Form 10-Q
period 1996-06-30
SMITHWAY MOTOR XPRESS CORP
filed 1996-08-13
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549-1004



                                FORM 10-Q

                                (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 0-20793


                        Smithway Motor Xpress Corp.
         (Exact name of registrant as specified in its charter)


            Nevada                               42-1433844
(State or other jurisdiction of               (I.R.S. employer
 incorporation or organization)             identification number)



                             Rural Route #5
                         Fort Dodge, Iowa  50501
                             (515) 576-7418
           (Address, including zip code, and telephone number,
                  including area code, of registrant's
                       principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.


                           YES [ ]      NO   [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 24, 1996).

         Class A Common Stock, $.01 par value:  3,999,293 shares
         Class B Common Stock, $.01 par value:  1,000,000 shares

                                              Exhibit Index is on Page 15.

                                 PART I

                          FINANCIAL INFORMATION

                                                                        PAGE
                                                                       NUMBER

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . .   3

         Condensed Consolidated Balance Sheets as of December 31, 1995
            and June 30, 1996 (unaudited) . . . . . . . . . . . . . . .   3

         Condensed Consolidated Statements of Earnings for the three
            and six months ended June 30, 1995 and 1996 (unaudited) . .   5

         Condensed Consolidated Statements of Non-Redeemable Common
            Stockholders' Equity for the six months ended June 30,
            1995 and 1996 (unaudited) . . . . . . . . . . . . . . . . .   6

         Condensed Consolidated Statements of Cash Flows for the six
            months ended June 30, 1995 and 1996 (unaudited) . . . . . .   7

         Notes to Condensed Consolidated Financial Statements (unaudited) 8


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . .   9


                                 PART II

                           OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  15

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . .  15

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . .  15

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . .  15

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . .  15

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  15

                                  PART I
                           FINANCIAL INFORMATION

                        SMITHWAY MOTOR XPRESS CORP.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                        December 31, 1995       June 30, 1996
                                                                 (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents. . . . . . .     $       2,976       $         893
 Short-term investment. . . . . . . . .               500                 300
 Receivables:
  Trade . . . . . . . . . . . . . . . .             5,708               8,196
  Other . . . . . . . . . . . . . . . .               399                 580
  Recoverable income taxes  . . . . . .                 9                   -
Inventories . . . . . . . . . . . . . .               416                 416
Deposits, primarily with insurers . . .               854                 784
Prepaid expenses. . . . . . . . . . . .               921               1,074
Deferred income taxes . . . . . . . . .               176                 176
                                            -------------       -------------
     Total current assets . . . . . . .            11,959              12,419
                                            -------------       -------------
Property and equipment:
  Land  . . . . . . . . . . . . . . . .               481                 531
  Buildings and improvements  . . . . .             3,626               3,755
  Tractors  . . . . . . . . . . . . . .            20,423              26,600
  Trailers. . . . . . . . . . . . . . .            13,852              16,202
  Other equipment . . . . . . . . . . .             3,049               3,209
                                            -------------       -------------
                                                   41,431              50,297
  Less accumulated depreciation
   and amortization . . . . . . . . . .            13,588              16,599
                                            -------------       -------------
     Net property and equipment . . . .            27,843              33,698
                                            -------------       -------------
Other assets. . . . . . . . . . . . . .               900               1,264
                                            -------------       -------------
                                            $      40,702       $      47,381
                                            =============       =============

               See accompanying notes to financial statements.

                        SMITHWAY MOTOR XPRESS CORP.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                        December 31, 1995       June 30, 1996
                                                                 (unaudited)

          LIABILITIES AND NON-REDEEMABLE COMMON STOCKHOLDERS' EQUITY

Current liabilities:
 Line of credit . . . . . . . . . . . .     $           -       $           -
 Current maturities of long-term debt .             4,861               5,881
 Accounts payable . . . . . . . . . . .             1,972               1,818
 Accrued loss reserves. . . . . . . . .             1,370               1,435
 Other accrued expenses . . . . . . . .             1,240               1,047
 Income taxes payable . . . . . . . . .                 -                 592
 Deferred income taxes. . . . . . . . .                 -                   -
                                            -------------       -------------
     Total current liabilities. . . . .             9,443              10,773

Long-term debt, less current maturities            18,358              21,576
Deferred income taxes . . . . . . . . .             3,618               4,079
                                            -------------       -------------
     Total liabilities. . . . . . . . .            31,419              36,428
                                            -------------       -------------
Redeemable Class A common stock . . . .             1,412               2,349
                                            -------------       -------------
Non-redeemable common stockholders' equity:
 Preferred stock . . . . . . . . . . .                  -
 Common stock:
  Class A. . . . . . . . . . . . . . .                 18                  17
  Class B. . . . . . . . . . . . . . .                 10                  10
 Additional paid-in capital. . . . . .                  -                   -
 Retained earnings . . . . . . . . . .              8,138               8,870
 Reacquired shares, at cost. . . . . .                (52)                (78)
 Equity reduction for Employee Stock
  Ownership Plan (ESOP) debt . . . . .               (243)               (215)
                                            -------------        ------------
     Total non-redeemable common
      stockholders' equity. . . . . . .             7,871               8,604
                                            -------------        ------------
Commitments. . . . . . . . . . . . . .      $      40,702        $     47,381
                                            =============        ============

               See accompanying notes to financial statements

                         SMITHWAY MOTOR XPRESS CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in thousands, except per share data)
                                 (Unaudited)

                       Three Months Ended June 30,   Six Months Ended June 30,
                         1995              1996           1995         1996
                        ---------     ----------      ----------    ----------
Operating revenue:
 Freight. . . . . . .   $  19,022      $  23,212      $  37,279     $  43,048
 Other. . . . . . . .          53            199             68           225

  Operating revenue        19,075         23,411         37,347        43,273

Operating expenses:
 Purchased
  transportation            7,698          9,406         14,963        17,198
 Compensation and
  employee benefits         4,391          5,035          8,478         9,613
 Fuel, supplies,
  and maintenance . .       2,294          2,870          4,667         5,669
 Insurance and claims         468            402          1,000           771
 Taxes and licenses           368            401            743           794
 General and
  administrative. . .         973          1,005          1,829         1,914
 Communications and
  utilities . . . . .         158            262            314           481
 Depreciation and
  amortization. . . .         950          1,506          1,898         3,011
                        ---------     ----------     ----------   -----------
  Total operating
   expenses . . . . .      17,300         20,887         33,892        39,451
                        ---------     ----------     ----------   -----------
  Earnings
   from operations. .       1,775          2,524          3,455         3,822

  Interest expense (net)     (272)          (552)          (523)         (967)

    Earnings before
      income taxes. .       1,503          1,972          2,932         2,855

  Income taxes. . . .         650            818          1,267         1,187

      Net earnings. .         853          1,154          1,665         1,668
                        =========     ==========     ==========    ==========
Net earnings per share  $    0.24     $     0.33     $     0.47    $     0.48
                        =========     ==========     ==========    ==========
Weighted average common
  shares outstanding .  3,528,485      3,499,293      3,532,068     3,500,487
                        =========     ==========     ==========    ==========

 See accompanying notes to consolidated financial statements.

                         SMITHWAY MOTOR XPRESS CORP.

                  CONSOLIDATED STATEMENTS OF NON-REDEEMABLE
                         COMMON STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                 (Unaudited)

                                                                          Equity     Total Non-
                                 Non-                                    reduction   redeemable
                              redeemable Additional                         for        common
                                common    paid-in   Retained  Reacquired   ESOP
stockholders'
                                stock     capital   earnings    shares     debt        equity
Balance at December 31, 1994  $     28   $      -   $  5,167  $   (58)  $    (348) $   4,789
Net earnings . . . . . . . .         -          -      3,091        -           -      3,091
Net contributions
 (distributions) . . . . . .         -        127          -        -           -        127
Net undistributed earnings of
 "S" corporation and sole
 proprietorship at date of
 termination . . . . . . . .         -         47        (47)        -          -          -
Cancellation of reacquired
 common shares . . . . . . .         -        (58)         -        58          -          -
Reduction of ESOP debt . . .         -          -          -         -        105        105
Change in price of common
 shares repurchased which
 was provided for in 1994. .         -        203          -         -          -        203
Acquisition of common shares         -          -          -       (52)         -        (52)
Change in value and number of
 redeemable common shares. .         -       (319)       (73)        -          -       (392)
                               -------    -------    -------    ------   --------   --------
Balance at December 31, 1995        28          -      8,138       (52)      (243)     7,871

Net earnings . . . . . . . .         -          -      1,668         -          -      1,668
Reduction of ESOP debt . . .         -          -          -         -         28         28
Acquisition of common shares         -          -          -       (26)         -        (26)
Change in value and number
 of redeemable common shares        (1)         -       (936)        -          -       (937)
                               -------    -------    -------    ------   -------    --------
Balance at June 30, 1996 . .        27          -      8,870       (78)     (215)      8,604
                               =======    =======    ========   ======   =======    ========

                        See accompanying notes to consolidated financial statements.

                                SMITHWAY MOTOR XPRESS CORP.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                  (Dollars in thousands)
                                                                  Six Months Ended June 30,
                                                                     1995         1996
Cash flows from operating activities:
 Net earnings . . . . . . . . . . . . . . . . . . . . . . . . .        1,665        1,668
                                                                   ----------     ---------
Adjustments to reconcile net earnings to net cash provided by
 (used in) operating activities:
 Depreciation and amortization. . . . . . . . . . . . . . . . .        1,898        3,011
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . .          457          460
 Changes in:
  Trade receivables . . . . . . . . . . . . . . . . . . . . . .       (1,199)      (2,488)
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . .         (727)        (193)
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . . .         (420)         601
  Other assets and liabilities. . . . . . . . . . . . . . . . .           61         (353)
                                                                   ---------    ---------
    Net cash provided by (used in) operating activities . . . .        1,735        2,706
Cash flows from investing activities:
 Purchase of property and equipment . . . . . . . . . . . . . .       (2,454)      (1,737)
 Change in other assets . . . . . . . . . . . . . . . . . . . .            -         (134)
 Purchase of short-term investments . . . . . . . . . . . . . .         (500)        (300)
 Proceeds from short-term investments . . . . . . . . . . . . .          500          500
                                                                   ---------     --------
    Net cash provided by (used in) investing activities . . . .       (2,454)      (1,671)
Cash flows from financing activities:
 Principal payments on long-term debt . . . . . . . . . . . . .       (1,711)      (2,862)
 Borrowings on line of credit agreement . . . . . . . . . . . .       37,469       41,347
 Payments on line of credit agreement . . . . . . . . . . . . .      (35,783)     (41,347)
 Payments for reacquired shares . . . . . . . . . . . . . . . .            -          (26)
 Distributions. . . . . . . . . . . . . . . . . . . . . . . . .          (55)           -
 Contributions. . . . . . . . . . . . . . . . . . . . . . . . .          182            -
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (554)        (230)
                                                                    --------    ---------
    Net cash (used in) provided by financing activities . . . .         (452)      (3,118)
                                                                    --------    ---------
    Net increase (decrease) in cash and cash equivalents. . . .       (1,171)      (2,083)

Cash and cash equivalents at beginning of period. . . . . . . .        1,175        2,976
                                                                    --------     --------
Cash and cash equivalents at end of period. . . . . . . . . . .            4          893
                                                                    ========     ========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          560        1,030
  Income taxes. . . . . . . . . . . . . . . . . . . . . . . . .        1,344          121
                                                                    ========     ========
Supplemental schedules of noncash investing and financing activities:
 Notes payable:
  Tractors and trailers . . . . . . . . . . . . . . . . . . . .        2,388        7,129
  Tires on above:
   Prepaid at end of period . . . . . . . . . . . . . . . . . .           49           27
   Expensed . . . . . . . . . . . . . . . . . . . . . . . . . .           66          232
Principal payments made by ESOP . . . . . . . . . . . . . . . .           50           28
Liability established for fractional shares to be acquired. . .         (203)           -
                                                                  ===========  ===========
               See accompanying notes to consolidated financial statements.

                        SMITHWAY MOTOR XPRESS CORP.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note 1.   Basis of Presentation

          The consolidated financial statements include the accounts of Smithway Motor Xpress Corp., a Nevada holding company, its wholly owned subsidiaries, Smithway Motor Xpress, Inc., Smithway Transportation Brokerage, Inc., and Wilmar Truck Leasing, Inc., and Smith Leasing (a sole proprietorship, the net assets of which were acquired by Smithway Motor Xpress Corp.) (together, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

          The financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.   Initial Public Offering

          On July 2, 1996, the Company sold 1,500,000 shares of its Class A common stock in an initial public offering (the "IPO"). The shares were sold at $8.50 per share for a total consideration of $12,750,000, before underwriting discounts and offering expenses. In addition, certain shareholders sold 650,000 shares in the IPO.

          The proceeds of approximately $11.3 million, net of underwriting discounts and offering expenses not previously paid, were used to repay the Company's line of credit and reduce long-term debt.

          The redeemable Class A common stock and non-redeemable common stockholders' equity at June 30, 1996, and the as adjusted balances as if the IPO had occurred on June 30, 1996, are as follows.

                                        Before the Offering After the Offering
                                                (Dollars in Thousands)
                                        -------------------------------------
Redeemable Class A common stock                     $2,349                  -
                                        ==================    ===============
Non-redeemable common stockholders'
 equity:
     Preferred                                      $    -                  -
     Common stock   -    Class A                        17                 40
                         Class B                        10                 10
Additional paid-in capital                               -             11,220
Retained earnings                                    8,870             10,813
Reacquired shares, at cost                             (78)               (78)
Equity reduction for ESOP debt                        (215)                 -
                                        ------------------    ---------------
Total non-redeemable common                        $ 8,604             22,005
 stockholders' equity                   ==================    ===============

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the second quarter and first six months of the Company's 1995 and 1996 fiscal years, respectively.

    The Company closed its initial public offering of 2,150,000 shares of Class A Common Stock on July 2, 1996. The approximately $11.3 million in net proceeds to the Company are being used to repay the Company's line of credit and other secured debt, along with prepayment penalties.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain items to operating revenue for the periods indicated:

                         Three Months Ended June 30, Six Months Ended June 30,
                               1995        1996            1995        1996
                             -------     -------        -------      -------
Operating revenue. . . . . .  100.0%      100.0%         100.0%       100.0%
 Purchased transportation. .   40.4        40.2           40.1         39.7
 Compensation and employee
   benefits. . . . . . . . .   23.0        21.5           22.7         22.2
 Fuel, supplies, and
   maintenance . . . . . . .   12.0        12.3           12.5         13.1
 Insurance and claims. . . .    2.5         1.7            2.7          1.8
 Taxes and licenses. . . . .    1.9         1.7            2.0          1.8
 General and administrative.    5.1         4.3            4.9          4.4
 Communications and utilities   0.8         1.1            0.8          1.1
 Depreciation and amortization  5.0         6.4            5.1          7.0
                             --------    --------       -------     --------
  Total operating expenses .   90.7        89.2           90.7         91.2
                             --------    --------       -------     --------
Earnings from operations . .    9.3        10.8            9.3          8.8
Interest expense (net) . . .    1.4         2.4            1.4          2.2
Earnings before income taxes    7.9         8.4            7.9          6.6
Income taxes . . . . . . . .    3.4         3.5            3.4          2.7
                            --------    --------       --------     --------
Net earnings . . . . . . . .    4.5%        4.9%           4.5%         3.9%
                            ========    ========       ========     ========

Comparison of Three Months Ended June 30, 1996, with Three Months Ended June 30, 1995

    Operating revenue increased 22.7%, to $23.4 million during the 1996 quarter from $19.1 million during the 1995 quarter. The increase was attributable to (i) a 23.5% increase in weighted average tractors, to 731 during the 1996 quarter from 592 during the 1995 quarter; (ii) a $500,000 (33%) increase in revenue from freight brokerage operations, (iii) $156,000 in revenue from fuel surcharges during the 1996 quarter, and (iv) a decrease in empty miles to 14.8% in the 1996 quarter from 15.0% during the 1995 quarter. These factors were offset by a decrease in revenue per loaded mile to $1.38 from $1.39 and lower miles per tractor in the 1996 quarter. Revenue per tractor (excluding revenue from brokerage operations) decreased 1.0%, to $2,274 in the 1996 quarter from $2,299 in the 1995 quarter.

    Purchased transportation decreased to 40.2% of revenue during the 1996 quarter from 40.4% in the 1995 quarter, as the Company operated fewer tractors under operating leases. Additionally, tractors provided by independent contractors declined slightly as a percentage of the Company's tractor fleet. Compensation and employee benefits decreased to 21.5% of revenue during the 1996 quarter from 23.0% during the 1995 quarter as a result of lower workers' compensation costs and a smaller contribution to the Company's Employee Stock Ownership Plan and Trust.

    Fuel, supplies, and maintenance increased to 12.3% of revenue during the 1996 quarter from 12.0% during the 1995 quarter, principally as a result of an 11.2% increase in the price per gallon of fuel and an increase in the percentage of the Company's fleet being comprised of Company-owned tractors and trailers.

    Insurance and claims decreased to 1.7% of revenue during the 1996 quarter from 2.5% during the 1995 quarter, primarily as a result of a reduction in cargo claims and management negotiating a reduction in liability insurance premiums.

    Taxes and licenses decreased slightly to 1.7% of revenue in the 1996 quarter compared with 1.9% in the 1995 quarter, as a result of fewer loads requiring over-dimension special permits.

    General and administrative expenses decreased to 4.3% of revenue during the 1996 quarter from 5.1% during the 1995 quarter, principally as a result of a larger percentage of shipments being dispatched by Company employees, resulting in lower commissions being paid to independent agents in the current period.

    Communications and utilities increased to 1.1% of revenue during the 1996 quarter from .8% during the 1995 quarter, as the Company equipped its tractors with satellite-based tracking and communication units during the 1995 quarter and had completed installation in 100% of Company-owned tractors by the beginning of the 1996 quarter.

    Depreciation and amortization increased to 6.4% of revenue during the 1996 quarter from 5.0% during the 1995 quarter. The increase was attributable to a combination of (i)a newer tractor fleet and the installation of satellite-based tracking and communication units, which increased the cost of equipment being depreciated, (ii) an increase in the percentage of the Company's fleet being comprised of Company-owned equipment, and (iii) a 1.0% decrease in revenue per tractor.

    As a result of the foregoing, the Company's operating ratio decreased to 89.2% during the 1996 quarter from 90.7% during the 1995 quarter.

    Interest expense increased to 2.4% of revenue during the 1996 quarter from 1.4% during the 1995 quarter, as higher average debt balances ($27.7 million in the 1996 quarter compared with $14.3 million in the 1995 quarter) more than offset lower average interest rates (7.6% in the 1996 period compared with 8.1% in the 1995 period).

    The Company's effective tax rates were 41.5% during the 1996 quarter (3.5% of revenue) and 43.2% during the 1995 quarter (3.4% of revenue).

    As a result of the factors described above, net earnings increased to $1.2 million during the 1996 quarter (4.9% of revenue) from $853,000 during the 1995 quarter (4.5% of revenue).

Comparison of Six Months Ended June 30, 1996, with Six Months Ended June 30, 1995

    Operating revenue increased 15.9%, to $43.3 million during the 1996 fiscal period from $37.3 million during the 1995 fiscal period. The increase was attributable to (i) a 25.8% increase in weighted average tractors, to 727 during the 1996 period from 578 during the 1995 period; (ii) a $181,000 (6.4%) increase in revenue from brokerage operations; and (iii) $156,000 in revenue from fuel surcharges during the 1996 quarter. These factors were offset by a decrease in revenue per loaded mile to $1.37 from $1.38, lower miles per tractor, and an increase in empty miles to 15.8% from 15.2% during the 1996 period. Revenue per tractor per week (excluding revenue from brokerage operations) decreased 6.1% to $2,198 in the 1996 period from $2,342 in the 1995 period.

    Purchased transportation decreased to 39.7% of revenue during the 1996 period from 40.1% in the 1995 period, as the Company operated fewer tractors under operating leases. Additionally, tractors provided by independent contractors declined slightly as a percentage of the Company's tractor fleet. Compensation and employee benefits decreased to 22.2% of revenue during the 1996 period from 22.7% during the 1995 period as a result of lower workers' compensation costs and a smaller contribution to the Company's Employee Stock Ownership Plan and Trust.

    Fuel, supplies, and maintenance increased to 13.1% of revenue during the 1996 period from 12.5% during the 1995 period, principally as a result of a 9.6% increase in the price per gallon of fuel and an increase in the percentage of the Company's fleet being comprised of Company-owned tractors and trailers.

    Insurance and claims decreased to 1.8% of revenue during the 1996 period from 2.7% during the 1995 period, primarily as a result of management s negotiation of a reduction in insurance premiums.

    Taxes and licenses decreased slightly to 1.8% of revenue in the 1996 period compared with 2.0% in the 1995 period. The decrease is attributable to fewer loads requiring special permits for over-dimension loads.

    General and administrative expenses decreased to 4.4% of revenue during the 1996 period from 4.9% during the 1995 period, principally as a result of a larger percentage of shipments being dispatched by Company employees, resulting in lower commissions to independent agents in the current period.

    Communications and utilities increased to 1.1% of revenue during the 1996 period from .8% during the 1995 period, as the Company equipped its tractors with satellite-based tracking and communication units during the 1995 period and had completed installation in 100% of Company-owned tractors by the beginning of the 1996 period.

    Depreciation and amortization increased to 7.0% of revenue during the 1996 period from 5.1% during the 1995 period. The increase was attributable to a combination of a newer tractor fleet and the installation of satellite-based tracking and communication units, which increased the cost of equipment being depreciated, an increase in the percentage of the Company's fleet being comprised of Company-owned equipment, and a 5.1% decrease in revenue per tractor.

    As a result of the foregoing, the Company's operating ratio increased to 91.2% during the 1996 period from 90.7% during the 1995 period.

    Interest expense increased to 2.2% of revenue during the 1996 period from 1.4% during the 1995 period, as higher average debt balances ($26.4 million in the 1996 period compared with $13.2 million in the 1995 period) more than offset lower average interest rates (7.5% in the 1996 period compared with 8.5% in the 1995 period).

    The Company's effective tax rates were 41.6% during the 1996 period (2.7% of revenue) and 43.2% during the 1995 period (3.4% of revenue).

    As a result of the factors described above, net earnings were approximately $1.7 million in each period.

LIQUIDITY AND CAPITAL RESOURCES

    The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under a $5.75 million line of credit, cash flow from operations, equipment leases from third-party lessors, proceeds of the Company's initial public offering, and through the use of independent contractors. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers.

    The Company's primary source of cash flow from operations is net income increased by depreciation and deferred income taxes. Net cash (used in) provided by operating activities was $2.7 million in the 1996 period. The primary use of funds from operations was to internally finance the increase in accounts receivable of $2.5 million attributable to the growth of the business. Customer accounts receivable was $8.2 million for the six months ended June 30, 1996. The average age of the Company's accounts receivable was approximately 31.5 days for the six months ended June 30, 1996.

    Net cash used in investing activities of $1.7 million in the 1996 period related primarily to purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $2.5 million in the remaining six months of 1996. Such projected capital expenditures will be funded with cash flow from operations, borrowings, or operating leases. In prior periods, substantially all revenue equipment additions were financed through borrowing or leasing transactions and proceeds of the Company's initial public offering.

    Net cash provided by financing activities of $3.1 million for the six months ended June 30, 1996, consisted primarily of net payments of $2.9 million of principal under the Company's long-term debt agreements and no borrowings or payments under the Company's line of credit.

    The maximum amount available under the Company's primary line of credit at June 30, 1996, was $5.75 million, on which the Company had no outstanding balance. The interest rate on the line of credit is .5% above the bank's prime rate. The line of credit is collateralized by accounts receivable and inventory. At June 30, 1996, the Company had outstanding long-term debt (including current maturities) consisting of approximately $27.5 million, most of which was comprised of obligations for the purchase of revenue equipment. Interest rates on this debt range from 5.3% to 10.3%, and the principal amounts mature at various dates through December 2006.

                                  PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings.

         No reportable events or material changes occurred during the quarter for which this report is filed.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                                  EXHIBIT INDEX

NUMBER    DESCRIPTION
3.1*      Articles of Incorporation.

3.2*      Bylaws.

4.1*      Articles of Incorporation.

4.2*      Bylaws.

10.1* OmniTRACS(Trademark) Contract dated January 5, 1995, between Qualcomm, Incorporated and Smithway Motor Xpress, Inc., an Iowa corporation, for communications equipment and services.

10.2*     Outside Director Stock Option Plan dated March 1, 1995.

10.3*     Incentive Stock Plan, adopted March 1, 1995.

10.4*     401(k) Plan, adopted August 14, 1992, as amended.

10.5* Employee Stock Ownership Plan and Trust adopted January 1, 1986, as amended.

NUMBER    DESCRIPTION

10.6* Letter Agreement dated November 29, 1994, between Christenberry Collet & Co. and Smithway Motor Xpress, Inc., an Iowa corporation, for communications equipments and services.

10.7* Memorandum of arrangement between Ray Steward and Smithway Motor Xpress, Inc., an Iowa corporation, concerning Spectrum software.

10.8* Voting Trust Agreement dated March 1, 1995, among William G. and Marlys L. Smith and Melissa Sue Osterberg, as Trustee.

10.9*     Exchange Agreement dated March 1, 1995, among William G. and Marlys
          L. Smith, William G. Smith d/b/a Smith Leasing, G. Larry Owens, Smithway Motor Xpress, Inc. Employee Stock Ownership Plan and Trust, and Smithway Motor Xpress Corp., a Nevada corporation.

10.10* Form of Agency Agreement between Smithway Motor Xpress, Inc. and its independent commission agents.

10.11* License Agreement dated November 29, 1993, between Smithway Motor Xpress, Inc. and Rand McNally - TDM, Inc.

10.12*    Memorandum of officer incentive compensation policy.

10.13* Offer to Buy Real Estate and Acceptance dated March 31, 1993, between Smithway Motor Xpress, Inc. and William G. Smith.

10.14* Form of Independent Contractor Agreement between Smithway Motor Xpress, Inc. and its independent contractor providers of tractors.

10.15* Amendment No. 1 to Exchange Agreement dated as of June 29, 1995, among William G. and Marlys L. Smith, William G. Smith d/b/a Smith Leasing, G. Larry Owens, Smithway Motor Xpress, Inc. Employee Stock Ownership Plan and Trust, and Smithway Motor Xpress Corp., a Nevada corporation.

10.16* Acquisition Agreement dated May 31, 1995, among Smithway Motor Xpress, Inc., Van Tassel, Inc., Teresa Van Tassel, and Douglas Van Tassel.

10.17* Acquisition Agreement dated January 10, 1996, among Smithway Motor Xpress Inc., an Iowa Corporation, Smith Trucking Company, a Kansas corporation, and Delmar Smith.

* Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996.

         (b)  Reports on Form 8-K.

              None.

                                 SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SMITHWAY MOTOR XPRESS CORP., a Nevada
                               corporation

Date:  August 5, 1996          By: /s/ G. Larry Owens
                                   G. Larry Owens
                                   Executive Vice President and
                                   Chief Financial Officer