Form 10-Q
period 1996-09-30
SMITHWAY MOTOR XPRESS CORP
filed 1996-11-14
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------


                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996.

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-20793

                           Smithway Motor Xpress Corp.
             (Exact name of registrant as specified in its charter)

                    Nevada                               42-1433844
 (State or other jurisdiction of incorporation (I.R.S. employer identification
                or organization)                           number)


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

                                    YES X  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 1996).

             Class A Common Stock, $.01 par value: 3,999,293 shares Class B Common Stock, $.01 par value: 1,000,000 shares

                                                     Exhibit Index is on Page15.


                                                      PART I
                                               FINANCIAL INFORMATION

                                                                                               PAGE
                                                                                              NUMBER

Item 1     Financial Statements ........................................................         4
           Condensed Consolidated Balance Sheets as of December 31, 1995 and
                    September 30, 1996 (unaudited) .....................................         4
           Condensed Consolidated Statements of Earnings for the three and nine
                    months ended September 30, 1995 and 1996 (unaudited) ......................         6
           Condensed Consolidated Statements of Non-Redeemable Common Stockholders'
                    Equity for the year ended  December  31, 1995 and the nine
                    months ended September 30, 1996 (unaudited) ........................................................         7
           Condensed Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 1995 and 1996 (unaudited) ............................         8
           Notes to Condensed Consolidated Financial Statements (unaudited) ............        10
Item 2     Management's Discussion and Analysis of Financial Condition and Results of
                    Operations  ........................................................        11

                                                      PART II
                                                 OTHER INFORMATION

 Item 1  Legal Proceedings .............................................................        15
 Item 2  Changes in Securities .........................................................        15
 Item 3  Defaults Upon Senior Securities ...............................................        15
 Item 4  Submission of Matters to a Vote of Security Holders ...........................        15
 Item 5  Other Information .............................................................        15
 Item 6  Exhibits and Reports on Form 8-K ..............................................        15

                           FORWARD LOOKING STATEMENTS

         THIS DOCUMENT AND STATEMENTS BY THE COMPANY IN PRESS RELEASES, PUBLIC FILINGS, AND STOCKHOLDER REPORTS, AS WELL AS ORAL PUBLIC STATEMENTS BY COMPANY REPRESENTATIVES, MAY CONTAIN CERTAIN FORWARD LOOKING INFORMATION THAT IS SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER
MATERIALLY FROM THOSE PROJECTED. WITHOUT LIMITATION, THESE RISKS AND UNCERTAINTIES INCLUDE ECONOMIC RECESSIONS OR DOWNTURNS IN CUSTOMERS' BUSINESS CYCLES, EXCESSIVE INCREASES IN CAPACITY WITHIN THE TRUCKLOAD MARKETS, DECREASED DEMAND FOR TRANSPORTATION SERVICES OFFERED BY THE COMPANY, RAPID INFLATION AND FUEL PRICE INCREASES, INCREASES IN INTEREST RATES, AND THE AVAILABILITY AND COMPENSATION OF QUALIFIED DRIVERS AND OWNER-OPERATORS. READERS SHOULD REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS DOCUMENT AND SUCH OTHER MEDIA.


                                     PART I
                              FINANCIAL INFORMATION

                           SMITHWAY MOTOR XPRESS CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,      September 30,
                                                                                     1995               1996

                                                                              ------------------ ------------------
                                                                                                     (unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents...................................................           $ 2,976            $ 2,722
  Short-term investment.......................................................               500                300
  Receivables:

    Trade.....................................................................             5,708              8,833
    Other.....................................................................               399                699
    Recoverable income taxes..................................................                 9                  -
Inventories...................................................................               416                416
Deposits, primarily with insurers.............................................               854                956
Prepaid expenses..............................................................               921              1,368
Deferred income taxes.........................................................               176                176
                                                                              ------------------ ------------------
         Total current assets.................................................            11,959             15,470
                                                                              ------------------ ------------------
Property and equipment:

  Land........................................................................               481                531
  Buildings and improvements..................................................             3,626              3,980
  Tractors....................................................................            20,423             26,617
  Trailers....................................................................            13,852             16,715
  Other equipment.............................................................             3,049              3,352
                                                                              ------------------ ------------------
                                                                                          41,431             51,195
  Less accumulated depreciation and amortization..............................            13,588             18,104
                                                                              ------------------ ------------------
         Net property and equipment...........................................            27,843             33,091
                                                                              ------------------ ------------------
Other assets..................................................................               900                464
                                                                              ------------------ ------------------
                                                                                        $ 40,702           $ 49,025
                                                                              ================== ==================



                                                                    Page 3 of 16
See accompanying notes to consolidated financial statements.


                                            SMITHWAY MOTOR XPRESS CORP.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (Dollars in thousands)

                                                                                 December 31,      September 30,
                                                                                     1995               1996

                                                                              ------------------ ------------------
                                                                                                    (unaudited)

                            LIABILITIES AND NON-REDEEMABLE COMMON STOCKHOLDERS' EQUITY

Current liabilities:

  Line of credit..............................................................$                - $                -
  Current maturities of long-term debt........................................             4,861              2,755
  Accounts payable............................................................             1,972              2,094
  Accrued loss reserves.......................................................             1,370              1,570
  Other accrued expenses......................................................             1,240              1,222
  Income taxes payable........................................................                 -              1,171
  Deferred income taxes.......................................................                 -                  -
                                                                              ------------------ ------------------
         Total current liabilities............................................             9,443              8,812
Long-term debt, less current maturities.......................................            18,358             12,503
Deferred income taxes.........................................................             3,618              4,464
                                                                              ------------------ ------------------
         Total liabilities....................................................            31,419             25,779
                                                                              ------------------ ------------------
Redeemable Class A common stock...............................................             1,412                  -
                                                                              ------------------ ------------------
Non-redeemable common stockholders' equity:

  Preferred stock.............................................................                 -                  -
  Common stock:
    Class A...................................................................                18                 40
    Class B...................................................................                10                 10
  Additional paid-in capital..................................................                 -             11,108
  Retained earnings...........................................................             8,138             12,166
  Reacquired shares, at cost..................................................               (52)               (78)
  Equity reduction for Employee Stock Ownership Plan (ESOP) debt..............              (243)                 -
                                                                              ------------------ ------------------
         Total non-redeemable common stockholders' equity.....................             7,871             23,246
                                                                              ================== ==================
Commitments...................................................................$           40,702 $           49,025
                                                                              ================== ==================



                                                                    Page 4 of 16

See accompanying notes to consolidated financial statements.



                           SMITHWAY MOTOR XPRESS CORP.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                         September 30,

                                                ------------------------------------- -------------------------------------
                                                      1995                 1996              1995               1996
                                                -----------------    ---------------- ------------------  -----------------
Operating revenue:

  Freight.......................................$          20,584    $         24,816 $           57,863  $          67,864
  Other.........................................              111                 121                179                345
                                                -----------------    ---------------- ------------------  -----------------
      Operating revenue.........................           20,695              24,937             58,042             68,209
                                                -----------------    ---------------- ------------------  -----------------
Operating expenses:

  Purchased transportation......................            8,563              10,066             23,527             27,264
  Compensation and employee benefits............            4,690               5,495             13,168             15,109
  Fuel, supplies, and maintenance...............            2,624               3,211              7,291              8,880
  Insurance and claims..........................              387                 452              1,387              1,223
  Taxes and licenses............................              412                 415              1,155              1,210
  General and administrative....................              831               1,051              2,660              2,964
  Communication and utilities...................              222                 207                536                688
  Depreciation and amortization.................              950               1,506              2,848              4,517
                                                -----------------    ---------------- ------------------  -----------------
      Total operating expenses..................           18,679              22,403             52,572             61,855
                                                -----------------    ---------------- ------------------  -----------------
      Earnings from operations..................            2,016               2,534              5,470              6,354
  Interest expense (net).......................              (295)               (240)              (818)            (1,206)
                                                -----------------    ---------------- ------------------  -----------------
      Earnings before income taxes..............            1,721               2,294              4,652              5,148
  Income taxes..................................             (689)               (964)            (1,954)            (2,150)
                                                -----------------    ---------------- ------------------  -----------------
      Net earnings..............................$           1,032         $     1,330      $       2,698       $      2,998
                                                =================    ================ ==================  =================
Net earnings per share..........................$            0.29         $      0.27      $        0.76       $       0.75
                                                =================    ================ ==================  =================
Weighted average common shares                          3,528,485           4,999,293          3,530,873          4,000,090
  outstanding...................................
                                                =================    ================ ==================  =================



                                                                    Page 5 of 16
See accompanying notes to consolidated financial statements.



                           SMITHWAY MOTOR XPRESS CORP.

                    CONSOLIDATED STATEMENTS OF NON-REDEEMABLE

                           COMMON STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 Additional  Retained                 Equity    Total Non-
                                                      Non-        paid-in    earnings                reduction   redeemable
                                                   redeemable     capital                              for        common
                                                     common                            Reacquired      ESOP    stockholders'
                                                      stock                             shares         debt       equity
                                                   -----------  ----------- --------- ------------ ---------- -------------
Balance at December 31, 1994.......................$        28  $         - $   5,167 $        (58)$     (348)$       4,789
Net earnings.......................................          -            -     3,091            -          -         3,091
Net contributions (distributions).................           -          127         -            -          -           127
Net undistributed earnings of "S"
  corporation and sole proprietorship at date

  of termination...................................          -           47       (47)           -          -             -
Cancellation of reacquired common shares...........          -          (58)        -           58          -             -
Reduction of ESOP debt.............................          -            -         -            -        105           105
Change in price of common shares
  repurchased which was provided for in

  1994.............................................          -          203         -            -          -           203
Acquisition of common shares.......................          -            -         -          (52)         -           (52)
Change in value and number of redeemable

  common shares....................................          -         (319)      (73)           -          -          (392)
                                                   -----------  ----------- --------- ------------ ---------- -------------
Balance at December 31, 1995.......................         28            -     8,138          (52)      (243)        7,871
Net earnings.......................................          -            -     2,998            -          -         2,998
Reduction of ESOP debt.............................          -            -         -            -        243           243
Acquisition of common shares.......................          -            -         -          (26)         -           (26)
Shares sold for cash, net of cost of issuance               15       10,732         -            -          -        10,747
Change in value and number of redeemable

  common shares....................................          7          376     1,030            -          -         2,349
                                                   -----------  ----------- --------- ------------ ---------- -------------
Balance at September 30, 1996......................$       50      $ 11,108   $12,166 $        (78)  $      -   $    23,246
                                                   ===========  =========== ========= ============ ========== =============



                                                                    Page 6 of 16

See accompanying notes to consolidated financial statements.


                           SMITHWAY MOTOR XPRESS CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (Dollars in thousands)

                                                                                                    Nine Months Ended
                                                                                                      September 30,

                                                                                              -----------------------------
                                                                                                   1995           1996
                                                                                              -------------- --------------
Cash flows from operating activities:

  Net earnings................................................................................$        2,698 $        2,998
                                                                                              -------------- --------------
           Adjustments  to  reconcile  net  earnings  to net  cash  provided  by operating activities:

    Depreciation and amortization.............................................................         2,848          4,517
    Deferred income taxes.....................................................................           783            846
    Changes in:

      Trade receivables.......................................................................        (1,801)        (3,125)
      Other receivables.......................................................................          (154)          (204)
      Inventories.............................................................................             -              -
      Deposits primarily with insurers........................................................           (85)          (102)
      Prepaid expenses........................................................................          (199)          (447)
      Accounts payable........................................................................           334            122
      Accrued loss reserves...................................................................           135            200
      Other accrued expenses..................................................................          (442)           (18)
      Income taxes............................................................................          (843)         1,180
            Total adjustments.................................................................           576          2,969
                                                                                              -------------- --------------
         Net cash provided by operating activities............................................         3,274          5,967
Cash flows from investing activities:
  Purchase of property and equipment..........................................................        (1,040)        (2,569)
  Other assets................................................................................             -           (150)
  Purchase of short-term investments..........................................................          (500)          (300)
  Proceeds from short-term investments........................................................           500            500
                                                                                              -------------- --------------
         Net cash used in investing activities................................................        (1,040)        (2,519)
Cash flows from financing activities:
  Principal payments on long-term debt........................................................        (2,968)       (14,914)
  Borrowings on line of credit agreement......................................................        57,861         65,092
  Payments on line of credit agreement........................................................       (57,859)       (65,092)
  Payments for reacquired shares..............................................................             -            (26)
  Proceeds from issuance of common stock......................................................             -         11,858
  Other assets                                                                                          (455)          (620)
  Contributions...............................................................................           182              -
  Distributions...............................................................................           (55)             -
                                                                                              -------------- --------------
         Net cash used in financing activities................................................        (3,294)        (3,702)
                                                                                              -------------- --------------
         Net decrease in cash and cash equivalents............................................        (1,060)          (254)
Cash and cash equivalents at beginning of year................................................         1,175          2,976
                                                                                              -------------- --------------
Cash and cash equivalents at end of year......................................................           115          2,722
                                                                                              ============== ==============



                                                                    Page 7 of 16
See accompanying notes to consolidated financial statements.


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                   Nine months ended
                                                                                                     September 30,

                                                                                           --------------------------------
                                                                                                  1995            1996
                                                                                           ---------------   --------------
Supplemental disclosure of cash flow information:

  Cash paid during the year for:

      Interest.........................................................................    $      937     $       1,331

      Income taxes.....................................................................         2,149             1,866
                                                                                           ============   ==============
Supplemental schedules of noncash investing and financing activities:


  Notes payable:


    Tractors and trailers..............................................................    $   6,474      $       7,196

    Tires on above:

      Prepaid at end of period.........................................................           33                24

      Expensed.........................................................................          100               307

Principal payments made by ESOP........................................................           78               243
                                                                                           ============   ==============



                                                                    Page 8 of 16
See accompanying notes to consolidated financial statements.

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

Note 3.           Acquisition

                  In October 1996, the Company purchased certain assets and assumed the freight operations of Marquardt Transportation, Inc. of Yankton, South Dakota. The purchase price, which included cash and assumption of certain liabilities, amounted to approximately $1.5 million. Marquardt Transportation, Inc. had revenues of approximately $15 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the third quarter and first nine months of the Company's 1995 and 1996 fiscal years, respectively.

         The Company closed its initial public offering of 2,150,000 shares of Class A Common Stock on July 2, 1996. The approximately $11.3 million in net proceeds to the Company are being used to repay the Company's line of credit and other secured debt, along with prepayment penalties.

Results of Operations

         The following table sets forth the percentage relationship of certain items to operating revenue for the periods indicated:


                                                                  Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,

                                                              --------------------------  -------------------------
                                                                  1995         1996           1995         1996
                                                              ------------ -------------  ------------- -----------
Operating revenue.............................................     100.0%        100.0%        100.0%      100.0%
  Purchased transportation....................................      41.4          40.4           40.5        40.0
  Compensation and employee benefits..........................      22.7          22.0           22.7        22.2
  Fuel, supplies, and maintenance.............................      12.7          12.9           12.6        13.0
  Insurance and claims........................................       1.9           1.8            2.4         1.8
  Taxes and licenses..........................................       2.0           1.7            2.0         1.8
  General and administrative..................................       4.0           4.2            4.6         4.4
  Communications and utilities................................       1.0           0.8            0.9         1.0
  Depreciation and amortization...............................       4.6           6.0            4.9         6.6
                                                              ------------ -------------  ------------- -----------
    Total operating expenses..................................      90.3          89.8           90.6        90.7
                                                              ------------ -------------  ------------- -----------
Earnings from operations......................................       9.7          10.2            9.4         9.3
Interest expense (net)........................................      (1.4)         (1.0)          (1.4)       (1.8)
                                                              ------------ -------------  ------------- -----------
Earnings before income taxes..................................       8.3           9.2            8.0         7.5
Income taxes..................................................      (3.3)         (3.9)          (3.4)       (3.1)
                                                              ------------ -------------  ------------- -----------
Net earnings..................................................       5.0%          5.3%          4.6%        4.4%
                                                              ============ =============  ============= ===========

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996, WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

         Operating revenue increased 20.5%, to $24.9 million during the 1996 quarter from $20.7 million during the 1995 quarter. The increase was attributable to (i) a 21.0% increase in weighted average tractors, to 756 during the 1996 quarter from 625 during the 1995 quarter; (ii) a $7,000 (.4%) increase in revenue from freight brokerage operations, (iii) $24,000 in revenue from fuel surcharges during the 1996 quarter, and (iv) a decrease in empty miles to 14.9% in the 1996 quarter from 15.1% during the 1995 quarter. These factors were offset by lower miles per tractor in the 1996 quarter. Revenue per tractor (excluding revenue from brokerage operations) decreased .7%, to $2,308 in the 1996 quarter from $2,325 in the 1995 quarter.

         Purchased transportation decreased to 40.4% of revenue during the 1996 quarter from 41.4% in the 1995 quarter, as the Company operated fewer tractors under operating leases. Additionally, tractors provided by independent contractors declined slightly as a percentage of the Company's tractor fleet.

Compensation and employee benefits decreased to 22.0% of revenue during the 1996 quarter from 22.7% during the 1995 quarter as a result of lower worker's compensation costs and a smaller contribution to the Company's Employee Stock Ownership Plan and Trust.

         Fuel, supplies, and maintenance increased to 12.9% of revenue during the 1996 quarter from 12.7% during the 1995 quarter, principally as a result of an 10.3% increase in the price per gallon of fuel and an increase in the percentage of the Company's fleet being comprised of Company-owned tractors and trailers.

         Insurance and claims decreased to 1.8% of revenue during the 1996 quarter from 1.9% during the 1995 quarter, primarily as a result of a reduction in liability insurance claims.

         Taxes and licenses decreased slightly to 1.7% of revenue in the 1996 quarter compared with 2.0% in the 1995 quarter, as a result of fewer loads requiring over-dimension special permits.

         General and administrative expenses increased to 4.2% of revenue during the 1996 quarter from 4.0% during the 1995 quarter, principally as a result of increased amounts for office and administrative expense.

         Communications and utilities decreased to .8% of revenue during the 1996 quarter from 1.0% during the 1995 quarter, as the Company equipped its tractors with satellite-based tracking and communication units during the 1995 quarter and had completed installation in 100% of Company-owned tractors by the beginning of the 1996 quarter.

         Depreciation and amortization increased to 6.0% of revenue during the 1996 quarter from 4.6% during the 1995 quarter. The increase was attributable to a combination of (i) a newer tractor fleet and the installation of satellite-based tracking and communication units, which increased the cost of equipment being depreciated, (ii) an increase in the percentage of the Company's fleet being comprised of Companyowned equipment, and (iii) a .7% decrease in revenue per tractor.

         As a result of the foregoing, the Company's operating ratio decreased to 89.8% during the 1996 quarter from 90.3% during the 1995 quarter.

         Interest expense decreased to 1.0% of revenue during the 1996 quarter from 1.4% during the 1995 quarter, due to lower average debt balances ($15.3 million in the 1996 quarter compared with $17.8 million in the 1995 quarter).

         The Company's effective tax rates were 42.0% during the 1996 quarter (3.9% of revenue) and 40.0% during the 1995 quarter (3.3% of revenue).

         As a result of the factors described above, net earnings increased to $1.3 million during the 1996 quarter (5.3% of revenue) from $1.0 million during the 1995 quarter (5.0% of revenue).

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996, WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

         Operating revenue increased 17.5%, to $68.2 million during the 1996 period from $58.0 million during the 1995 period. The increase was attributable to (i) a 20.4% increase in weighted average tractors, to 715 during the 1996 period from 594 during the 1995 period; (ii) a $19,520 (.4%) increase in revenue from brokerage operations; and (iii) $164,568 in revenue from fuel surcharges during the 1996 period. These factors were offset by a decrease in revenue per loaded mile to $1.37 from $1.38 and lower miles per tractor. Revenue per tractor per week (excluding revenue from brokerage operations) decreased 3.3% to $2,261 in the 1996 period from $2,339 in the 1995 period.

         Purchased transportation decreased to 40.0% of revenue during the 1996 period from 40.5% in the 1995 period, as the Company operated fewer tractors under operating leases. Additionally, tractors provided by independent contractors declined slightly as a percentage of the Company's tractor fleet. Compensation and employee benefits decreased to 22.2% of revenue during the 1996 period from 22.7% during the 1995 period as a result of lower worker's compensation costs and a smaller contribution to the Company's Employee Stock Ownership Plan and Trust.

         Fuel, supplies, and maintenance increased to 13.0% of revenue during the 1996 period from 12.6% during the 1995 period, principally as a result of a 9.8% increase in the price per gallon of fuel and an increase in the percentage of the Company's fleet being comprised of Company-owned tractors and trailers.

         Insurance and claims decreased to 1.8% of revenue during the 1996 period from 2.4% during the 1995 period, primarily as a result of management's negotiation of a reduction in insurance premiums.

         Taxes and licenses decreased slightly to 1.8% of revenue in the 1996 period compared with 2.0% in the 1995 period. The decrease is attributable to fewer loads requiring special permits for over-dimension loads.

         General and administrative expenses decreased to 4.4% of revenue during the 1996 period from 4.6% during the 1995 period, principally as a result of a larger percentage of shipments being dispatched by Company employees, resulting in lower commissions to independent agents in the current period.

         Communications and utilities were 1.0% of revenue during the 1996 period and .9% during the 1995 period.

         Depreciation and amortization increased to 6.6% of revenue during the 1996 period from 4.9% during the 1995 period. The increase was attributable to a combination of (i) a newer tractor fleet, which increased the cost of equipment being depreciated, (ii) an increase in the percentage of the Company's fleet being comprised of Company-owned equipment, and (iii) a 3.3% decrease in revenue per tractor.

         As a result of the foregoing, the Company's operating ratio increased to 90.7% during the 1996 period from 90.6% during the 1995 period.

         Interest expense increased to 1.8% of revenue during the 1996 period from 1.4% during the 1995 period, as higher average debt balances ($23.0 million in the 1996 period compared with $15.5 million in the 1995 period) more than offset lower average interest rates (7.4% in the 1996 period compared with 8.0% in the 1995 period).

         The Company's effective tax rates were 41.8% during the 1996 period (3.1% of revenue) and 42.0% during the 1995 period (3.4% of revenue).

         As a result of the factors described above, net earnings were approximately $3.0 million during the 1996 period (4.4% of revenue), and approximately $2.7 million during the 1995 period (4.6% of revenue).

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

         The Company's primary source of cash flow from operations is net income increased by depreciation and deferred income taxes. Net cash provided by operating activities was $5.9 million in the 1996 period. The primary use of funds from operations was to internally finance the increase in accounts receivable of $2.5 million attributable to the growth of the business. The average age of the Company's accounts receivable was approximately 31.8 days for the nine months ended September 30, 1996.

         Net cash (used in) investing activities was ($2.5 million) in the 1996 period related primarily to purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $2.4 million in the remaining three months of 1996 (excluding the costs associated with the October 25, 1996, acquisition of Marquardt Transportation, Inc.). See Note 3 to consolidated financial statements. Such projected capital expenditures will be funded with cash flow from operations, borrowings, or operating leases. In prior periods, substantially all revenue equipment additions were financed through borrowing or leasing transactions and proceeds of the Company's initial public offering.

         Net cash (used in) financing activities of ($3.7 million) for the nine months ended September 30, 1996, consisted primarily of net payments of $14.9 million of principal under the Company's long-term debt agreements and net borrowings of $65 million under the Company's line of credit.

         The maximum amount available under the Company's primary line of credit at September 30, 1996, was $5.75 million, on which the Company had no outstanding balance. The interest rate on the line of credit is .5% above the bank's prime rate. The line of credit is collateralized by accounts receivable and inventory. At September 30, 1996, the Company had outstanding long-term debt (including current maturities) consisting of approximately $15.1 million, most of which was comprised of obligations for the purchase of revenue equipment. Interest rates on this debt range from 5.3% to 10.3%, and the principal amounts mature at various dates through December 2006.

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                                                   EXHIBIT INDEX

NUMBER   DESCRIPTION
3.1*       Articles of Incorporation.

3.2*       Bylaws.

4.1*       Articles of Incorporation.

4.2*       Bylaws.

10.1* OmniTRACS(TM) Contract dated January 5, 1995, between Qualcomm, Incorporated and Smithway Motor Xpress, Inc., an Iowa corporation, for communications equipment and services.

10.2*      Outside Director Stock Option Plan dated March 1, 1995.

10.3*      Incentive Stock Plan, adopted March 1, 1995.

10.4*      401(k) Plan, adopted August 14, 1992, as amended.

10.5* Employee Stock Ownership Plan and Trust adopted January 1, 1986, as amended.



                                                   EXHIBIT INDEX

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

10.10*    Form of Agency Agreement between Smithway Motor Xpress, Inc. and its independent commission agents.

10.11*    Memorandum of officer incentive compensation policy.

10.12*    Form of Independent Contractor Agreement between Smithway Motor Xpress, Inc. and its independent contractor providers of tractors.

10.13*    Amendment No. 1 to Exchange Agreement dated as of June 29, 1995, among William G. and
          Marlys L. Smith, William G. Smith d/b/a Smith Leasing, G. Larry Owens, Smithway Motor
          Xpress, Inc. Employee Stock Ownership Plan and Trust, and Smithway Motor Xpress Corp.,
          a Nevada corporation.

10.14*    Acquisition Agreement dated May 31, 1995, among Smithway Motor
          Xpress,  Inc., Van Tassel,  Inc., Teresa Van Tassel, and Douglas Van
          Tassel.

10.15*    Acquisition Agreement dated January 10, 1996, among Smithway Motor
          Xpress Inc., an Iowa Corporation, Smith Trucking Company, a Kansas corporation, and Delmar Smith.

27        Financial Data Schedule

------------------------------------


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

                                                  SMITHWAY MOTOR XPRESS CORP.,
                                                  a Nevada corporation

Date: November 12, 1996                           By:/S/ G. LARRY OWENS
                                                     ------------------
                                                     G. Larry Owens,
                                                     Executive Vice President
                                                     and Chief Financial Officer