Form 10-K
period 1996-12-31
SMITHWAY MOTOR XPRESS CORP
filed 1997-03-31
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.
         For the Fiscal Year Ended December 31, 1996
                                       OR
[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.
         For the transition period from                     to

Commission file number 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
             (Exact name of registrant as specified in its charter)

        Nevada                                            42-1433844
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

             Rural Route #5
            Fort Dodge, Iowa                                  50501
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  515/576-7418

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:
                                            $0.01 Par Value Class A Common Stock
                                            ------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $20,452,209 as of March 1, 1997, (based upon the $9 3/8 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 5% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 1, 1997, the registrant had 3,999,293 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1997 annual meeting of stockholders that will be filed no later than April 30, 1997.

                              Cross Reference Index

The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.


                                                           Document and Location
                                     Part I
Item 1   Business                                                  Page 3 herein
Item 2   Properties                                                Page 8 herein
Item 3   Legal Proceedings                                         Page 9 herein
Item 4   Submission of Matters to a Vote of Security
            Holders                                                Page 9 herein
                                     Part II
Item 5   Market for the Registrant's Common Equity and
            Related Stockholder Matters                            Page 9 herein
Item 6   Selected Financial Data                                  Page 10 herein
Item 7   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   Page 11 herein
Item 8   Financial Statements and Supplementary Data              Page 17 herein
Item 9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                   Page 17 herein
                                    Part III
Item 10  Directors and Executive Officers of the
            Registrant                                 Page 2 of Proxy Statement
Item 11  Executive Compensation                        Page 4 of Proxy Statement
Item 12  Security Ownership of Certain Beneficial
            Owners and Management                      Page 5 of Proxy Statement
Item 13  Certain Relationships and Related
            Transactions                               Page 7 of Proxy Statement
                                     Part IV
Item 14  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                           Pages 18 and 42 herein
            Form 8-K

------------------------------------

         This report contains "forward-looking statements" in paragraphs that are marked with an asterisk. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements" for additional information and factors to be considered concerning forward-looking statements.

                                     PART I


ITEM 1.  BUSINESS

The Company

         Smithway Motor Xpress Corp. ("Smithway" or the "Company") is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily on the flatbed segment of the truckload market. The Company uses its "Smithway Network" of 24 computer-connected field offices, commission agencies, and Company-owned terminals to offer comprehensive truckload transportation services to shippers located predominantly between the Rocky Mountains in the West and the Appalachian Mountains in the East, and in eight Canadian provinces.

         Smithway operated essentially as a local cartage company until the early 1970's, when it acquired the assets and operating rights of another carrier and began expanding its flatbed operation. From that time through the early 1980's, the Company specialized in transporting building materials and managed growth by balancing its fleet with approximately equal numbers of Company-owned and independent contractor tractors. William G. Smith became President of Smithway in 1984, when the Company's revenue was $26.4 million. Mr. Smith led the Company's effort to diversify its customer and freight base, form the Smithway Network of locations, and grow to the size that enabled it to be named as a core carrier by major shippers. After achieving revenue of approximately $50 million in 1991, management focused upon profitability and implemented systems to support sustained growth and premium service.

          After establishing an efficient growth platform, management commenced the Company's acquisition strategy in 1995 to take advantage of economies of scale, customer relationships, and other opportunities offered by industry consolidation. Smithway acquired the operations of three trucking companies between June 1995 and October 1996. The Company added a fourth acquisition in February 1997. In each transaction, Smithway purchased specific assets for fair market value and paid the selling company's owner a small percentage of revenue for a noncompetition arrangement. The Company acquired the business of Van Tassel, Inc., a primarily flatbed carrier based in Pittsburg, Kansas, in June 1995, and Smith Trucking Company, a primarily dry van carrier based in McPherson, Kansas, in January 1996. Both of these acquisitions permitted Smithway to expand and solidify existing customer relationships as well as access new customers. The Smith Trucking location also expanded the Company's driver recruiting region. In October 1996, the Company acquired the business of Marquardt Transportation, Inc., a primarily flatbed carrier based in Yankton, South Dakota, and with a small facility in Stockton, California. Marquardt further diversified Smithway's freight base by increasing its presence in hauling large, manufactured items and heavy machinery. In February 1997, Smithway acquired Fort Dodge, Iowa-based Pirie Motor Freight, Inc. Pirie was a small flatbed carrier, and its operations were consolidated into Smithway's headquarters.

         The Company's current Chairman, President, and CEO, William G. Smith and his father, Harold C. Smith, acquired Acme Transfer, Inc., an Iowa corporation, in 1958. In 1972, they changed its name to Smithway Motor Xpress, Inc. ("Smithway-Iowa"). Smithway Motor Xpress Corp. was incorporated in Nevada in January 1995 to serve as a holding company and conduct the Company's initial public offering, which occurred in June 1996. References to the "Company" or "Smithway" herein refer to the consolidated operations of Smithway Motor Xpress Corp., a Nevada corporation ("Smithway-Nevada"), and its wholly owned subsidiary, Smithway-Iowa. Former subsidiaries Smithway Transportation Brokerage, Inc., an Iowa corporation, and Wilmar Truck Leasing, Inc., an Iowa corporation, were merged into Smithway-Iowa in 1996.

Strategy

         Smithway's objective is to accelerate the expansion of its operations. Management believes that the flatbed and dry van truckload markets offer growth opportunities because of several identifiable trends. Many major shippers are reducing the number of carriers they use in favor of service-based, ongoing relationships with a limited group of core carriers. These partnerships and the increasing use of equipment and drivers dedicated to a single shipper's needs ("dedicated fleets") are designed to ensure higher quality, more consistent service for shippers and greater equipment utilization and more predictable revenue for core carriers. Other shippers that own tractor-trailer fleets are outsourcing their transportation requirements to truckload carriers to lower operating expenses and conserve capital for core corporate purposes. This outsourcing has resulted in some shippers eliminating their own trucks in favor of truckload carriers, which, according to a study commissioned by the American Trucking Associations Foundation, can provide similar service at approximately 25% less cost. Deregulation and economies of scale also promote consolidation. Many truckload carriers have grown rapidly since deregulation in 1980 and have achieved the size to negotiate lifetime equipment warranties and obtain equipment, fuel, insurance, financing, and other items for significantly less than smaller or more leveraged competitors. Management believes that these trends favor large carriers with modern fleets, excellent service, in-transit communication and load tracking, good drivers, a strong safety record, adequate insurance, and a strong capital base.

         The Smithway growth strategy contains six key elements:

         o Market Leadership. Smithway strives for market prominence by offering a combination of premium service, equipment availability, and broad geographic coverage in a highly fragmented flatbed market segment characterized primarily by smaller, less diversified, and less technologically advanced carriers. Management believes the Company's service standards, as well as core carrier and dedicated fleet relationships with major shippers, support higher rates and prevent diversion of freight by price-competitive carriers. Management believes the flatbed market is less developed than the dry van segment, and that the Company's size, service standards, and financial strength have positioned it to take advantage of predicted market consolidation.(*)

         o Diversified Freight. Smithway targets a diversified mix of freight. Management believes that diversification can reduce exposure to certain customers' or industries' business cycles. In addition, certain shipments outside the construction materials most typically transported by flatbed carriers can increase profitability. Smithway's diversified operations include revenue generated by dry van, transportation logistics, brokerage, specialized railroad service, and dedicated route operations, together with transporting non-construction freight such as tires, machinery, and irrigation systems.

         o Acquisitions. Smithway intends to continue acquisitions of both flatbed and dry van carriers, focusing primarily on the flatbed sector of the industry. Management believes that industry trends will further the Company's acquisition strategy because smaller carriers will find it difficult to compete with larger, better capitalized carriers such as Smithway. Management believes that acquisitions can promote the Company's growth by providing access to drivers, customer relationships, and diversified freight. Management believes that consolidation in the truckload industry will accelerate in future years.(*)

         o Return on Equity. Smithway emphasizes return on equity by limiting capital investment and attempting to increase the utilization of its equipment. The Company limits capital expenditures through the use of equipment owned by independent contractors and facilities provided by commission sales agents. The Company's participation in the flatbed market also reduces capital requirements because flatbed operations generally require a lower ratio of trailers to tractors than is required for van traffic.

         o Productivity Incentives. Smithway seeks to create an entrepreneurial environment for its personnel by compensating all independent contractors, commission sales agents, and most flatbed drivers solely on a percentage of revenue basis, and all Company sales personnel partially through percentage of revenue bonuses. The majority of employees also participate in profits through the Company's contributions to its 401(k) profit-sharing plan the ("401(k) Plan") or ownership of Smithway Class A Common Stock formerly held by the Company's Employee Stock Ownership Plan ("ESOP"). Effective January 1, 1997, the ESOP was merged into the
--------
         (*)      May contain "forward-looking" statements.

401(k) Plan, and the Smithway stock was placed in an employer stock fund. Management believes that these incentives invest its workforce with a direct personal interest in each load.

         o Operating Efficiencies. Smithway enhances operating efficiency through freight-selection software, satellite-based communication, late-model revenue equipment, and the Smithway Network. The Spectrum freight selection software permits dispatchers to select freight based upon profitability and compatibility with preferred routes. The Qualcomm satellite-based tracking and communication system permits instantaneous location of equipment and communication with drivers. Smithway operates a late-model tractor fleet (with an average age of 21.4 months at December 31, 1996) to enhance fuel efficiency and driver recruitment while reducing maintenance downtime.

Operations

         Smithway integrates its sales and dispatch functions throughout its computer-connected "Smithway Network." The Smithway Network consists of the Company's headquarters in Fort Dodge, Iowa, and 23 field offices, independent agencies, and terminals strategically located near major shippers to provide the consistent, local contact with shipper personnel expected by many of the Company's flatbed customers. The headquarters and 16 terminals and field offices are managed by Smithway employees, while the 7 agencies are managed by independent commission agents. The customer sales representatives and agents at each location have front-line responsibility for booking freight and dispatching all trucks in their regions. Fleet managers at the Fort Dodge, Iowa, headquarters coordinate all load movements via computer link to optimize load selection and promote proper fleet balance among regions. Personnel at the Company's headquarters also handle all sales and dispatch functions for the van division and for flatbed traffic that does not originate within a specific sales region.

         Agents are important to the Company's operations because they are the primary contact for shippers within their region and have regular contact with drivers and independent contractors. The Company's agents are paid a commission on revenue they generate. Although agent contracts typically are cancelable on 14 days' notice, Smithway's agents average nearly ten years' tenure with the Company. In addition to sales and customer service benefits, management believes agents offer the advantage of minimizing capital investment and fixed costs, because agents are responsible for all of their own expenses.

Customers and Marketing

         Smithway's sales force includes six national sales representatives and personnel at 17 terminals and field offices and 7 independent commission agencies. National sales representatives focus on national customers and van freight, while sales personnel at terminals, field offices and agencies are responsible for regional customer contact. The Company's sales force emphasizes rapid response time to customer requests for equipment, undamaged and on-time pickup and delivery, one of the nation's largest fleets of flatbed equipment, safe and professional drivers, logistics management, dedicated fleet capability, and its strategically located Smithway Network. Management believes that few other carriers operating principally in the Midwest flatbed market offer similar size, service, and the reliability of a late-model fleet. Consequently, the Company seeks primarily service-sensitive freight rather than competing for all freight on the basis of price.

          In 1996, the Company's top 50, 25, 10, and 5 customers accounted for 64.3%, 54.7%, 31.9%, and 21.2% of revenue, respectively, with more than 450 customers accounting for the remaining 35.7% of revenue. No single customer accounted for more than 6.0% of Smithway's revenue during 1996.

Technology

         Management believes that advances in technology can enhance the Company's operating efficiency and customer service. Three principal technologies used by Smithway includes freight selection software, satellite-based tracking and communication with trucks, and Electronic Data Interchange ("EDI") with customers. In July 1993, the Company initiated the use of the Spectrum freight selection software. Spectrum ranks each potential load based upon rate per loaded mile, empty mile exposure, and history of obtaining a profitable return load from the proposed destination.

          Smithway has installed Qualcomm satellite-based tracking and communication units in all of its Company-owned tractors and has offered rental of these units as an option to its independent contractors. Management believes on-board communication capability can reduce unnecessary stops and out-of-route miles because drivers are not forced to find a telephone to contact the Company or receive instructions. In addition, drivers can immediately report breakdowns or other emergency conditions. The system also enables the Company to advise customers of the location of freight in transit through its hourly position reports of each tractor's location.

          Smithway also offers its customers EDI technology. EDI allows customers to communicate directly with the Company via computer link and, with the aid of satellite communication, obtain location updates of in-transit freight, expected delivery times, and account payment instructions.

Drivers, Independent Contractors, And Other Personnel

         Smithway seeks drivers and independent contractors who safely manage their equipment and treat freight transportation as a business. The Company historically has operated a fleet comprised of substantial numbers of both Company-owned and independent contractor tractors. Management believes a mixed fleet offers competitive advantages because the Company is able to recruit from both personnel pools to facilitate fleet expansion. The Company intends to retain a mixed fleet in the future to insure that its recruiting efforts toward either group are not damaged by becoming categorized as predominantly either a Company-owned or independent contractor fleet, although acquisitions or other factors may cause fluctuations in the fleet mix from time to time.

         Smithway has implemented several policies to promote driver and independent contractor recruiting and retention. These include maintaining an open-door policy with easy access to senior executives, appointing an advisory board comprised of top drivers and independent contractors to consult with management, and assigning each driver and independent contractor to a particular dispatcher to insure personal contact. In addition, the Company utilizes conventional (engine-forward) tractors, which are more comfortable for the driver, and operates over relatively short distances (568-mile average length of haul in 1996) to return drivers home as frequently as possible.

         Smithway is not a party to a collective bargaining agreement and its employees are not represented by a union. At December 31, 1996, the Company had 434 Company drivers, 228 non-driver employees, and 404 independent contractors. Management believes that the Company has good relationships with its employees and independent contractors.

Safety and Insurance

         Smithway's active safety and loss prevention program has resulted in a "satisfactory" safety and fitness rating from the DOT (the highest rating) and numerous driving awards. Its safety and loss prevention program includes, pre-screening, initial orientation, six weeks on-the-road training for drivers without substantial experience, 100% log monitoring, and safety bonuses.

         The Company maintains insurance covering losses in excess of a $50,000 self-insured retention for cargo loss, personal injury, property damage, and physical damage claims. The Company has a $100,000 deductible for workers' compensation claims in states where a deductible is allowed. Its primary personal injury and property damage insurance policy has a limit of $2.0 million per occurrence, and the Company carries excess liability coverage, which management believes is adequate to cover exposure to claims exceeding its retention limit.

Revenue Equipment

         Smithway's equipment strategy for its own tractors (as opposed to independent contractors' tractors) is to operate late-model tractors and trade or dispose of its tractors prior to the expiration of major component warranties. Management believes that operating newer equipment can minimize repair and maintenance expense and offer improvements in fuel efficiency. Smithway orders conventional (engine forward) tractors with standard engine and drivetrain components, and trailers with standard brakes and tires to minimize its inventory of spare parts. All equipment is subject to the Company's regular maintenance program, and is also inspected and maintained each time it passes through a Smithway maintenance facility. Smithway's tractor fleet had an average age of 21.4 months at December 31, 1996.

Competition

         The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the flatbed or van market. Smithway competes primarily with other regional, short-to-medium-haul carriers and private truck fleets used by shippers to transport their own products in proprietary equipment. The Company competes to a limited extent with rail and rail-truck intermodal service, but attempts to limit this competition by seeking service-sensitive freight, focusing on short-to-medium lengths of haul (568-mile average) and emphasizing destinations not conveniently or expeditiously served by rail. Although management believes the 1,252 flatbed trailers it operated at December 31, 1996, rank its flatbed division among the ten largest such fleets in that industry segment, there are other trucking companies, including diversified carriers with large flatbed fleets, that possess substantially greater financial resources and operate more equipment than Smithway.

Fuel Availability and Cost

         The Company actively manages its fuel costs. Company drivers purchase virtually all of the Company's fuel through service centers with which Smithway has volume purchasing arrangements. In addition, management periodically enters into futures contracts on heating oil, which is derived from the same petroleum products as diesel fuel, in an effort to partially hedge increases in fuel prices. The Company historically has recovered most increases in fuel prices and taxes by passing the costs through to customers in the form of higher rates, although short-term price increases may not be recovered. Most of the Company's shipping contracts contain clauses permitting fuel surcharges. The Company implemented surcharges with many major customers, in response to increases in fuel prices in 1996.

Regulation

         Historically, the Interstate Commerce Commission ("ICC") and various state agencies regulated motor carriers' operating rights, accounting systems, mergers and acquisitions, periodic financial reporting, and other matters. In 1995, federal legislation preempted state regulation of prices, routes, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the Department of Transportation ("DOT"). Management does not believe that regulation by the DOT or by the states in their remaining areas of authority will have a material effect on the Company's operations. The Company's drivers and independent contractors must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service.

         The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. The Company transports certain commodities that may be deemed hazardous substances, and its Fort Dodge, Iowa, headquarters has an above-ground fuel storage tank and fueling facility. If the Company should be involved in a spill or other accident involving hazardous substances, if any such substances were found on the Company's properties, or if the Company were found to be in violation of applicable laws and regulations, the Company could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect on the Company. Smithway does not have underground fuel storage tanks at any of its properties, and the above-ground fuel tank at Fort Dodge, installed in 1990, is the only fueling site at a Company location. Management believes that its operations are in material compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company's capital expenditures, earnings, or competitive position. If the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.(*)

ITEM 2.  PROPERTIES

         Smithway's headquarters consists of 21,000 square feet of office space and 44,800 square feet of equipment maintenance and wash facilities, located on 31 acres near Fort Dodge, Iowa. Driver recruitment activity takes place at Fort Dodge, Iowa; Joplin, Missouri; Oklahoma City, Oklahoma; Yankton, South Dakota; and Youngstown, Ohio. Maintenance and repair shops are operated at Fort Dodge, Joplin, and Yankton. Of the 19 locations at which sales and dispatch functions are performed, 11 are located in or near truckstops, to afford drivers and independent contractors access to required facilities without capital investment by Smithway.

         The Smithway Network consists of locations in or near the following cities:

Company Locations                             Ownership       Agent Locations
Chicago, Illinois............................  Owned          Cedar Rapids, Iowa
Dallas, Texas................................  Leased<F1>     Cincinnati, Ohio
Denver, Colorado.............................  Leased<F1>     Detroit, Michigan
Fort Dodge, Iowa.............................  Owned          Hennepin, Illinois
Joplin, Missouri.............................  Owned          Houston, Texas
Kansas City, Missouri........................  Leased<F1>     Norfolk, Nebraska
McPherson, Kansas............................  Leased         Toledo, Ohio
Memphis, Tennessee...........................  Leased
Montgomery, Alabama..........................  Leased
Oklahoma City, Oklahoma......................  Owned
Oshkosh, Wisconsin...........................  Leased<F1>
Philadelphia, Pennsylvania...................  Leased<F1>
Stockton, California.........................  Leased<F1>
St. Louis, Missouri..........................  Leased<F1>
St. Paul, Minnesota..........................  Leased<F1>
Yankton, South Dakota........................  Leased
Youngstown, Ohio.............................  Leased<F1>

-----------------------------------

<F1> Month-to-month leases.

--------
         (*)      May contain "forward-looking" statements.

ITEM 3.  LEGAL PROCEEDINGS

         The Company from time to time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims for personal injury and property damage incurred in the transportation of freight. The Company is not aware of any claims or threatened claims that might have a materially adverse effect upon its operations or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Price Range of Common Stock. The Company's Class A common stock has been traded on the Nasdaq National Market, under the symbol SMXC, since June 27, 1996, the date of the Company's initial public offering. The following table sets forth for the calendar periods indicated the range of high and low bid quotations for the Company's Class A common stock as reported by Nasdaq from June 27, 1996, to December 31, 1996.

         Period                               High                    Low
--------------------------------------------------------------------------------
Calendar Year 1996
         2nd Quarter (from June 27, 1996)    $   8 1/2              $   8 1/2
         3rd Quarter                         $   8 1/2              $   7 1/2
         4th Quarter                         $   9 3/8              $   8

         The prices reported reflect interdealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of March 1, 1997, the Company had 42 stockholders of record of its Class A common stock. However, the Company believes that many additional holders of Class A common stock are unidentified because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

         Dividend Policy. The Company has never declared and paid a cash dividend on its Class A common stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. Future payments of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company, restrictions under then-existing agreements, and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
                                              Years Ended December 31,
                                     1992     1993     1994     1995      1996
                                   ---------------------------------------------
                     (in thousands, except per share and operating data amounts)
                                   ---------------------------------------------
Statement of Operations Data:
Operating revenue ...........    $56,073  $59,931    $69,180   $77,339   $93,667
Operating expenses:
  Purchased transportation ...    23,131   23,797     27,420    31,621    37,386
  Compensation and employee
    benefits .................    13,039   13,840     15,877    17,182    20,800
  Fuel, supplies, and
    maintenance ..............     8,054    8,876      9,368    10,183    12,347
  Insurance and claims .......     2,236    2,318      2,238     1,827     1,995
  Taxes and licenses .........     1,346    1,492      1,454     1,588     1,856
  General and administrative .     3,050    3,357      3,512     3,592     4,214
  Communications and utilities       563      543        585       758       971
  Depreciation and
   amortization ..............     2,551    2,821      2,774     3,879     5,740
                               -------------------------------------------------
    Total operating expenses .    53,970   57,044     63,228    70,630    85,309
                               -------------------------------------------------
    Total operating income ...     2,103    2,887      5,952     6,709     8,358
Interest expense (net) .......     1,345    1,179        966     1,225     1,548
                               -------------------------------------------------
Earnings before income taxes
  and accounting change ......       758    1,708      4,986     5,484     6,810
Income taxes .................       228      603      1,879     2,393     2,860
Accounting change ............        --       86        --        --        --
                               -------------------------------------------------
Net earnings .................       530    1,019      3,107     3,091     3,950
Pro Forma Data:
Pro forma provision for
 income taxes <F1> ...........       155      177        232      --        --
                               -------------------------------------------------
Pro forma net earnings <F1> ..  $    375  $   842    $ 2,875   $ 3,091   $ 3,950
                               =================================================
Pro forma net earnings per
 common share <F1><F2> .......  $   0.11  $  0.25    $  0.82   $  0.88   $  0.93
                               =================================================
Pro forma weighted averages
 shares outstanding<F2> ...... 3,430,524 3,428,270 3,498,212 3,524,042 4,249,890
Operating Data<F3>:
Operating ratio<F4> .........       96.3%     95.2%     91.4%     91.3%    91.1%
Adjusted operating ratio<F4>.       93.2%     92.9%     89.6%     88.5%    88.9%
Average revenue per tractor
 per week ...................   $  2,015  $  2,129   $ 2,272   $ 2,160   $ 2,243
Average revenue per loaded
 mile .......................   $   1.30<F5> $1.33   $  1.39   $  1.38   $  1.37
Empty miles percentage ......       16.0      15.5      15.1      15.1     15.3%
Average length of haul in
 miles ......................        599       583       571       563       568
Company tractors at end of
 period .....................        261       288       302       376       458
Independent contractor
 tractors at end of period ..        229       219       258       303       406
Weighted average tractors
 during period ..............        489       497       532       619       747
Trailers at end of period ...        818       814       911     1,167     1,492
Balance Sheet Data (at end of
 period):
Working capital (deficit) ...   $ (2,835) $ (2,236)  $   371   $ 2,516   $ 1,893
Net property and equipment ..     12,771    14,211    15,824    27,843    39,170
Total assets ................     20,471    22,569    25,229    40,702    55,330
Long-term debt, including
 current maturities .........      9,744    10,899    11,775    23,219    15,904
Total stockholders' equity ..      2,050     2,513     4,789     7,871    24,193
------------------------------------

<F1>     Adjusted to reflect a provision  for pro forma income taxes for certain related entities acquired by Smithway, the earnings of which were not subject to corporate income. Such transactions were accounted for in a manner similar to a pooling of interests. See Notes 1 and 14 to Consolidated Financial Statements.

<F2>     Adjusted to reflect the issuance of 3,513,697 shares of Common Stock by the Company in the formation of the holding company and acquisition of the related entities referred to in Note (1) above. See Note 1 to Consolidated Financial Statements.

<F3>     Excludes brokerage activities except as to operating ratio.

<F4>     Operating  expenses as a percentage of operating  revenue.  The Company finances some of its revenue equipment under operating leases rather than through debt financing or capitalized leases and utilizes independent contractors whose compensation includes the implied cost of financing the equipment owned by them. As a result, the financing costs associated with such equipment are characterized as operating expenses. The Company's Adjusted Operating Ratio removes such implied financing costs from operating expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more complete explanation of Adjusted Operating Ratio.

<F5>     Net of fuel surcharges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company focused upon net earnings growth during the period from 1991 to 1995. During that period, management emphasized conservative revenue growth and improved profitability, while implementing systems to support sustained growth. After establishing a more efficient base, in 1995 and continuing through 1996 the Company increased its rate of revenue growth. The Company expanded internally and through acquisitions of the assets and business of three trucking companies. In addition, the Company concluded its initial public offering on July 2, 1996, and used the approximately $10.7 million in net proceeds, after deducting underwriting discounts and offering expenses, to reduce outstanding debt. The Company's revenue grew 35.4% from 1994 to 1996. Net earnings improved 27.1% and net earnings per share 13.4% over the same period.

         The Company operates a fleet comprised of both Company-owned revenue equipment and revenue equipment owned by independent contractors. Using independent contractors reduces fixed costs, capital requirements, and revenue equipment debt. This can improve the Company's return on equity. The use of independent contractors affects the Company's expense categories by increasing purchased transportation while decreasing compensation and employee benefits; fuel, supplies, and maintenance; insurance and claims; and depreciation. In addition, the independent contractors' implied financing costs for their equipment and the implied interest component of operating leases are reflected as operating expenses (purchased transportation) rather than interest expense, which negatively impacts the Company's operating ratio. As a result, management evaluates the Company's operating efficiency through the Company's "Adjusted Operating Ratio." The Adjusted Operating Ratio is calculated by assuming that all tractors and trailers obtained from independent contractors and under operating leases were Company-owned equipment having a value equal to the average net book value of the tractors and trailers owned by the Company, with such amount financed at an interest rate equal to the average interest rate on the Company's equipment debt. The average net book value of the Company-owned tractors and the weighted average number of tractors provided by both independent contractors and third-party lessors, respectively, were $34,271 and 391 in 1992, $40,846 and 374 in 1993, $36,649 and 366 in 1994, $64,371 and 380
in 1995, and $59,094 and 423 in 1996. The average net book value of the Company-owned trailers and the weighted average number of trailers provided by both independent contractors and third-party lessors, respectively, were $9,092 and 241 in 1992, $7,587 and 236 in 1993, $8,437 and 247 in 1994, $9,843 and 316
in 1995, and $13,408 and 375 in 1996. The Company's average interest rate on equipment debt in such years was 11.1%, 7.9%, 7.8%, 7.8%, and 7.5%. The amount of assumed interest expense is subtracted from operating expenses to produce an operating ratio that excludes financing costs. The total amount of assumed interest expense subtracted from operating expenses was approximately $1.7 million, $1.3 million, $1.2 million, $2.2 million, and $2.3 million in each of 1992 through 1996, respectively. Management believes that the Company's Adjusted Operating Ratio reflects operating efficiency more accurately than its operating ratio because the Adjusted Operating Ratio excludes the effects of fluctuating numbers of independent contractors and assets obtained under operating leases.

         The Company's effective income tax rate reflected herein and in its Consolidated Financial Statements is different from the combined federal and state expected tax rate for a corporation headquartered in Iowa. In 1992, the Company began absorbing driver per diem travel expenses, a significant portion of which are not deductible and inflate the Company's effective tax rate. The impact of the Company's paying driver per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's net earnings. In addition, prior to 1995, the Company's effective tax rate was affected because the net earnings of two former affiliated entities that were not subject to corporate income taxes were combined with the Company's net earnings because of common ownership. The Company acquired the entities effective January 31, 1995, and since such date has paid corporate taxes on the pretax earnings attributable to such entities. The pro forma provision for income taxes reflected in this report reflects the income taxes that would have been payable on the pretax earnings of such entities.

Results of Operations

         The following table sets forth the percentage relationship of certain items to revenue for the periods indicated:

                                                    1994      1995       1996
                                                    ----------------------------
Operating revenue.............................      100.0%    100.0%     100.0%
Operating expenses:
         Purchased transportation.............       39.6      40.9       39.9
         Compensation and employee benefits. .       23.0      22.2       22.2
         Fuel, supplies, and maintenance......       13.5      13.2       13.2
         Insurance and claims................         3.2       2.4        2.1
         Taxes and licenses...................        2.1       2.1        2.0
         General and administrative...........        5.1       4.6        4.5
         Communication and utilities..........        0.8       1.0        1.0
         Depreciation and amortization........        4.0       5.0        6.1
                                                    ----------------------------
         Total operating expenses.............       91.4      91.3       91.1
                                                    ----------------------------
Earnings from operations......................        8.6       8.7        8.9
Interest expense (net)........................        1.4       1.6        1.7
                                                    ----------------------------
Earnings before income taxes..................        7.2       7.1        7.3
Income taxes including pro forma provision for
 income taxes.................................        3.0       3.1        3.1
                                                    ----------------------------
Pro forma net earnings........................        4.2%      4.0%       4.2%
                                                    ============================

Comparison of year ended December 31, 1996 to year ended December 31, 1995.

         Operating revenue increased $16.3 million (21.1%), to $93.7 million in 1996 from $77.3 million in 1995. The revenue increase resulted primarily from a 20.7% increase in weighted average tractors, to 747 in 1996 from 619 during 1995 as the Company expanded internally to meet customer demand and acquired the business of Smith Trucking, Inc. in January 1996, and Marquardt Transportation, Inc. in October 1996. Equipment utilization (miles per tractor) increased 3.1% in 1996 over 1995. In addition, revenue from the Company's brokerage division increased 0.6%, to $6.4 million in 1996. These factors were offset by a decrease in revenue per loaded mile to $1.37 in 1996 from $1.38 in 1995, including fuel surcharge revenue of $473,000 in 1996. Revenue per tractor per week (excluding revenue from brokerage operations) increased 3.8%, to $2,243 in 1996 from $2,160 in 1995.

         Purchased transportation increased $5.8 million (18.2%), to $37.4 million in 1996 from $31.6 million in 1995. As a percentage of revenue, purchased transportation decreased to 39.9% in 1996 from 40.9% in 1995, as a reduction in the number of tractors financed under operating leases more than offset a slight increase in the percentage of revenue generated by independent contractors. Compensation and employee benefits increased $3.6 million (21.1%), to $20.8 million in 1996 from $17.2 million in 1995, but remained unchanged as a percentage of revenue. An increase in non-driver employees as a result of acquisitions offset a slight decline in the percentage of revenue produced by Company-owned tractors.

         Fuel, supplies, and maintenance increased $2.1 million (21.3%), to $12.3 million in 1996 from $10.2 million in 1995. As a percentage of revenue, fuel, supplies, and maintenance remained constant at 13.2% in 1996 and 1995, as reduced repair and maintenance expense attributable to a newer Company-owned tractor fleet was offset by higher average fuel costs. The Company's average fuel cost increased to $1.18 per gallon in 1996 from $1.08 in 1995.

         Insurance and claims increased $168,000 (9.2%), to $2.0 million in 1996 from $1.8 million in 1995. As a percentage of revenue, insurance and claims decreased to 2.1% of revenue in 1996 from 2.4% in 1995, as the Company reduced its self-retention without a corresponding increase in premiums paid.

         Taxes and licenses increased $268,000 (16.9%), to $1.9 million in 1996 from $1.6 million in 1995. As a percentage of revenue, taxes and licenses decreased to 2.0% of revenue in 1996 from 2.1% in 1995, as the Company hauled fewer loads requiring special permits.

         General and administrative expenses increased $622,000 (17.3%), to $4.2 million in 1996 from $3.6 million in 1995. As a percentage of revenue, general and administrative expenses decreased to 4.5% of revenue in 1996 from 4.6% in 1995, as the percentage of revenue generated by the Company's employees increased and the percentage of revenue generated by Smithway's independent commission agents and third-party freight brokers (who receive commissions larger than the revenue bonuses received by the Company's employees) decreased. In addition, certain fixed costs remained constant while revenue increased.

         Communications and utilities increased $213,000 (28.1%), to $971,000 in 1996 from $758,000 in 1995. As a percentage of revenue, communications and utilities remained constant at 1.0% of revenue.

         Depreciation and amortization increased $1.9 million (48.0%), to $5.7 million in 1996 from $3.9 million in 1995. As a percentage of revenue, depreciation and amortization increased to 6.1% of revenue in 1996 from 5.0% in 1995. The increase was attributable to a newer fleet of Company-owned tractors and trailers, which increased the cost of the equipment being depreciated, and an increase in Company tractors financed with borrowing rather than operating leases. These factors were partially offset by an increase in revenue per tractor.

         As a result of the foregoing, the Company's operating ratio improved to 91.1% in 1996 from 91.3% in 1995. The Company's Adjusted Operating Ratio was 88.9% in 1996 compared with 88.5% in 1995.

         Interest expense increased $323,000 (26.4%), to $1.5 million in 1996 from $1.2 million in 1995. As a percentage of revenue, interest expense increased to 1.7% of revenue in 1996 from 1.6% in 1995, because increased average debt balances associated with expanding the fleet of Company-owned tractors and trailers ($19.7 million in 1996 compared with $17.4 million in 1995), more than offset lower average interest rates 7.5% in 1996 compared with 8.4% in 1995) and reduction of debt with the approximately $10.7 million net proceeds of the Company's initial public offering.

         The Company's effective tax rate was 42.0% in 1996 (3.1% of revenue), compared with 43.6% in 1995 (3.1% of revenue) in each case including the cost of nondeductible driver per diem expense absorbed by the Company.

         As a result of the factors described above, net earnings increased to $4.0 million in 1996 (4.2% of revenue) from net earnings of $3.1 million in 1995 (4.0% of revenue).

Comparison of year ended December 31, 1995 to year ended December 31, 1994.

         Operating revenue increased $8.2 million (11.8%), to $77.3 million in 1995 from $69.2 million in 1994. The revenue increase resulted primarily from a 16.4% increase in weighted average tractors, to 619 in 1995 from 532 during 1994 as the Company expanded to meed demand and a 32.8% increase in revenue from the Company's brokerage division, to $6.3 million. Revenue per loaded mile and empty miles percentage remained essentially constant in 1994 and 1995. Revenue per tractor per week declined 4.9%, to $2,160, in 1995 as overcapacity in the truckload industry and a slowing economy reduced productivity.

         Purchased transportation increased $4.2 million (15.3%), to $31.6 million in 1995 from $27.4 million in 1994. As a percentage of revenue, purchased transportation increased to 40.9% in 1995 from 39.6% in 1994.
Purchased transportation increased as revenue from the brokerage division and associated expenses increased faster than revenue from Company-transported loads. Compensation and employee benefits increased $1.3 million (8.2%) to $17.2 million in 1995 from $15.9 million in 1994. As a percentage of revenue, the decrease to 22.2% in 1995 from 23.0% in 1994 was principally a result of a decrease in workers' compensation expense attributable to lower premiums negotiated by management.

         Fuel, supplies, and maintenance increased $815,000 (8.7%), to $10.2 million in 1995 from $9.4 million in 1994. As a percentage of revenue, fuel, supplies, and maintenance decreased to 13.2% in 1995 from 13.5% in 1994, reflecting reduced repair and maintenance expense attributable to a newer Company-owned tractor fleet and lower average fuel costs as a result of more efficient use of a fuel provider network. The Company's average fuel cost decreased to $1.08 per gallon in 1995 from $1.10 in 1994.

         Insurance and claims decreased $411,000 (18.4%), to $1.8 million in 1995 from $2.2 million in 1994. As a percentage of revenue, insurance and claims decreased to 2.4% of revenue in 1995 from 3.2% in 1994, as the Company's safety record resulted in premium reductions while revenue increased.

         Taxes and licenses increased $134,000 (9.2%), to $1.6 million in 1995 from $1.5 million in 1994. As a percentage of revenue, taxes and licenses remained constant at 2.1% of revenue during each period.

         General and administrative expenses increased $80,000 (2.3%), to $3.6 million in 1995 from $3.5 million in 1994. As a percentage of revenue, general and administrative expenses decreased to 4.6% of revenue in 1995 from 5.1% in 1994, as the percentage of revenue generated by the Company's employees increased and the percentage of revenue generated by Smithway's independent commission agents and third-party freight brokers (who receive commissions larger than the revenue bonuses received by the Company's employees) decreased. In addition, certain fixed costs remained constant while revenue increased.

         Communications and utilities increased $173,000 (29.6%), to $758,000 in 1995 from $585,000 in 1994. As a percentage of revenue, communications and utilities increased to 1.0% of revenue in 1995 from 0.8% in 1994, as the Company equipped substantially all of its Company-owned tractors with Qualcomm satellite-based tracking and communications systems.

         Depreciation and amortization increased $1.1 million (39.8%), to $3.9 million in 1995 from $2.8 million in 1994. As a percentage of revenue, depreciation and amortization increased to 5.0% of revenue in 1995 from 4.0% in 1994. The increase was attributable to a newer fleet of Company-owned tractors and trailers, and the addition of Qualcomm units, both of which increased the cost of the equipment being depreciated. Also contributing to the increase in depreciation were decreases in revenue per tractor and gain on sale of revenue equipment to $96,000 in 1995 from $437,000 in 1994 also contributed as the Company's replacement cycle resulted in the disposal of fewer tractors and trailers.

         As a result of the foregoing, the Company's operating ratio improved to 91.3% in 1995 from 91.4% in 1994. The Company's Adjusted Operating Ratio was 88.5% in 1995 compared with 89.6% in 1994.

         Interest expense increased $259,000 (26.8%), to $1.2 million in 1995 from $966,000 in 1994. As a percentage of revenue, interest expense increased to 1.6% of revenue in 1995 from 1.4% in 1994, because increased average debt balances associated with expanding the fleet of Company-owned tractors and trailers ($17.4 million in 1995 compared with $11.0 million in 1994), more than offset lower average interest rates (8.4% in 1995 compared with 9.1% in 1994). In addition, lower revenue per tractor affected this fixed cost as a percentage of revenue.

         The Company's effective tax rate was 43.6% in 1995 (3.1% of revenue), compared with 42.3% in 1994 (3.0% of revenue, including pro forma provision for income taxes), in each case including the cost of nondeductible driver per diem expense absorbed by the Company.

         As a result of the factors described above, net earnings increased to $3.1 million in 1995 (4.0% of revenue) from pro forma net earnings of $2.9 million in 1994 (4.2% of revenue).

Liquidity and Capital Resources

         The growth of the Company's business has required significant investments in new revenue equipment. Smithway historically has financed its revenue equipment requirements with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under a $5.75 million line of credit, cash flow from operations, equipment leases from third-party lessors, funds provided by its initial public offering in June 1996, and through the use of independent contractors. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers.(*)

         Net cash provided by operating activities was $7.0 million, $6.5 million, and $7.1 million for the years ended December 31, 1994, 1995, and 1996, respectively. The Company's principal use of cash from operations is to service debt and internally finance accounts receivable associated with growth in the business. Customer accounts receivable increased $993,000, $404,000, and $4.0 million for the years ended December 31, 1994, 1995, and 1996, respectively. The average age of the Company's accounts receivable was approximately 30 days for each of 1994, 1995, and 1996.

         Net cash provided by (used in) investing activities was $81,000, ($2.6 million), and ($8.4 million) for the years ended December 31, 1994, 1995, and 1996, respectively. In each instance, the investing activities related primarily to purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite-based tracking and communication units), net of revenue equipment sales and trade-ins, to be approximately $12.3 million for 1997. Such projected capital expenditures will be funded with cash flow from operations, borrowings, or operating leases. In prior years, substantially all revenue equipment additions were financed through borrowing or leasing transactions.(*)

         Net cash used in financing activities of ($7.5 million), ($2.1 million), and ($766,000), for the years ended December 31, 1994, 1995, and 1996, respectively, consisted primarily of net payments of $3.9 million, $1.7 million, and $16.1 million of principal under the Company's long-term debt agreements and net borrowings (payments) of ($3.3 million), $0, and $4.5 million under the Company's line of credit.

         The maximum amount available under the Company's primary line of credit at December 31, 1996, was $5.75 million, on which the Company had drawn $4.5 million. The interest rate on the line of credit is .5% above the bank's prime rate. The line of credit is collateralized by accounts receivable and inventory. At December 31, 1996, the Company had outstanding long-term debt (including current maturities) consisting of approximately $15.9 million, most of which was comprised of obligations for the purchase of revenue equipment. Interest rates on this debt range from 5.67% to 7.9%, and the principal amounts mature at various dates through July 2001.

         Although the Company historically has experienced a working capital deficit common to many truckload carriers that have expanded by financing revenue equipment purchases, management believes that the Company's working capital deficits have had little impact upon liquidity. Management believes that available borrowings under the line of credit, future revenue equipment borrowings or leases, and cash flow generated from operations will meet its working capital requirements, anticipated capital expenditures, and obligations under operating leases at least through 1997.(*)

--------
         (*)      May contain "forward-looking" statements.

Inflation and Fuel Costs

         Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. With the exception of occasional fuel price increases, inflation has had a minimal effect upon the Company's profitability in recent years. In 1996, a sharp increase in fuel prices occurred nationwide as a result of a perceived shortage in supply. The Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates. Shorter-term increases are not fully recovered. As of December 31, 1996, the Company had entered into fuel surcharge agreements with [the majority] of its customers. The surcharges recovered approximately 27.3% of the increase in fuel prices. The fuel surcharges are adjusted weekly based on the national weekly average price of diesel fuel published by the Department of Energy. Management expects to maintain the fuel surcharges and seek additional rate increases.

Seasonality

         In the trucking industry, results of operations show a seasonal pattern because customers generally reduce shipments during the winter season, and the Company experiences some seasonality due to the open, flatbed nature of the majority of its trailers. The Company at times has experienced delays in meeting its shipment schedules as a result of severe weather conditions, particularly during the winter months. In addition, the Company's operating expenses historically have been higher in the winter months due to decreased fuel efficiency and increased maintenance costs in colder weather.

Cautionary Statement Regarding Forward-Looking Statements

         The Company may from time-to-time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this "safe harbor" provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Factors that might cause such a difference include, but are not limited to, the following:

         Economic Factors; Fuel Prices. Negative economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, and higher interest rates could impair the Company's operating results by decreasing equipment utilization or increasing costs of operations. Increases in fuel prices usually are not fully recovered. Accordingly, high fuel prices can have a negative impact on the Company's profitability.

         Resale of Used Revenue Equipment. The Company historically has recognized a gain on the sale of its revenue equipment. The market for used equipment has experienced greater supply than demand in 1995 and 1996. If the resale value of the Company's revenue equipment were to decline, the Company could find it necessary to dispose of its equipment at lower prices or retain some of its equipment longer, with a resulting increase in operating expenses.

         Recruitment, Retention, and Compensation of Qualified Drivers and Independent Contractors. Competition for drivers and independent contractors is intense in the trucking industry. There is, and historically has been, an industry-wide shortage of qualified drivers and independent contractors. This shortage could force the Company to significantly increase the compensation it pays to driver employees and independent contractors or curtail the Company's growth.

         Competition.  The  trucking   industry   is  highly   competitive  and
         fragmented. The Company  competes  with  other  truckload   carriers,
         private fleets operated by existing and potential customers, and to some extent railroads and rail -intermodal service. Competition is based primarily on service, efficiency, and freight rates. Many competitors offer transportation service at lower rates than the Company. The Company's results could suffer if it cannot obtain higher rates than competitors that offer a lower level of service.

         Acquisitions. A significant portion of the Company's growth since June 1995 has occurred through acquisitions, and acquisitions are an important component of the Company's growth strategy. Management must continue to identify desirable target companies and negotiate, finance and close acceptable transactions or the Company's growth could suffer.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of earnings, cash flows, and stockholders' equity, and notes related thereto, are included at pages 23 to 42 of this report. The supplementary quarterly financial data follow:

Quarterly Financial Data:
                               First    Second    Third     Fourth
                              Quarter   Quarter  Quarter    Quarter
                               1995      1995      1995      1995
                              ------    ------    ------    ------
Operating revenue ........... 18,273    19,075    20,695    19,297
Earnings from operations ....  1,680     1,775     2,016     1,239
Earnings before income taxes.  1,503     1,721       832
Income taxes ................    617       650       689       439
Net earnings ................    813       853     1,032       393
Net earnings per share......  $ 0.23    $ 0.24    $ 0.29    $ 0.11

                              ------    ------    ------    ------
                               First    Second    Third     Fourth
                              Quarter   Quarter  Quarter    Quarter
                               1996      1996      1996      1996
                              ------    ------    ------    ------
Operating revenue............ 19,860    23,411    24,937    25,459
Earnings from operations.....  1,296     2,524     2,534     2,005
Earnings before income taxes.    882     1,972     2,294     1,662
Income taxes.................    369       818       964       710
Net earnings.................    513     1,154     1,330       952
Net earnings per share....... $ 0.15    $ 0.33    $ 0.27    $ 0.19

As a result of rounding, the total of the four quarters may not equal the Company's results for the full year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1996, involving a change of accountants or disagreements on accounting and financial disclosure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information respecting executive officers and directors set forth under the captions "Election of Directors Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2, 3, and 4 of the Registrant's Proxy Statement for the 1997 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement") is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information respecting executive compensation set forth under the caption "Executive Compensation" on page 4 of the Proxy Statement is incorporated herein by reference; provided, that the "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Principal Stockholders and Management" on page 6 of the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information respecting certain relationships and transactions of management set forth under the captions "Compensation Committee Interlocks and Insider Participation" on page 3 and "Certain Transactions" on page 7 of the Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements.

         The Company's audited financial statements are set forth at the following pages of this report:


                                                                            Page
Independent Auditors' Report.............................................    22
Consolidated Balance Sheets..............................................    23
Consolidated Statements of Earnings......................................    25
Consolidated Statements of  Stockholders' Equity.........................    26
Consolidated Statements of Cash Flows....................................    27
Notes to Consolidated Financial Statements...............................    29

         2.       Financial Statement Schedules.

         Financial statement schedules are not required because all required information is included in the financial statements.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1996.

(c)      Exhibits

 Exhibit
 Number     Description
 1    <F1>  Form of Underwriting Agreement.
 2.1  <F1>  Exchange  Agreement  dated  as  of  March 1, 1995, among William G.
            and  Marlys  L.  Smith,  William  G.  Smith d/b/a Smith Leasing, G.
            Larry  Owens,  Smithway Motor Xpress, Inc. Employee Stock Ownership
            Plan   and   Trust, and  Smithway  Motor  Xpress  Corp.,  a  Nevada
            corporation.
2.2   <F1>  Asset  Purchase  Agreement dated May 31, 1995, among Smithway Motor
            Xpress,  Inc., Van  Tassel,  Inc.,  Teresa  Van  Tassel and Douglas
            Van Tassel.
2.3   <F1>  Amendment  No. 1  to  Exchange Agreement dated as of June 29, 1995, among William  G. and Marlys L. Smith, William G. Smith d/b/a Smith
            Leasing, G. Larry Owens, Smithway Motor Xpress, Inc. Employee Stock
            Ownership Plan and Trust, and Smithway Motor Xpress Corp., a Nevada
            corporation.
2.4   <F1>  Asset  Purchase  Agreement  dated  January 10, 1996,  among Smithway
            Motor Xpress,  Inc., an Iowa corporation,  Smith Trucking Company, a
            Kansas corporation, and Delmar Smith.
2.5   <F2>  Asset  Purchase  Agreement  dated  October  4, 1996, among Smithway
            Motor  Xpress,  Inc.,  an  Iowa  corporation, Smithway Motor Xpress
            Corp., a  Nevada  corporation,  Marquardt  Transportation,  Inc., a
            South Dakota corporation, and Ralph and Lucille Marquardt.
2.6   <F2>  First  Amendment  to  Asset Purchase  Agreement  dated as of October
            24, 1996,  among Smithway Motor Xpress,  Inc., an Iowa  corporation,
            Smithway  Motor  Xpress  Corp.,  a  Nevada  corporation,   Marquardt
            Transportation,  Inc.,  a South  Dakota  corporation,  and Ralph and
            Lucille Marquardt.
2.7   <F2>  Second  Amendment to  Asset Purchase  Agreement dated as of December
            27, 1996,  among Smithway Motor Xpress,  Inc., an Iowa  corporation,
            Smithway  Motor  Xpress  Corp.,  a  Nevada  corporation,   Marquardt
            Transportation,  Inc.,  a South  Dakota  corporation,  and Ralph and
            Lucille Marquardt.
3.1   <F1>  Articles of Incorporation.
3.2   <F1>  Bylaws.
4.1   <F1>  Articles of Incorporation.
4.2   <F1>  Bylaws.
10.1  <F1>  Omnitracs   Contract   dated  January  5,  1995,  between  Qualcomm,
            Incorporated and Smithway Motor Xpress,  Inc., an Iowa  corporation, for communications equipment and services.
10.2  <F1>  Outside Director Stock Plan dated March 1, 1995.
10.3  <F1>  Incentive Stock Plan, adopted March 1, 1995.
10.4  <F1>  401(k) Plan, adopted August 14, 1992, as amended.
10.5  <F1>  Employee Stock Ownership Plan and Trust adopted January 1, 1986, as amended.
10.7  <F1>  Memorandum of  arrangement  between  Ray Steward and Smithway Motor
            Xpress, Inc., an Iowa corporation, concerning Spectrum software.
10.8  <F1>  Voting Trust  Agreement  dated  March 1, 1995, among William G. and
            Marlys L. Smith and Melissa Sue Osterberg, as Trustee.






 Exhibit
 Number     Description
10.9  <F1>  Exchange  Agreement  dated as of March 1, 1995, among William G. and
            Marlys L.  Smith,  William G. Smith d/b/a  Smith  Leasing,  G. Larry
            Owens, Smithway Motor Xpress, Inc. Employee Stock Ownership Plan and
            Trust, and Smithway Motor Xpress Corp., a Nevada corporation,  filed as  Exhibit  2.1 to this  Registration  Statement  and  incorporated herein by reference.
10.10 <F1>  Form  of  Agency  Agreement between Smithway Motor Xpress, Inc. and its independent commission agents.
10.12 <F1>  Memorandum of officer incentive compensation policy.
10.14 <F1>  Form  of  Independent  Contractor  Agreement  between Smithway Motor
            Xpress, Inc. and its independent contractor providers of tractors.
10.15 <F1>  Amendment  No. 1  to  Exchange Agreement dated as of June 29, 1995, among William  G. and Marlys L. Smith, William G. Smith d/b/a Smith
            Leasing, G. Larry Owens, Smithway Motor Xpress, Inc. Employee Stock
            Ownership Plan and Trust, and Smithway Motor Xpress Corp., a Nevada
            corporation.
10.16 <F1>  Asset  Purchase  Agreement dated  May 31, 1995, among Smithway Motor
            Xpress,  Inc., Van Tassel,  Inc., Teresa Van Tassel, and Douglas Van
            Tassel,  filed as Exhibit  2.2 to this  Registration  Statement  and incorporated by this reference.
10.17 <F1>  Asset  Purchase  Agreement  dated  January 10, 1996,  among Smithway
            Motor Xpress,  Inc., an Iowa corporation,  Smith Trucking Company, a
            Kansas  corporation,  and Delmar Smith, filed as Exhibit 2.4 to this
            Registration Statement and incorporated by reference.
10.18 <F2>  Asset  Purchase  Agreement  dated  October  4, 1996, among Smithway
            Motor  Xpress,  Inc.,  an  Iowa  corporation, Smithway Motor Xpress
            Corp., a  Nevada  corporation,  Marquardt  Transportation,  Inc., a
            South Dakota corporation, and Ralph and Lucille Marquardt.
10.19 <F2>  First  Amendment  to  Asset Purchase  Agreement  dated as of October
            24, 1996,  among Smithway Motor Xpress,  Inc., an Iowa  corporation,
            Smithway  Motor  Xpress  Corp.,  a  Nevada  corporation,   Marquardt
            Transportation,  Inc.,  a South  Dakota  corporation,  and Ralph and
            Lucille Marquardt.
10.20 <F2>  Second  Amendment  to Asset Purchase  Agreement dated as of December
            27, 1996,  among Smithway Motor Xpress,  Inc., an Iowa  corporation,
            Smithway  Motor  Xpress  Corp.,  a  Nevada  corporation,   Marquardt
            Transportation,  Inc.,  a South  Dakota  corporation,  and Ralph and
            Lucille Marquardt.
16    <F1>  Letter regarding change in certified accountant.
21    <F2>  List of subsidiaries.
23    <F2>  Consent of KPMG Peat Marwick LLP, independent accountants.
27    <F2>  Financial Data Schedule.

------------------

<F1> Filed as an exhibit to the registrant's Registration Statement on Form S-1,
     Registration No. 33-90356, effective June 27, 1996.

<F2> Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SMITHWAY MOTOR XPRESS CORP.



Date:    March 26, 1997                     By:      /s/ William G. Smith
         ---------------------------                 --------------------
                                                     William G. Smith
                                                     Chairman of the Board,
                                                     President, and Chief
                                                     Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                    Position                          Date

/s/ William G. Smith        Chairman of the Board,
--------------------------  President, and Chief
William G. Smith            Executive Officer; Director
                            (principal executive officer)        March 26, 1997

/s/ G. Larry Owens          Executive Vice President and
--------------------------  Chief Financial Officer;
G. Larry Owens              Director                             March 26, 1997

/s/ Michael E. Oleson       Treasurer and Chief Accounting
--------------------------  Officer (principal financial
Michael E. Oleson           and accounting officer)              March 26, 1997

/s/ Herbert D. Ihle
--------------------------
Herbert D. Ihle             Director                             March 26, 1997

/s/ Robert E. Rich
--------------------------
Robert E. Rich              Director                             March 26, 1997

/s/ Terry G. Christenberry
--------------------------
Terry G. Christenberry      Director                             March 26, 1997

                          INDEPENDENT AUDITORS' REPORT





To the Stockholders and Board of Directors
Smithway Motor Xpress Corp.:

We have audited the accompanying consolidated balance sheets of Smithway Motor Xpress Corp. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of earnings, non-redeemable common stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithway Motor Xpress Corp. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP

Des Moines, Iowa
February 14, 1997

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                                      December 31,
                                                   -------   -------
                  Assets                             1995      1996
------------------------------------------------   -------   -------
Current assets:
    Cash and cash equivalents ..................   $ 2,976       940
    Short-term investment (note 12) ............       500         0
    Receivables (note 5):
       Trade ...................................     5,708     9,676
       Other ...................................       399       985
       Recoverable income taxes ................         9       211
    Inventories (note 5) .......................       416       713
    Deposits, primarily with insurers (note 12).       854       921
    Prepaid expenses ...........................       921       846
    Deferred income taxes (note 7) .............       176       282
                                                   -------   -------
             Total current assets ..............    11,959    14,574
                                                   -------   -------
Property and equipment (note 6):
    Land .......................................       481       531
    Buildings and improvements .................     3,626     4,375
    Tractors ...................................    20,423    28,245
    Trailers ...................................    13,852    19,514
    Other equipment ............................     3,049     3,543
                                                   -------   -------
                                                    41,431    56,208
    Less accumulated depreciation ..............    13,588    17,038
                                                   -------   -------
             Net property and equipment             27,843    39,170
                                                   -------   -------
Other assets, net (notes 3 and 13) .............       900     1,586
                                                   -------   -------

                                                   $40,702    55,330
                                                   =======   =======









          See accompanying notes to consolidated financial statements.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                               December 31,
                    Liabilities and                        --------  --------
                   Stockholders' Equity                      1995      1996
-------------------------------------------------------    --------  --------
Current liabilities:
    Line of credit (note 5) ...........................    $      0     4,490
    Current maturities of long-term debt (note 6) .....       4,861     3,260
    Accounts payable ..................................       1,972     2,211
    Accrued loss reserves (note 12) ...................       1,370     1,267
    Other accrued expenses ............................       1,240     1,453
                                                           --------  --------
               Total current liabilities ..............       9,443    12,681
Long-term debt, less current maturities (note 6) ......      18,358    12,644
Deferred income taxes (note 7) ........................       3,618     5,812
                                                           --------  --------
               Total liabilities ......................      31,419    31,137
                                                           --------  --------
Redeemable Class A common stock (note 9) ..............       1,412         0
                                                           --------  --------
Non-redeemable common stockholders' equity (note 8):
    Preferred stock ...................................           0         0
    Common stock:
        Class A .......................................          18        40
        Class B .......................................          10        10
    Additional paid-in capital ........................           0    11,104
    Retained earnings .................................       8,138    13,116
    Reacquired shares, at cost ........................         (52)      (77)
    Equity reduction for Employee Stock
        Ownership Plan (ESOP) debt (note 9) ...........        (243)        0
                                                           --------  --------
               Total non-redeemable common stockholders'
                equity                                        7,871    24,193
                                                           --------  --------
Commitments (notes 11 and 12)
                                                           $ 40,702    55,330
                                                           ========  ========








          See accompanying notes to consolidated financial statements.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY
                       Consolidated Statements of Earnings
                  (Dollars in thousands, except per share data)

                                                   Years ended December 31,
                                              ---------------------------------
                                                   1994       1995       1996
                                              ---------------------------------
Operating revenue:
   Freight ...............................    $    69,044     77,020     93,428
   Other .................................            136        319        239
                                              ---------------------------------
         Operating revenue ...............         69,180     77,339     93,667
                                              ---------------------------------
Operating expenses:
   Purchased transportation ..............         27,420     31,621     37,386
   Compensation and employee benefits ....         15,877     17,182     20,800
   Fuel, supplies, and maintenance .......          9,368     10,183     12,347
   Insurance and claims ..................          2,238      1,827      1,995
   Taxes and licenses ....................          1,454      1,588      1,856
   General and administrative ............          3,512      3,592      4,214
   Communications and utilities ..........            585        758        971
   Depreciation and amortization .........          2,774      3,879      5,740
                                              ---------------------------------
         Total operating expenses ........         63,228     70,630     85,309
                                              ---------------------------------
         Earnings from operations ........          5,952      6,709      8,358
Financial (expense) income:
   Interest expense ......................         (1,066)    (1,456)    (1,705)
   Interest income .......................            100        231        157
                                              ---------------------------------
         Earnings before income taxes ....          4,986      5,484      6,810
Income taxes (note 7) ....................          1,879      2,393      2,860
                                              ---------------------------------
         Net earnings ....................    $     3,107      3,091      3,950
                                              =================================
Pro forma data (unaudited - note 14):
    Historical net earnings ..............    $     3,107      3,091      3,950
    Pro forma provision for income taxes .            232          0          0
                                              ---------------------------------
    Pro forma net earnings ...............    $     2,875      3,091      3,950
                                              =================================
Net earnings per common share (pro forma
  in 1994) ...............................    $      0.82       0.88       0.93
                                              =================================
Weighted-average common shares outstanding
    (pro forma in 1994) ..................      3,498,212  3,524,042  4,249,890
                                              =================================




          See accompanying notes to consolidated financial statements.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY
      Consolidated Statements of Non-redeemable Common Stockholders' Equity
                  Years ended December 31, 1994, 1995, and 1996
                             (Dollars in thousands)

                                                                       Total
                            Non-                              Equity     non-
                           redeem-                          reduction redeemable
                            able Additional                    for     common
                           common paid-in Retained Reacquired ESOP stockholders'
                            stock capital earnings   shares   debt    equity
                           -----------------------------------------------------
Balance at December 31,

    1993 ................. $    28      0   2,965      (37)   (443)    2,513
Net earnings .............       0      0   3,107        0       0     3,107
Net distributions ........       0      0    (534)       0       0      (534)
Reduction of ESOP debt ...       0      0       0        0      95        95
Sale of 147,879
    common shares ........       1    219       0        0       0       220
Acquisition of common
    shares (note 8) ......       0   (219)    (91)     (21)      0      (331)
Change in value and number
    of redeemable common
    shares (note 8) ......      (1)     0    (280)       0       0      (281)
                            ----------------------------------------------------
Balance at December 31,
    1994 .................      28      0   5,167      (58)   (348)    4,789
Net earnings .............       0      0   3,091        0       0     3,091
Net contributions ........       0    127       0        0       0       127
Net undistributed earnings
    of "S" corporation
    and sole proprietorship
    at date of termination
    (note 1) .............       0     47     (47)       0       0         0
Cancellation of reacquired
    common shares (note 8)       0    (58)      0       58       0         0
Reduction of ESOP debt ...       0      0       0        0     105       105
Change in price of common
    shares repurchased which
    was provided for in 1994
    (note 9) .............       0    203       0        0       0       203
Acquisition of common
     shares (note 8) .....       0      0       0      (52)      0       (52)
Change in value and number
    of redeemable common
    shares (note 8) ......       0   (319)    (73)       0       0      (392)
                            ----------------------------------------------------
Balance at December 31,
    1995 .................      28      0   8,138      (52)   (243)    7,871

Net earnings .............       0      0   3,950        0       0     3,950
Reduction of ESOP debt ...       0      0       0        0     243       243
Acquisition of common shares
 (note 8) ................       0      0       0      (25)      0       (25)
Shares sold for cash, net of
    issuance costs (note 8)     15 10,727       0        0       0    10,742
Change in value and number of
    redeemable common shares
    (note 8) ..............      7    377   1,028        0       0     1,412
                            ----------------------------------------------------
Balance at December 31,
    1996 .................. $   50 11,104  13,116      (77)      0    24,193
                            ====================================================


          See accompanying notes to consolidated financial statements.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                                    Years ended December 31,
                                                 -------------------------------
                                                    1994      1995      1996
Cash flows from operating activities:

   Net earnings ........................         $  3,107     3,091     3,950
                                                 --------  --------  --------
   Adjustments to reconcile net earnings
      to net cash provided by operating
      activities:
         Depreciation and amortization .            2,774     3,879     5,740
         Deferred income taxes .........              809     1,184     2,088
         Changes in:
            Trade receivables ..........             (993)     (404)   (3,968)
            Other receivables ..........               43       (90)     (586)
            Income taxes ...............              625      (791)     (202)
            Inventories ................              (41)      (72)     (210)
            Deposits, primarily with
              insurers .................              (90)      (46)      (67)
            Prepaid expenses ...........              (45)     (408)       90
            Accounts payable ...........              519       319       139
            Accrued loss reserves ......              183       131      (103)
            Other accrued expenses .....              154      (270)      213
                                                 --------  --------  --------
               Total adjustments .......            3,938     3,432     3,134
                                                 --------  --------  --------
               Net cash provided by
                  operating act ........            7,045     6,523     7,084
                                                 --------  --------  --------
Cash flows from investing activities:
   Payments for acquisition of Marquardt
      Transportation, Inc. .............                0         0    (3,834)
   Purchase of property and equipment ..             (424)   (2,836)   (6,341)
   Proceeds from sale of property and
      equipment ........................              428       211     1,321
   Payments received on notes receivable               77         0         0
   Purchase of short-term investments ..             (500)     (500)        0
   Proceeds from short-term investments               500       500       500
                                                 --------  --------  --------
               Net cash provided by (used in)
                   investing activities                81    (2,625)   (8,354)
                                                 --------  --------  --------
Cash flows from financing activities:
   Proceeds from long-term debt ........                0     2,869         0
   Principal payments on long-term debt            (3,873)   (4,593)  (16,068)
   Borrowings on line of credit agreement          66,610    77,606    93,593
   Payments on line of credit agreement           (69,911)  (77,606)  (89,103)
   Payments for reacquired shares ......              (21)      (52)      (25)
   Proceeds from issuance of common stock, net        220         0    11,232
   Distributions .......................             (574)      (55)        0
   Contributions .......................               40       182         0
   Other ...............................                0      (448)     (395)
                                                 --------  --------  --------
               Net cash (used in) provided by
                   financing activities            (7,509)   (2,097)     (766)
                                                 --------  --------  --------
               Net (decrease) increase in
                  cash and cash equivalents          (383)    1,801    (2,036)
Cash and cash equivalents at beginning of year      1,558     1,175     2,976
                                                 --------  --------  --------
Cash and cash equivalents at end of year         $  1,175     2,976       940
                                                 ========  ========  ========

           See accompanying notes to consolidated financial statements

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY
                Consolidated Statements of Cash Flows, Continued
                             (Dollars in thousands)
                                                     Years ended December 31,
                                                   -----------------------------
                                                    1994       1995       1996
Supplemental disclosures of cash flow
 information:
   Cash paid during the year for:
       Interest ..............................     $ 1,070     1,401     1,732
       Income taxes ..........................         445     2,151       971
                                                   =======   =======   =======
Supplemental schedule of noncash investing and
 financing activities:
       Notes payable:
           Tractors and trailers .............     $ 4,844    13,273     8,996
           Tires on above:
              Prepaid at end of year .........         133       232       207
              Expensed .......................         209       365       439
       Notes receivable issuance for
           sale of property and equipment ....         453         0         0
       Principal payments made by ESOP .......          95       105       243
       Liability established for fractional
           shares to be acquired (note 8) ....         310      (203)        0
       Liability established for remaining
           payment for intangible assets
           related to acquisition of
           Marquardt Transportation, Inc. ....           0         0       100
                                                   =======   =======   =======



Cash payments for acquisition of Marquardt
    Transportation, Inc. (note 3):
       Revenue equipment .....................                         $ 3,004
       Intangible assets .....................                             727
       Inventories ...........................                              87
       Prepaid expenses ......................                              16
                                                                       -------
                                                                       $ 3,834
                                                                       =======






          See accompanying notes to consolidated financial statements.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1995 and 1996

                             (Dollars in thousands)

(1)      Consolidated Entity

         Smithway Motor Xpress Corp. and subsidiary is a Fort Dodge, Iowa, based truckload motor carrier, primarily serving shippers in the central United States and southern provinces of Canada. It operates over short-to-medium traffic routes, concentrating primarily on the flatbed segment of the truckload market.

         Smithway Motor Xpress Corp. was incorporated as a Nevada corporation on January 17, 1995, to acquire the stock of Smithway Motor Xpress, Inc.; the stock of Smithway Transportation Brokerage, Inc.; the stock of Wilmar Truck Leasing, Inc. an "S" corporation); and the net assets of Smith Leasing a sole proprietorship), in preparation for its initial public offering of Class A common stock. Smithway Transportation Brokerage, Inc. and Wilmar Truck Leasing, Inc. were merged into Smithway Motor Xpress, Inc. Unless otherwise indicated, the companies and sole proprietorship named in this paragraph are collectively referred to as the "Company."

         The  transactions  described  above  were between entities under common control; accordingly, they have been accounted for in a manner similar to a pooling of interests, and the accompanying consolidated financial statements represent the historical combined operations of such companies. Name references in the consolidated financial statements and the notes thereto have been changed to reflect these transactions, which were effective as of January 31, 1995. All share and per share information for all periods has been restated to reflect the conversion into Smithway Motor Xpress Corp. common stock based upon the actual shares issued.

         Pursuant to the  acquisitions  described  above,  Smithway Motor Xpress
                  Corp. issued 3,513,697 shares of its common stock as follows:

    Stockholder           Shares or Assets Relinquished   Smithway Motor Xpress
                                                           Corp. Shares Issued
William G. Smith and      788,000 common shares of        942,146 Class A
    Marlys L. Smith           Smithway Motor Xpress, Inc.    common shares
                                                             and 1,000,000
                                                             Class B common
                                                             shares (a)
                          All common shares of             269,500 Class A
                              Smithway Transportation         common shares
                              Brokerage, Inc.
                          All common shares of             2,308 Class A
                              Wilmar Truck Leasing, Inc.      common shares
                              Assets of Smith Leasing,        55,126 Class A
                              net of liabilities assumed      common shares
G. Larry Owens            60,000 common shares of          147,879 Class A
                              Smithway Motor Xpress, Inc.     common shares (b)
Smithway Motor Xpress,    444,987 common shares of        1,096,738 Class A
    Inc. Employee Stock       Smithway Motor Xpress, Inc.     common shares
    Ownership Plan (ESOP)

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                             (Dollars in thousands)


(1)      Consolidated Entity, Continued

         (a) Management of the Company believes the fair value of the Class A common stock is not materially different from that of the Class B common stock.

         (b) The original 60,000 shares (147,879 Class A common shares of the Company) issued to G. Larry Owens, Executive Vice President of the Company, in 1994 were issued for cash based upon the appraised value of the stock for ESOP purposes.

         On July 2, 1996,  the  Company  sold  1.5 million shares of its Class A common stock in an initial public offering. The shares were sold at $8.50 per share, for a total consideration of $12,750 before underwriting discounts and offering expenses. In addition, certain shareholders sold 650,000 shares in the initial public offering.

(2)      Summary of Significant Accounting Policies

         Principles of Consolidation

         The  consolidated  financial  statements  include  the  accounts of the
                  Company as described in note 1. All significant intercompany balances and transactions have been eliminated in consolidation.

         Customers

         The Company serves a diverse base of shippers. No single customer accounted for more than 10 percent of the Company's total operating revenues during any of the years ended December 31, 1994, 1995, and 1996. The Company's 10 largest customers accounted for approximately 34 percent and 32 percent of the Company's total operating revenues during 1995 and 1996, respectively. The Company's largest concentration of customers is in the steel and building materials industries, which together accounted for approximately 51 percent and 47 percent of the Company's total operating revenues in 1995 and 1996, respectively.

         Drivers

         The Company faces intense industry competition in attracting and retaining qualified drivers and independent contractors. This competition could result in the Company temporarily idling some of its revenue equipment or increasing the compensation the Company pays to its drivers and independent contractors.

         Use of Estimates

         Management  of  the  Company  has  made  a  number  of  estimates   and
                  assumptions   relating   to  the   reporting   of  assets  and
                  liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         The Company considers interest-bearing instruments with maturity of three months or less at the date of purchase to be the equivalent of cash.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                             (Dollars in thousands)

(2)      Summary of Significant Accounting Policies, Continued

         Short-Term Investment

         Short-term investment, which consisted of a certificate of deposit with a maturity of greater than three months, is stated at cost, which approximated market value.

         Receivables

         The financial status of customers is checked and monitored by the Company when granting credit. The Company routinely has significant dollar transactions with certain customers. At December 31, 1995, one customer accounted for approximately 13 percent of total trade receivables. At December 31, 1996, no individual customer accounted for more than 10 percent of total trade receivables.

         Inventories

         Inventories  consist  of  tractor  and  trailer   supplies  and  parts.
                  Inventories are stated at lower of cost (first-in, first-out method) or market.

         Prepaid Expenses

         Prepaid expenses consist primarily of the cost of tarps, which are amortized over 36 months and the cost of tires purchased with new equipment, which are amortized six months in the year of purchase and six months in the subsequent year. The unamortized cost is included in prepaid expenses. Replacement and recapped tires are expensed when placed in service.

         Accounting for Leases

         The  Company  is  a lessee of revenue equipment under operating leases.
                  Rent expense is charged to operations as it is incurred under the terms of the respective leases.

         Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 31 years for buildings and improvements, 5 to 7 years for tractors and trailers, and 3 to 10 years for other equipment.

         Expenditures  for   maintenance   and  minor  repairs  are  charged  to
                  operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale.

         In accordance with industry practices, the gain or loss on retirement or sale is included in depreciation and amortization in the consolidated statements of earnings. Gains or losses on trade-ins are included in the basis of the new asset.

         Intangibles

         Included in other assets are certain intangibles which are being amortized using the straight-line method over periods ranging from five to ten years. Accumulated amortization of $8 and $55, at December 31, 1995 and 1996, respectively, have been netted against these intangible assets.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                             (Dollars in thousands)

(2)      Summary of Significant Accounting Policies, Continued

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

         The Company adopted the provisions of Statement of Financial Accounting
                  Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

         Revenue Recognition

         The  Company  recognizes  operating  revenue  when  the  freight  to be transported has been loaded. Amounts payable to independent contractors for purchased transportation, to Company drivers for wages, and other direct expenses are accrued when the related revenue is recognized. The Company operates in the short-to-medium length haul category of the trucking industry, therefore, the Company's typical customer delivery is completed one day after pickup. Accordingly, this method of revenue recognition is not materially different from recognizing revenue based on completion of delivery.

         ESOP Indebtedness

         At December 31, 1995, long-term indebtedness of the Company-sponsored leveraged ESOP was recorded in the consolidated balance sheet as a liability under the captions "Current maturities of long-term debt" and "Long-term debt, less current maturities" with a corresponding reduction in stockholders' equity under the caption "Equity reduction for ESOP debt." As principal payments were made on the debt by the ESOP, the Company's long-term debt and related stockholders' equity reduction was reduced. The outstanding debt was retired during 1996 with proceeds the ESOP received from the sale of shares owned by it in the initial public offering.

         Insurance and Claims

         Losses resulting from personal liability, physical damage, and workers' compensation are covered by insurance subject to certain deductibles, and claims resulting from cargo loss and damage are self-insured. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. The Company estimates and accrues a liability for its share of ultimate settlements using all available information. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                             (Dollars in thousands)


(2)      Summary of Significant Accounting Policies, Continued

         Income Taxes

         Prior to the transactions described in note 1, Wilmar Truck Leasing, Inc., had elected "S" Corporation status under the Internal Revenue Code and Smith Leasing was a sole proprietorship. Accordingly, for 1994, there was no provision for income taxes in the consolidated financial statements related to these two entities, since the income tax liability or benefit accrued to the stockholders or owner and not to the Company. As discussed in note 14, a pro forma provision for income taxes (unaudited) relating to the earnings of the "S" Corporation and sole proprietorship was reflected in the pro forma data included in the accompanying consolidated statement of earnings for the year ended December 31, 1994.

         Income taxes  are  accounted for under the asset and liability  method.
                  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

         Stock Option Plans

         Prior  to  January  1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma net earnings per common share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

         Net Earnings Per Common Share

         Net earnings per common share (pro forma in 1994 - unaudited) have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares and common stock equivalents during each of the years (see note 14). Common stock equivalents include dilutive stock options issued under the Company's stock option plans.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                             (Dollars in thousands)


(3)      Acquisitions

         On May 31, 1995, the Company entered into a five-year consulting and noncompete clause with the shareholder of Van Tassel, Inc. for $72 and assumed certain leases for trailers. The Company also purchased certain office equipment of Van Tassel, Inc. for approximately $37. The effect of this transaction is not material to the consolidated financial statements of the Company.

         In January 1996, the Company purchased certain trailers, flat racks, and office equipment from Smith Trucking Company. The Company also entered into a two-year noncompete agreement with the shareholder of Smith Trucking Company. The Company agreed to pay total consideration of $381 in the transaction. The effect of this transaction is not material to the consolidated financial statements of the Company.

         On  October  4,  1996,  the Company acquired certain assets and assumed certain liabilities and leases of Marquardt Transportation, Inc., of Yankton, South Dakota. Included in the total purchase price of $3,934 was revenue equipment totaling $3,004;
                  intangible assets of $827; and various other assets totaling $103. The acquisition was accounted for by the purchase method of accounting. The consolidated statement of earnings reflects these operations from the date of acquisition. A summary of unaudited pro forma financial statement data, assuming this transaction had occurred on January 1, 1995, is as follows: operating revenue, $106,996 and $93,100; earnings from operations, $8,626 and $6,908; net earnings, $3,905 and $2,786; and net earnings per common share, $0.92 and $0.79, for 1996 and 1995, respectively.

(4)      Fair Value of Financial Instruments

         SFAS 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                  Cash  and   cash  equivalents,  short-term  investment,  trade
                           receivables, other receivables, accounts payable, accrued loss reserves, and other accrued expenses:
                           The carrying amounts approximate fair value because of the short maturity of those instruments.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                             (Dollars in thousands)


(4)      Fair Value of Financial Instruments, Continued

                  Line  of  credit:  The carrying value of the Company's line of credit approximates fair value, since borrowings are at current interest rates.

                  Long-term  debt:  The  fair value  of the Company's  long-term debt was estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers. The carrying value of long-term debt at December
                           31, 1996, was $15,904; the fair value of long-term debt was $15,108.

(5)      Line of Credit

         The Company has a line of credit agreement which allows advances up to the lesser of 85 percent of qualifying accounts receivable or $5,750 (see note 12). Any borrowings under this line of credit are secured by accounts receivable and inventories. There were no outstanding borrowings at December 31, 1995. At December 31 , 1996, the Company had outstanding borrowings of $4,490. This line of credit bore interest at .50 percent over prime at December 31, 1995 and 1996. The interest rate would have been 9.00 percent at December 31, 1995. The interest rate at December 31, 1996 was 8.75 percent.

(6)      Long-Term Debt

         The  following  is a summary of long-term debt at December 31, 1995 and
1996:
                               Payable        Current
                               through     interest rates      1995        1996
                               -------     --------------    -------     ------
Equipment notes                 2001       5.67% to 7.90%    $21,902     15,904
Mortgages                         -              -             1,074        -
Debt of Company-sponsored ESOP    -              -               243        -
                                                             -------     ------
                                                              23,219     15,904
Less current maturities                                        4,861      3,260
                                                             -------    -------
                                                             $18,358     12,644
                                                             =======     ======

         The Company has pledged property and equipment with an undepreciated value of $18,674 at December 31, 1996, as security for these debts.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                             (Dollars in thousands)


(6)      Long-Term Debt, Continued

         Future maturities on long-term debt for years ending December 31, are as follows: 1997, $3,260; 1998, $3,477; 1999, $3,010; 2000,
                  $3,482; and 2001, $2,675.

(7)      Income Taxes

         Income taxes consisted of the following components for the three years ended December 31:


                   1994                  1995                   1996
           -------------------   -------------------   --------------------
           Federal State Total   Federal State Total   Federal  State Total
Current    $  905   165  1,070    1,088   121  1,209      725     47    772
Deferred      704   105    809    1,034   150  1,184    1,712    376  2,088
            -----   ---  -----    -----   ---  -----    -----    ---  -----
           $1,609   270  1,879    2,122   271  2,393    2,437    423  2,860
            =====   ===  =====    =====   ===  =====    =====    ===  =====

         Total income tax expense differs from the amount of income tax expense computed by applying the normal United States federal income tax rate of 34 percent to income before income tax expense.
                  The reasons for such differences are as follows:

                                           Years ended December 31,
                                         ---------------------------
                                           1994       1995      1996
Computed "expected"
         income tax expense ............ $ 1,695     1,865     2,315
State income tax expense,
         net of federal benefit ........     179       179       279
Permanent differences, primarily
         nondeductible portion
         of driver per diem
         and travel expenses ...........     142       153       176
Tax effect (at expected federal
         rate) on income from nontaxable
         sole proprietorship and
         "S" Corporation ...............    (210)     --        --
Other ..................................      73       196        90
                                         -------    ------    ------
                                         $ 1,879     2,393     2,860
                                         =======    ======    ======

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                             (Dollars in thousands)


(7)      Income Taxes, Continued

         Temporary differences between the financial statement basis of assets and liabilities and the related deferred tax assets and liabilities at December 31, 1995 and 1996, were as follows:

                                                             1995         1996
Deferred tax assets:
         Alternative minimum tax (AMT)
         credit carryforwards ....................             353          780
         Accrued expenses ........................             334          464
                                                           -------      -------
                  Total gross deferred tax assets              687        1,244
                                                           -------      -------
Deferred tax liabilities:
         Prepaid expenses ........................            (158)        (182)
         Property and equipment ..................          (3,971)      (6,592)
                                                           -------      -------
                  Total gross deferred tax liabilities      (4,129)      (6,774)
                                                           -------      -------
                  Net deferred tax liabilities ...         $(3,442)      (5,530)
                                                           =======      =======

         At  December  31, 1995 and 1996, the Company had approximately $353 and
                  $780, respectively, in AMT credit carryforwards. These credits are available indefinitely to reduce future income tax liabilities to the extent they exceed AMT liabilities.

(8)      Stockholders' Equity

         The total number of shares of capital stock of all classes which the Company has the authority to issue is 30 million shares, all having a par value of one cent per share. Capital stock authorized consists of 20 million shares of Class A common stock, 5 million shares of Class B common stock, and 5 million shares of preferred stock.

         On all matters with respect to which the Company's stockholders have a right to vote, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes. The Class B common stock is convertible into shares of Class A common stock on a share-for-share basis at the election of the stockholder and will be converted automatically into shares of Class A common stock upon transfer to any party other than William G. Smith, his wife, Marlys L. Smith, their children, their grandchildren, trusts for any of their benefit, and entities wholly owned by them.

         Pursuant to the  transactions  described  in note 1,  the  Company  had outstanding 2,513,697 shares of Class A common stock, 1 million shares of Class B common stock, and no shares of preferred stock prior to the initial public offering and reacquired shares described below.

         The Company reacquired 14,899 common shares during 1994 at a cost of $21. These common shares were canceled by the Company as a result of the transactions described in note 1. The Company also reacquired 9,627 and 4,777 common shares in 1995 and 1996 at a cost of $52 and $25, respectively.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                             (Dollars in thousands)


(8)      Stockholders' Equity, Continued

         Effective July 2, 1996, the Company sold 1.5 million shares of its Class A common stock in an initial public offering. The shares were sold at $8.50 per share, for a total consideration of $12,750. Underwriting discounts and offering expenses were $2,008, resulting in net proceeds to the Company of $10,742.

         At December 31, 1994, the Company provided a current liability of $310 for certain minority common shares of the Company which were not acquired in the transaction described in note 1. Such amount was charged to additional paid-in capital and retained earnings, since these shares were reacquired as fractional shares after a reverse stock split by the Company in 1995. The actual purchase price of these fractional shares during 1995 differed from $310 due to a change in the purchase price of the fractional shares from an anticipated initial public offering price to the appraised value of the Company at December 31, 1994, and a change in the number of shares repurchased. The effect of these changes was $203 and was reflected in additional paid-in capital during 1995.

         The Company  adopted  an  outside  director stock option plan effective
                  March 1, 1995. The Company has reserved 25,000 shares of Class A common stock for issuance pursuant to the plan agreement. The term of each option shall be six years from the grant date. Options vest on the first anniversary of the grant date. Exercise price of each stock option is 85 percent of the fair market value of the common stock on the last day of the calendar month immediately preceding the date of grant. In July 1996, the Company granted options covering 3,000 shares with an exercise price of $7.23 per share.

         The Company  adopted  an incentive stock option plan effective March 1,
                  1995. The Company has reserved 225,000 shares of Class A common stock for issuance pursuant to the plan agreement. On March 1, 1995, the Company granted options covering 85,000 shares to certain employees at an exercise price of $9.50 per share. Such options become excercisable between January 1, 1996, and January 1, 2000, at the rate of 20 percent per year. As of December 31, 1996, none of the 17,000 eligible shares had been exercised and no additional shares had been granted. Any shares which expire unexercised or are forfeited become available again for issuance under the plan. Under this plan, no awards of incentive stock options may be made after December 31, 2004.

         The Company applied APB Opinion No. 25 in accounting for its stock option plans; and, accordingly, no compensation expense has been recognized in the consolidated financial statements. Had the Company determined compensation based on the fair value at the grant date for its outstanding stock options under SFAS 123, the effect on Company's net earnings and net earnings per common share for 1995 and 1996 would have been immaterial. The full impact of calculating compensation cost for stock options under SFAS 123 is reflected over the options' vesting period.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                             (Dollars in thousands)


(8)      Stockholders' Equity, Continued

         The assumptions used by the Company in estimating the fair value of its outstanding stock options at grant date and the results of its calculations are as follows:
                                      Outside director            Incentive
                                      stock option plan       stock option plan
                                      -----------------       -----------------
Pricing model                           Black Scholes           Minimum value
Risk-free interest rate                     6.44%                   7.12%
Expected life                              3 years                 6 years
Expected volatility                           20%                     N/A
Expected dividends                            None                    None
Estimated fair value at grant date       $2.72/per share              None

(9)      ESOP and Redeemable Class A Common Stock

         In connection with a purchase of common stock from a previous stock-holder, the ESOP incurred a note payable, which had a balance of $243 as of December 31, 1995. Such debt was recorded in the accompanying consolidated balance sheets - see note 6. The outstanding debt was retired by the ESOP during 1996 with the proceeds the ESOP received from stock it sold in the initial public offering. Actual interest expense on the ESOP debt was $41, $31, and $11 during the years ended December 31, 1994, 1995, and 1996, respectively. Contributions made to the plan for the years ended December 31, 1994, 1995, and 1996, were $138, $138, and $-0-. The ESOP owned 1,080,677 and 58,454 shares of the Company's Class A common stock at December 31, 1995 and 1996, respectively.

         The  plan  provides for 100 percent vesting after six years of service.
                  Vested benefits will normally be distributed to the partici-pant from the plan upon death or retirement in the form of cash or Company stock. Participants may sell the stock they received to a third party; however, the Company had the right of first refusal to purchase the stock, until the date of the initial public offering, at which time the right of first refusal expired.

         The participant  or  beneficiary  had  two  put options to the employer which required the Company purchase the shares at a price equal to its value in cash or in installments over a period of five years. The first 60-day put option began the day following the date the stock was distributed to the participant or beneficiary. The second 60-day put option began the first day of the fifth month of the plan year following the date of such stock distribution. Distribution of shares only occurs upon termination of employment or retirement.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                             (Dollars in thousands)


(9)      ESOP and Redeemable Class A Common Stock, Continued

         Due to the put option, the total appraised value at which the Company would have to repurchase the shares at December 31, 1995, of the 649,710 vested shares of Class A common stock, was classified as redeemable Class A common stock in the accom-panying consolidated balance sheets and not as part of consol-idated non-redeemable common stockholders' equity. A change in the balance of redeemable Class A common stock resulted from the change in the number of vested shares and the change in the appraised value during the periods.

         In accordance with provisions of the ESOP and applicable law, the rights to these put options no longer existed upon the effective date of the initial public offering of common stock by the Company.

(10)     Employees' Profit Sharing and Savings Plan

         The Company has an Employees' Profit Sharing and Savings Plan, which is a qualified plan under the provisions of Sections 401(a) and and 501(a) of the Internal Revenue Code. Eligible employees are allowed to contribute up to a maximum of 15 percent of pretax compensation into the plan. Employers may make savings, matching, and discretionary contributions, subject to certain restrictions. During the years ended December 31, 1994, 1995, and 1996, Company contributions totaled $50, $64, and $-0-, respectively. Effective January 1, 1997, the ESOP was merged into the Employees' Profit Sharing and Savings Plan.

(11)     Lease Commitments

         The Company has entered into various noncancelable operating leases for transportation equipment and buildings which will expire over the next five years. Under the leases for transportation equipment, the Company is responsible for all repairs, main-tenance, insurance, and all other operating expenses.

         Approximate future minimum lease payments under noncancelable operating leases as of December 31, 1996, totaled $4,028 and are payable as follows: 1997, $1,586; 1998, $1,583; 1999, $699; 2000,$156;
                  and 2001,$4.

         Certain leases on transportation equipment require the Company to guarantee the value at the maturity of the lease at amounts varying from 10 percent to 20 percent of the original equipment cost. The maximum contingent liability under such leases is approximately $883 from 1997 to 2001.

         Rent charged to expense on the above leases, expired leases, and short-term rentals was $1,621 in 1994; $1,901 in 1995; and $1,462 in
                  1996.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                             (Dollars in thousands)


(12)     Contingent Liabilities

         The Company's insurance program for personal liability, physical damage, and workers' compensation involves self-insurance for losses up to $50 per claim, $50 per claim, and $100 per claim, respectively.

         At December 31, 1995 and 1996, the Company had approximately $1,370 and $1,267, respectively, accrued for its estimated liability for incurred losses related to these programs. Losses in excess of the self-insured amount per claim are covered by insurance companies.

         The insurance companies require the Company to provide letters of credit to provide funds for payment of the self-insured amounts. At December 31, 1995, the Company had two standby letters of credit from a commercial bank in the amounts of $500 and $100, both expiring on January 11, 1996. The letters of credit were secured by a certificate of deposit in the amount of $500 at December 31, 1995, held by a commercial bank. At December 31, 1995 and 1996, the Company also had a $1,000 letter of credit from a commercial bank. The letter of credit is secured by the collateral described in note 5 for the $5,750 line of credit with the same bank. This letter of credit directly reduces the amount of potential borrowings available under this line of credit. In addition, funds totaling $801 and $862 were held by the insurance companies as deposits at December 31, 1995 and 1996, respectively.

         The Company's  insurance  program  for  health insurance provided as an employee benefit for all eligible employees involves self-insurance for losses up to $60 per claim and an aggregate loss of $940. At December 31, 1995 and 1996, the Company had approximately $400 and $268, respectively, accrued for its estimated liability related to these claims.

         The Company is also involved in certain legal actions and proceedings arising from the normal course of operations. Management believes that liability, if any, arising from such legal actions and proceedings will not have a material adverse effect on the financial position of the Company.

(13)     Transactions with Related Parties

         At December 31, 1995 and 1996, other receivables included $66 in receivables from an officer and a related party.

(14)     Pro Forma Data (Unaudited)

         Unaudited pro forma corporate income taxes on the earnings for the year ended December 31, 1994, of Wilmar Truck Leasing, Inc., an "S" Corporation, and Smith Leasing, a sole proprietorship, as if those operations had been subject to corporate income taxes would have been federal income taxes of $200 and state income taxes of $32. Pro forma corporate income taxes relating to these operations for the period January 1, 1995, to January 31, 1995, the effective date of the transactions described in note 1, were insignificant.

         The  difference  between  the  pro  forma  expected  income tax expense
                  (computed using the federal income tax rate of 34 percent) and the pro forma income tax expense is the effect of state income taxes, net of federal benefit.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                             (Dollars in thousands)


(14)     Pro Forma Data (Unaudited), Continued

         Pro forma net earnings per common share have been based upon the number of common shares which would have been outstanding considering the actual conversion ratio of Smithway Motor Xpress, Inc. shares into Smithway Motor Xpress Corp. shares and as though the 326,934 common shares issued in connection with the Smithway Transportation Brokerage, Inc.; Wilmar Truck Leasing, Inc.; and Smith Leasing acquisitions had been outstanding during all periods presented, which assumes the transactions described in note 1 had taken place January 1, 1994.

(15)     Quarterly Financial Data (Unaudited)

         Summarized unaudited quarterly financial data for the Company for 1995 is as follows:

                                   March     June    September  December
                                    31         30        30       31
                                  -------   -------   -------   -------
Operating revenue ............    $18,273    19,075    20,695    19,297
Earnings from operations .....      1,680     1,775     2,016     1,239
Net earnings .................        813       853     1,032       393
Net earnings per common share         .23       .24       .29       .11
                                  =======    ======    ======    ======

         Summarized unaudited quarterly financial data for the Company for 1996 is as follows:

                                   March     June    September  December
                                     31       30         30        31
                                  -------    ------    ------    ------
Operating revenue ...........     $19,860    23,411    24,937    25,459
Earnings from operations ....       1,296     2,524     2,534     2,005
Net earnings ................         513     1,154     1,330       952
Net earnings per common share         .15       .33       .27       .19
                                  ========   ======    ======    ======


         As a result of rounding, the total of the four quarters may not equal the Company's results for the year.

(16)     Subsequent Event (Unaudited)

         In  February 1997, the Company acquired tractors, trailers, and certain other assets of Pirie Motor Freight, Inc. of Fort Dodge, Iowa. In exchange for these assets, the Company assumed and repaid approximately $1.25 million in equipment financing secured by these assets and paid a percentage of revenue for a noncompete and consulting agreement. Pirie Motor Freight had approxi-mately $2.8 million of revenue during 1996.