Form 10-Q
period 1996-03-31
SMITHWAY MOTOR XPRESS CORP
filed 1997-05-15
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------


                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

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

                                2031 Quail Avenue
                             Fort Dodge, Iowa 50501
                                 (515) 576-7418
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                           principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    YES X NO
                                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 8, 1997).

             Class A Common Stock, $.01 par value: 3,999,293 shares Class B Common Stock, $.01 par value: 1,000,000 shares


                                                    Exhibit Index is on Page 13.

                                     PART I
                              FINANCIAL INFORMATION


                                                                           PAGE
                                                                          NUMBER
Item 1.    Financial Statements......................................       3
           Condensed Consolidated Balance Sheets as of December 31, 1996
                and March 31, 1997 (unaudited).......................       3
           Condensed Consolidated Statements of Earnings for the three
                months ended March 31, 1996 and 1997 (unaudited)......      5
           Condensed Consolidated Statements of Stockholders' Equity for
                the year ended December 31, 1996, and the three months
                ended March 31, 1997 (unaudited).....................       6
           Condensed Consolidated Statements of Cash Flows for the three
                months ended March 31, 1996 and 1997 (unaudited).....       7
           Notes to Condensed Consolidated Financial Statements
                (unaudited)..........................................       9
Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations............................       10

                                     PART II
                                OTHER INFORMATION


 Item 1.   Legal Proceedings............................................    13
 Item 2.   Changes in Securities........................................    13
 Item 3.   Defaults Upon Senior Securities..............................    13
 Item 4.   Submission of Matters to a Vote of Security Holders..........    13
 Item 5.   Other Information............................................    13
 Item 6.   Exhibits and Reports on Form 8-K.............................    13

                           FORWARD LOOKING STATEMENTS

         This document contains forward-looking statements in paragraphs that are marked with an asterisk. Statements by the Company in press releases, public filings, and stockholder reports, as well as oral public statements by Company representatives, also may contain certain forward-looking information. Forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, higher interest rates, and fuel price increases; the resale value of the Company's used revenue equipment; the availability and compensation of qualified drivers and owner-operators; competition from trucking, rail, and intermodal competitors; and the availability of desirable target companies and financing for acquisitions. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

                                     PART I
                              FINANCIAL INFORMATION

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        December 31,   March 31,
                                                          1996            1997
                                                        ------------------------
                                                                     (unaudited)
         ASSETS
Current assets:
  Cash and cash equivalents                             $   940        $   607
  Receivables:
    Trade                                                 9,676         11,940
    Other                                                   985          1,556
    Recoverable income taxes                                211             --
Inventories                                                 713            745
Deposits, primarily with insurers                           921            750
Prepaid expenses                                            846          3,521
Deferred income taxes                                       282            176
                                                         ------         ------
         Total current assets                            14,574         19,295
                                                         ------         ------
Property and equipment:
  Land                                                      531            531
  Buildings and improvements                              4,375          4,486
  Tractors                                               28,245         29,664
  Trailers                                               19,514         21,593
  Other equipment                                         3,543          3,683
                                                         ------         ------
                                                         56,208         59,957
  Less accumulated depreciation and amortization         17,038         18,905
                                                         ------         ------
         Net property and equipment                      39,170         41,052
                                                         ------         ------
Other assets                                              1,586          1,764
                                                         ------         ------
                                                        $55,330        $62,111
                                                         ======         ======



                                                                    Page 3 of 16
     See accompanying notes to condensed consolidated financial statements.


                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                                   December 31,        March 31,
                                                      1996               1997
                                                   -----------------------------
                                                                     (unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                   $ 4,490             $ 6,514
  Current maturities of long-term debt               3,260               4,230
  Accounts payable                                   2,211               2,224
  Accrued loss reserves                              1,267               1,177
  Other accrued expenses                             1,453               1,812
  Income taxes payable                                  --               3,102
                                                   -------             -------
         Total current liabilities                  12,681              19,059
Long-term debt, less current maturities             12,644              12,815
Deferred income taxes                                5,812               5,093
                                                   -------             -------
         Total liabilities                          31,137              36,967
                                                   -------             -------
Stockholders' equity:
  Preferred stock                                      --                  --
  Common stock:
    Class A                                            40                  40
    Class B                                            10                  10
  Additional paid-in capital                       11,104              11,104
  Retained earnings                                13,116              14,067
  Reacquired shares, at cost                          (77)                (77)
                                                  -------             -------
         Total stockholders' equity                24,193              25,144
Commitments
                                                  -------             -------
                                                  $55,330             $62,111
                                                  =======             =======



                                                                    Page 4 of 16
     See accompanying notes to condensed consolidated financial statements.


                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                            Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1996           1997
                                                      ----------   -------------
Operating revenue:
  Freight                                             $   19,834   $     26,599
  Other                                                       26            309
                                                      ----------    -----------
      Operating revenue                                   19,860         26,908
                                                      ----------    -----------
Operating expenses:
  Purchased transportation                                 7,792         10,537
  Compensation and employee benefits                       4,539          6,054
  Fuel, supplies, and maintenance                          2,799          3,833
  Insurance and claims                                       374            465
  Taxes and licenses                                         393            528
  General and administrative                                 942          1,270
  Communication and utilities                                219            363
  Depreciation and amortization                            1,506          1,903
                                                      ----------    -----------
      Total operating expenses                            18,564         24,953
                                                      ----------    -----------
      Earnings from operations                             1,296          1,955
  Interest expense (net)                                    (414)          (316)
                                                      ----------    -----------
      Earnings before income taxes                           882          1,639
  Income taxes                                              (369)          (688)
                                                      ----------    -----------
      Net earnings                                    $      513    $       951
                                                      ==========    ===========
Net earnings per common share                         $     0.15    $      0.19
                                                      ==========    ===========
Weighted average common shares outstanding             3,501,681      4,999,293
                                                      ==========    ===========



                                                                    Page 5 of 16
     See accompanying notes to condensed consolidated financial statements.


                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Equity
                                                             reduction
                               Additional                      for    Total
                       Common   paid-in   Retained Reacquired ESOP stockholders'
                        stock   capital   earnings   shares   debt     equity
                       ---------------------------------------------------------
Balance at December
  31, 1995              $   28         --     8,138     (52)     (243)    7,871
Net earnings                --         --     3,950      --        --     3,950
Reduction of ESOP debt      --         --        --      --       243       243
Acquisition of common
 shares                     --         --        --     (25)       --       (25)
Shares sold for cash,
  net of cost of
  issuance                  15     10,727        --      --        --    10,742
Change in value and
  number of redeemable
  common shares              7        377     1,028      --        --     1,412
                        --------------------------------------------------------
Balance at December
  31, 1996                  50     11,104    13,116     (77)       --    24,193
Net earnings                --         --       951      --        --       951
                        --------------------------------------------------------
Balance at March
  31, 1997              $   50    $11,104   $14,067   $ (77)    $  --   $25,144
                        ========================================================



                                                                    Page 6 of 16
     See accompanying notes to condensed consolidated financial statements.


                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                                1996     1997
                                                             -------------------
Cash flows from operating activities:
  Net earnings                                               $    513   $   951
                                                             -------------------
  Adjustments to reconcile net earnings to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                               1,506     1,903
    Deferred income taxes                                         134      (613)
    Changes in:
      Trade receivables                                        (1,705)   (2,264)
      Other receivables                                          (112)     (571)
      Inventories                                                  --       (32)
      Deposits, primarily with insurers                            57       171
      Prepaid expenses                                           (387)   (2,675)
      Accounts payable                                            135        13
      Accrued loss reserves                                      (211)      (90)
      Other accrued expenses                                     (141)      359
      Income taxes                                                111     3,313
                                                             -------------------
         Total adjustments                                       (613)     (486)
                                                             -------------------
         Net cash (used in) provided by operating activities     (100)      465
Cash flows from investing activities:
  Purchase of property and equipment                           (2,822)   (3,862)
  Proceeds from the sale of property and equipment                 --       113
  Other assets                                                     --      (214)
  Purchase of short-term investments                             (300)       --
  Proceeds from short-term investments                            500        --
                                                             -------------------
         Net cash used in investing activities                 (2,622)   (3,963)
Cash flows from financing activities:
  Proceeds from long-term debt                                     --     3,000
  Principal payments on long-term debt                         (1,333)   (1,859)
  Borrowings on line of credit agreement                       19,469    37,887
  Payments on line of credit agreement                        (18,067)  (35,863)
  Payments for reacquired shares                                  (26)       --
  Other assets                                                   (248)       --
                                                             -------------------
         Net cash (used in) provided by financing activities     (205)    3,165
                                                             ===================
         Net decrease in cash and cash equivalents             (2,927)     (333)
Cash and cash equivalents at beginning of period                2,976       940
                                                             -------------------
Cash and cash equivalents at end of period                   $     49       607
                                                             ===================



                                                                    Page 7 of 16
     See accompanying notes to condensed consolidated financial statements.


                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                   (Unaudited)
                             (Dollars in thousands)


                                                             Three months ended
                                                                  March 31,
                                                             -------------------
                                                               1996       1997
                                                             -------------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                               $  473     $   301
      Income taxes                                              121           2
                                                             ===================
Supplemental schedules of noncash investing and
  financing activities:
  Notes payable:
    Tractors and trailers                                     4,697          --
    Tires on above:
      Prepaid at end of period                                  129          --
      Expensed                                                  102          --
Principal payments made by ESOP                                  28          --
                                                             ===================



                                                                    Page 8 of 16
     See accompanying notes to condensed consolidated financial statements.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.           Basis of Presentation

                  The condensed consolidated financial statements include the accounts of Smithway Motor Xpress Corp., a Nevada holding company, and its wholly owned subsidiary, Smithway Motor Xpress, Inc. Unless otherwise indicated, the companies named in this paragraph are collectively referred to as the "Company." All significant intercompany balances and transactions have been eliminated in consolidation.

                  The condensed consolidated financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.           Initial Public Offering

                  On July 2, 1996, the Company sold 1,500,000 shares of its Class A common stock in an initial public offering (the "IPO"). The shares were sold at $8.50 per share for a total consideration of $12,750,000, before underwriting discounts and offering expenses. In addition, certain stockholders sold 650,000 shares in the IPO.

                  The proceeds of approximately $11.3 million, net of underwriting discounts and offering expenses not previously paid, were used to repay the Company's line of credit and reduce long-term debt.

Note 3.           Acquisition

                  In February 1997, the Company purchased certain assets and assumed the freight operations of Pirie Motor Freight, Inc. of Fort Dodge, Iowa. The purchase price, which included assumption and repayment of certain liabilities, amounted to approximately $1.25 million. Pirie Motor Freight, Inc. had 1996 revenues of approximately $2.8 million. The acquisition was accounted for by the purchase method of accounting. The condensed consolidated statement of earnings reflects these operations from the date of acquisition.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the first three months of the Company's 1996 and 1997 fiscal years, respectively. The Company closed its initial public offering of 2,150,000 shares of Class A Common Stock on July 2, 1996, 1,500,000 shares of Class A Common Stock being sold by the Company and 650,000 being sold by certain stock-holders.

Results of Operations

         The following table sets forth the percentage relationship of certain items to operating revenue for the three months ended March 31, 1996 and 1997:

                                                             1996       1997
                                                            -----------------
Operating revenue                                            100.0%    100.0%
  Purchased transportation                                    39.2      39.2
  Compensation and employee benefits                          22.9      22.5
  Fuel, supplies, and maintenance                             14.1      14.2
  Insurance and claims                                         1.9       1.7
  Taxes and licenses                                           2.0       2.0
  General and administrative                                   4.7       4.7
  Communications and utilities                                 1.1       1.3
  Depreciation and amortization                                7.6       7.1
                                                            -----------------
    Total operating expenses                     .            93.5      92.7
                                                            -----------------
Earnings from operations                                       6.5       7.3
Interest expense (net)                                        (2.1)     (1.2)
                                                            -----------------
Earnings before income taxes                                   4.4       6.1
Income taxes                                                  (1.9)     (2.6)
                                                            -----------------
Net earnings                                                   2.6%      3.5%
                                                            =================

Comparison of three months ended March 31, 1997, with three months ended March 31, 1996

         Operating revenue increased $7.0 million (35.5%) to $26.9 million during the 1997 quarter from $19.9 million during the 1996 quarter. The increase was attributable to (i) an 11.9% increase in revenue equipment utilization as the average billed miles per tractor per week increased to 1,621 in the 1997 quarter from 1,449 in the 1996 quarter; (ii) a 21.1% increase in weighted average tractors, to 874 during the 1997 quarter from 722 during the 1996 quarter; (iii) a decrease in empty miles to 15.2% in the 1997 quarter from 16.6% during the 1996 quarter; and (iv) a 10.6% increase in the average length of haul to 616 miles in the 1997 quarter from 557 miles in the 1996 quarter. These factors were offset by a decrease in revenue per loaded mile to $1.35 in the 1997 quarter (excluding a fuel surcharge of approximately $.01 per mile) from $1.37 in the 1996 quarter.

         Purchased transportation increased $2.7 million (35.2%) to $10.5 million in the 1997 quarter from $7.8 million in the 1996 quarter as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation remained constant at 39.2% of revenue for both quarters, as the percentage of the Company's fleet supplied by independent contractors remained essentially constant.

         Compensation and employee benefits increased $1.5 million (33.4%) to $6.1 million in the 1997 quarter from $4.5 million in the 1996 quarter. As a percentage of revenue, compensation and employee benefits decreased slightly to 22.5% of revenue in the 1997 quarter from 22.9% in the 1996 quarter as a result of lower claims submissions under the Company's health insurance policy.

         Fuel, supplies, and maintenance increased $1.0 million (36.9%) to $3.8 million in the 1997 quarter from $2.8 million in the 1996 quarter. As a percentage of revenue, fuel, supplies, and maintenance remained relatively constant at 14.2% of revenue for the 1997 quarter compared with 14.1% for the 1996 quarter as a slight increase in fuel costs and the percentage of the Company's fleet being comprised of Company-owned tractors and trailers was offset by a decrease in the cost of parts, tires, tarps, supplies, and binders used in the Company's tractor fleet, as well as fuel surcharges received from customers.

         Insurance and claims increased $91,000 (24.3%) to $465,000 in the 1997 quarter from $374,000 in the 1996 quarter. As a percentage of revenue, insurance and claims decreased slightly to 1.7% of revenue in the 1997 quarter from 1.9% in the 1996 period primarily as a result of a reduction in liability insurance claims.

         Taxes and licenses increased $135,000 (34.4%) to $528,000 in the 1997 quarter from $393,000 in the 1996 quarter. As a percentage of revenue, taxes and licenses remained constant at 2.0% of revenue for both quarters as increased highway use tax associated with the Pirie Motor Freight, Inc. acquisition in February 1997 was offset by fewer loads requiring over-dimension permits.

         General and administrative expenses increased $328,000 (34.8%) to $1.3 million in the 1997 quarter from $942,000 in the 1996 quarter. As a percentage of revenue, general and administrative expenses remained constant at 4.7% of revenue during each quarter.

         Communications and utilities increased $144,000 (65.8%) to $363,000 in the 1997 quarter from $219,000 in the 1996 quarter. As a percentage of revenue, communications and utilities increased slightly to 1.3% of revenue in the 1997 quarter from 1.1% in the 1996 quarter as utilization and fees for use of the Qualcomm satellite-based tracking and communications systems increased and the Company incurred the costs of converting an agent-owned terminal to a Company-owned terminal.

         Depreciation  and  amortization  increased  $397,000  (26.4%)  to  $1.9 million in the 1997 quarter from $1.5 million in the 1996 quarter. As a percentage of revenue, depreciation and amortization decreased to 7.1% of revenue in the 1997 quarter from 7.6% in the 1996 quarter principally as a result of a 10.3% increase in revenue per tractor per week in the 1997 quarter compared with the 1996 quarter, which spread the fixed cost of depreciation over greater revenue.

         As a result of the foregoing, the Company's operating ratio decreased to 92.7% during the 1997 quarter from 93.5% during the 1996 quarter.

         Interest expense (net) decreased $98,000 (23.7%) to $316,000 in the 1997 quarter from $414,000 in the 1996 quarter. As a percentage of revenue, interest expense (net) decreased to 1.2% of revenue in the 1997 quarter from 2.1% in the 1996 quarter, due to lower average debt balances ($21.9 million in the 1997 quarter compared with $22.3 million in the 1996 quarter) attributable to reducing debt with the approximately $10.7 million net proceeds of the Company's initial public offering and lower average interest rates.

         The Company's effective tax rate was 42.0% in the 1997 quarter (2.6% of revenue) compared with 41.8% in the 1996 quarter (1.9% of revenue) in each case including the cost of nondeductible driver per diem expense absorbed by the Company.

         Primarily as a result of the factors described above, net earnings increased $438,000 (85.4%) to $951,000 (3.5% of revenue) in the 1997 quarter from $513,000 (2.6% of revenue) in the 1996 quarter.

Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under a $10 million line of credit, cash flow from operations, equipment leases from third-party lessors, proceeds of the Company's initial public offering, and through the use of independent contractors. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers.(*)

         Net cash provided by operating activities was $465,000 for the three months ended March 31, 1997. The Company's principal use of cash from operations is to service debt and internally finance accounts receivable associated with growth in the business. Customer accounts receivable increased $2.3 million for the three months ended March 31, 1997. The average age of the Company's accounts receivable was approximately 37.4 days for the 1997 quarter.

         Net cash (used in) investing activities of $4.0 million in the 1997 quarter related primarily to purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $8.5 million during the remaining nine months of 1997. Such projected capital expenditures will be funded with cash flow from operations, borrowings, or operating leases. In prior periods, substantially all revenue equipment additions were financed through borrowing or leasing transactions and proceeds of the Company's initial public offering.(*)

         Net cash provided by financing activities of $3.2 million for the three months ended March 31, 1997, consisted primarily of net borrowings of $1.1 million of principal under the Company's long-term debt agreements and net borrowings of $2.0 million under the Company's line of credit.

         The maximum amount available under the Company's primary line of credit at March 31, 1997, was $10 million, on which the Company had an outstanding balance of $6.5 million. The interest rate on the line of credit is 125 basis points over the Federal Funds Rate. The line of credit is collateralized by accounts receivable. At March 31, 1997, the Company had outstanding long-term debt (including current maturities) consisting of approximately $17.0 million, most of which was comprised of obligations for the purchase of revenue equipment. Interest rates on this debt range from 5.7% to 7.9%, and the principal amounts mature at various dates through March 2002.

--------
         (*)      May contain "forward-looking" statements.

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

                  None.

Item 5.           Other Information.

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits


Exhibit
Number       Description

1 Form of Underwriting Agreement, filed as Exhibit 1 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

2.1 Exchange Agreement dated as of March 1, 1995, among William G. and Marlys L. Smith, William G. Smith d/b/a Smith Leasing, G. Larry Owens, Smithway Motor Xpress, Inc. Employee Stock Ownership Plan and Trust, and Smithway Motor Xpress Corp., a Nevada corporation, filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

2.2 Asset Purchase Agreement dated May 31, 1995, among Smithway Motor Xpress, Inc., Van Tassel, Inc., Teresa Van Tassel and Douglas Van
             Tassel, filed as Exhibit 2.2 to the Company's Registration State-ment on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

2.3 Amendment No. 1 to Exchange Agreement dated as of June 29, 1995, among William G. and Marlys L. Smith, William G. Smith d/b/a Smith Leasing, G. Larry Owens, Smithway Motor Xpress, Inc. Employee Stock Ownership Plan and Trust, and Smithway Motor Xpress Corp., a Nevada corporation, filed as Exhibit 2.3 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

2.4 Asset Purchase Agreement dated January 10, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smith Trucking Company, a Kansas corporation, and Delmar Smith, filed as Exhibit 2.4 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

Exhibit
Number       Description

2.5 Asset Purchase Agreement dated October 4, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as
             Exhibit 2.5 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

2.6 First Amendment to Asset Purchase Agreement dated as of October 24, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as Exhibit 2.6 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

2.7 Second Amendment to Asset Purchase Agreement dated as of December 27, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as Exhibit 2.7 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

3.1 Articles of Incorporation, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

3.2          Bylaws,  filed  as  Exhibit  3.2  to  the  Company's   Registration
             Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

4.1 Articles of Incorporation, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

4.2          Bylaws,  filed  as  Exhibit  3.2  to  the  Company's   Registration
             Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

10.1         Outside  Director Stock Plan dated March 1, 1995,  filed as Exhibit
             10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

10.2 Incentive Stock Plan, adopted March 1, 1995, filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

10.3         401(k) Plan, adopted August 14, 1992, as amended,  filed as Exhibit
             10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

10.4 Form of Agency Agreement between Smithway Motor Xpress, Inc. and its independent commission agents, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No.
             33-90356, effective June 27, 1996, and incorporated herein by reference.

10.5         Memorandum  of  officer  incentive  compensation  policy,  filed as
             Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

Exhibit
Number       Description

10.6 Form of Independent Contractor Agreement between Smithway Motor Xpress, Inc. and its independent contractor providers of tractors, filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

10.7 Amendment No. 1 to Exchange Agreement dated as of June 29, 1995, among William G. and Marlys L. Smith, William G. Smith d/b/a Smith Leasing, G. Larry Owens, Smithway Motor Xpress, Inc. Employee Stock Ownership Plan and Trust, and Smithway Motor Xpress Corp., a Nevada corporation, filed as Exhibit 2.3 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

10.8 Acquisition Agreement dated May 31, 1995, among Smithway Motor Xpress, Inc., Van Tassel, Inc., Teresa Van Tassel, and Douglas Van Tassel, filed as Exhibit 2.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

10.9 Acquisition Agreement dated January 10, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smith Trucking Company, a Kansas corporation, and Delmar Smith, filed as Exhibit 2.4 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

10.10 Asset Purchase Agreement dated October 4, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as
             Exhibit 2.5 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

10.11 First Amendment to Asset Purchase Agreement dated as of October 24, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as Exhibit 2.6 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

10.12 Second Amendment to Asset Purchase Agreement dated as of December 27, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as Exhibit 2.7 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

27         * Financial Data Schedule.

* Filed herewith.

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

                                           SMITHWAY MOTOR XPRESS CORP., a Nevada
                                           corporation


Date: May 15, 1997                         By:      /s/ G. Larry Owens
                                                    ------------------
                                                    G. Larry Owens,
                                                    Executive Vice President and
                                                    Chief Financial Officer