Form 10-Q
period 1997-06-30
SMITHWAY MOTOR XPRESS CORP
filed 1997-08-14
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                  --------------------------------------------


                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         Commission File Number 0-20793

                           Smithway Motor Xpress Corp.
             (Exact name of registrant as specified in its charter)


            Nevada                                     42-1433844
  (State or other jurisdiction of        (I.R.S. employer identification number)
   incorporation or organization)

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

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 8, 1997).

             Class A Common Stock, $.01 par value: 3,999,857 shares Class B Common Stock, $.01 par value: 1,000,000 shares

                                                    Exhibit Index is on Page 15.

                                     PART I
                              FINANCIAL INFORMATION


                                                                     PAGE
                                                                    NUMBER

Item 1.  Financial Statements.....................................    3
         Condensed Consolidated Balance Sheets as of
            December 31, 1996 and June 30, 1997 (unaudited)........   3
         Condensed Consolidated Statements of Earnings for the
            three and six months ended June 30, 1996 and 1997
            (unaudited)..........................................     5
         Condensed Consolidated Statements of Stockholders'
            Equity for the year ended December 31, 1996, and the
            six months ended June 30, 1997(unaudited).............    6
         Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1996 and 1997 (unaudited)... 7 Notes to Condensed Consolidated Financial Statements
            (unaudited)...........................................    9
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................   10

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings........................................   15
Item 2.  Changes in Securities....................................   15
Item 3.  Defaults Upon Senior Securities..........................   15
Item 4.  Submission of Matters to a Vote of Security Holders......   15
Item 5.  Other Information........................................   15
Item 6.  Exhibits and Reports on Form 8-K.........................   15

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

                                     PART I
                              FINANCIAL INFORMATION


                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                          December 31,      June 30,
                                             1996             1997
                                        ---------------  --------------
                                                          (unaudited)
              Assets
Current assets:
  Cash and cash equivalents............$           940   $          447
  Receivables:
    Trade..............................          9,676           12,695
    Other..............................            985            1,111
    Recoverable income taxes...........            211                -
Inventories............................            713              770
Deposits, primarily with insurers......            921              918
Prepaid expenses.......................            846            1,298
Deferred income taxes..................            282              282
                                       ---------------   --------------
        Total current assets...........         14,574           17,521
                                       ---------------   --------------
Property and equipment:
  Land.................................            531              531
  Buildings and improvements...........          4,375            4,624
  Tractors.............................         28,245           31,474
  Trailers.............................         19,514           24,056
  Other equipment......................          3,543            3,880
                                       ---------------   --------------
                                                56,208           64,565
  Less accumulated depreciation........         17,038           20,892
                                       ---------------   --------------
        Net property and equipment.....         39,170           43,673
                                       ---------------   --------------
Other assets...........................          1,586            1,750
                                       ---------------   --------------
                                       $        55,330   $       62,944
                                       ===============   ==============



                                                                    Page 3 of 18
     See accompanying notes to condensed consolidated financial statements.



                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                           December 31,      June 30,
                                              1996            1997
                                         --------------- --------------
                                                          (unaudited)
   Liabilities and Stockholders' Equity
Current liabilities:
  Line of credit.........................$         4,490 $        2,351
  Current maturities of long-term debt...          3,260          4,857
  Accounts payable.......................          2,211          2,383
  Accrued loss reserves..................          1,267          1,177
  Other accrued expenses.................          1,453          1,184
  Income taxes payable...................              -            517
                                         --------------- --------------
        Total current liabilities........         12,681         12,469
Long-term debt, less current maturities..         12,644         17,082
Deferred income taxes....................          5,812          6,713
                                         --------------- --------------
        Total liabilities................         31,137         36,264
                                         --------------- --------------
Stockholders' equity:
  Preferred stock........................              -              -
  Common stock:
    Class A..............................             40             40
    Class B..............................             10             10
  Additional paid-in capital.............         11,104         11,104
  Retained earnings......................         13,116         15,603
  Reacquired shares, at cost.............            (77)           (77)
                                         --------------- --------------
        Total stockholders' equity.......         24,193         26,680
                                         --------------- --------------
                                         $        55,330 $       62,944
                                         =============== ==============



                                                                    Page 4 of 18
      See accompanying notes to condensed consolidated financial statements.



                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)



                                                  Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                ----------------------- ----------------------
                                                   1996        1997        1996       1997
                                                ----------- ----------- ---------- -----------
Operating revenue:
  Freight.......................................$    23,212 $    30,391 $   43,048 $    56,990
  Other.........................................        199         223        225         532
                                                ----------- ----------- ---------- -----------
        Operating revenue.......................     23,411      30,614     43,273      57,522
                                                ----------- ----------- ---------- -----------
Operating expenses:
  Purchased transportation......................      9,406      11,769     17,198      22,306
  Compensation and employee benefits............      5,035       6,813      9,613      12,867
  Fuel, supplies, and maintenance...............      2,870       4,053      5,669       7,886
  Insurance and claims..........................        402         542        771       1,007
  Taxes and licenses............................        401         554        794       1,082
  General and administrative....................      1,005       1,422      1,914       2,692
  Communication and utilities...................        262         331        481         694
  Depreciation and amortization.................      1,506       2,023      3,011       3,926
                                                ----------- ----------- ---------- -----------
        Total operating expenses................     20,887      27,507     39,451      52,460
                                                ----------- ----------- ---------- -----------
        Earnings from operations................      2,524       3,107      3,822       5,062
  Interest expense (net)........................       (552)       (457)      (967)       (773)
                                                ----------- ----------- ---------- -----------
        Earnings before income taxes............      1,972       2,650      2,855       4,289
  Income taxes..................................       (818)     (1,114)    (1,187)     (1,802)
                                                ----------- ----------- ---------- -----------
        Net earnings............................$     1,154 $     1,536 $    1,668 $     2,487
                                                =========== =========== ========== ===========
Net earnings per common share...................$      0.33 $      0.31 $     0.48 $      0.50
                                                =========== =========== ========== ===========
Weighted average common shares outstanding......  3,499,293   5,002,706  3,500,487   5,001,292
                                                =========== =========== ========== ===========



                                                                    Page 5 of 18
     See accompanying notes to condensed consolidated financial statements.


                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            Equity
                                                                            reduction
                                            Additional                       for       Total
                                   Common    paid-in   Retained Reacquired   ESOP    stockholders'
                                   stock     capital   earnings    shares    debt      equity
                                 ---------- --------- --------- ---------  --------  -----------
Balance at December 31, 1995....         28         -     8,138       (52)    (243)      7,871
Net earnings....................          -         -     3,950         -        -       3,950
Reduction of ESOP debt..........          -         -         -         -      243         243
Acquisition of common shares....          -         -         -       (25)       -         (25)
Shares sold for cash, net of
  cost issuance of..............         15    10,727         -         -        -      10,742
Change in value and number of
  redeemable common shares......          7       377     1,028         -        -       1,412
                                 ---------- --------- --------- --------- -------- -----------
Balance at December 31, 1996....         50    11,104    13,116       (77)       -      24,193
Net earnings....................          -         -     2,487         -        -       2,487
                                 ---------- --------- --------- --------- -------- -----------
Balance at June 30, 1997........ $       50 $  11,104 $  15,603 $     (77)$     -  $    26,680
                                 ========== ========= ========= ========= ======== ===========



                                                                    Page 6 of 18
     See accompanying notes to condensed consolidated financial statements.


                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                        Six Months Ended
                                                            June 30,
                                                   ------------------------
                                                        1996        1997
                                                   ------------ -----------
Cash flows from operating activities:
  Net earnings.................................... $      1,668 $     2,487
                                                   ------------ -----------
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization.................        3,011       3,926
    Deferred income taxes.........................          460         901
    Changes in:
      Trade receivables...........................       (2,488)     (3,019)
      Other receivables...........................         (115)       (126)
      Inventories.................................            -         (57)
      Deposits, primarily with insurers...........           70           3
      Prepaid expenses............................         (153)       (452)
      Accounts payable............................         (184)        303
      Accrued loss reserves.......................           29         (90)
      Other accrued expenses......................         (193)       (269)
      Income taxes................................          601         728
                                                   ------------ -----------
            Total adjustments.....................        1,038       1,848
                                                   ------------ -----------
        Net cash provided by operating activities.        2,706       4,335
Cash flows from investing activities:
  Purchase of property and equipment..............       (1,737)     (2,204)
  Borrowings on the sale of property and equipment            -       3,040
  Change in other assets..........................         (134)       (237)
  Purchase of short-term investments..............         (300)          -
  Proceeds from short-term investments............          500           -
                                                   ------------ -----------
        Net cash (used in) provided by investing
        activities................................       (1,671)        599

Cash flows from financing activities:
  Proceeds from long-term debt.....................           -       3,000
  Principal payments on long-term debt.............      (2,862)     (6,258)
  Borrowings on line of credit agreement...........      41,347      67,938
  Payments on line of credit agreement.............     (41,347)    (70,107)
  Payments for reacquired shares...................         (26)          -
  Other............................................        (230)          -
                                                    ------------ -----------
        Net cash used in financing activities....        (3,118)     (5,427)
                                                    ------------ -----------
        Net decrease in cash and cash equivalents..      (2,083)       (493)
Cash and cash equivalents at beginning of period...       2,976         940
                                                   ------------ -----------
Cash and cash equivalents at end of period.........$        893         447
                                                   ============ ===========



                                                                    Page 7 of 18
     See accompanying notes to condensed consolidated financial statements.


                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                   (Unaudited)
                             (Dollars in thousands)



                                                      Six months ended
                                                         June 30,
                                                  ------------------------
                                                     1996         1997
                                                  ----------   -----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest................................... $    1,030   $       775
      Income taxes...............................        121             2
Supplemental schedules of noncash investing
and financing activities:
  Notes payable:
    Tractors and trailers........................      7,129         9,193
    Tires on above:
      Prepaid at end of period...................         27            91
      Expensed...................................        232           116
Principal payments made by ESOP..................         28             -



                                                                    Page 8 of 18
     See accompanying notes to condensed consolidated financial statements.

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

               The  Company's  proceeds  of  approximately   $10.7 million,  net
               of underwriting discounts and offering expenses, were used to repay the Company's line of credit and reduce long-term debt.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the second quarter and first six months of the Company's 1996 and 1997 fiscal years, respectively. The Company closed its initial public offering of 2,150,000 shares of Class A Common Stock on July 2, 1996, 1,500,000 shares of Class A Common Stock being sold by the Company and 650,0000 being sold by certain stockholders.

Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenue for the three and six months ended June 30, 1996 and 1997:


                                    Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                    1996        1997       1996       1997
                                  ----------- ----------- ---------- -----------
Operating revenue................   100.0%      100.0%     100.0%      100.0%
  Purchased transportation.......    40.2        38.4       39.7        38.8
  Compensation and employee
     benefits....................    21.5        22.3       22.2        22.4
  Fuel, supplies, and maintenance    12.3        13.2       13.1        13.7
  Insurance and claims...........     1.7         1.8        1.8         1.8
  Taxes and licenses.............     1.7         1.8        1.8         1.9
  General and administrative.....     4.3         4.6        4.4         4.7
  Communications and utilities...     1.1         1.1        1.1         1.2
  Depreciation and amortization       6.4         6.6        7.0         6.8
                                  ----------- ----------- ---------- -----------
        Total operating expenses.    89.2        89.9       91.2        91.2
                                  ----------- ----------- ---------- -----------
Earnings from operations.........    10.8        10.1        8.8         8.8
Interest expense (net)...........    (2.4)       (1.5)      (2.2)       (1.3)
                                  ----------- ----------- ---------- -----------
Earnings before income taxes.....     8.4         8.7        6.6         7.5
Income taxes.....................    (3.5)       (3.6)      (2.7)       (3.1)
                                  ----------- ----------- ---------- -----------
Net earnings.....................     4.9%        5.0%       3.9%        4.3%
                                  =========== =========== ========== ===========

     Comparison of three months ended June 30, 1997, with three months ended June 30, 1996

     Operating revenue increased $7.2 million (30.8%) to $30.6 million during the 1997 quarter from $23.4 million during the 1996 quarter. The increase was attributable to a 20.1% increase in weighted average tractors, to 878 during the 1997 quarter from 731 during the 1996 quarter and a 12.3% increase in revenue equipment utilization as the average billed miles per tractor per week increased to 1827 in the 1997 quarter from 1627 in the 1996 quarter. These factors were offset by a decrease in revenue per loaded mile to $1.36 in the 1997 quarter from $1.38 in the 1996 quarter (excluding a fuel surcharge of approximately $.01 per mile in both quarters). Revenue per tractor per week improved 8.8%, to $2,473 in the 1997 quarter from $2,274 in the 1996 quarter.

     Purchased transportation increased $2.4 million (25.1%) to $11.8 million in the 1997 quarter from $9.4 million in the 1996 quarter as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation decreased to 38.4% of revenue in the 1997 quarter from 40.2% in the 1996 quarter as brokerage revenue comprised a smaller portion of the Company's overall revenue, reducing the corresponding expense.

     Compensation and employee benefits increased $1.8 million (35.3%) to $6.8 million in the 1997 quarter from $5.0 million in the 1996 quarter. As a percentage of revenue, compensation and employee benefits increased to 22.3% of revenue in the 1997 quarter from 21.5% in the 1996 quarter as a result of increased wages resulting from the Marquardt Transportation, Inc. acquisition during the fourth quarter of 1996 and an increased number of Company driver trainees.

     Fuel, supplies, and maintenance increased $1.2 million (41.2%) to $4.0 million in the 1997 quarter from $2.9 million in the 1996 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 13.2% of revenue for the 1997 quarter compared with 12.3% for the 1996 quarter as a result of higher average fuel prices of $1.18 in the 1997 quarter compared with $1.15 in the 1996 quarter. Due to a decrease in fuel costs in the third quarter of 1997 it is unlikely the Company will be able to continue to implement fuel surcharges and has already seen a reduction in the number of customers accepting surcharges and the amount of such surcharges. The Company expects that lower fuel prices will largely offset decreased surcharges revenue.(*)

     Insurance and claims increased $140,000 (34.8%) to $542,000 in the 1997 quarter from $402,000 in the 1996 quarter. As a percentage of revenue, insurance and claims remained essentially constant at 1.8% of revenue in the 1997 quarter and 1.7% in the 1996 quarter.

     Taxes and licenses increased $153,000 (38.2%) to $554,000 in the 1997 quarter from $401,000 in the 1996 quarter. As a percentage of revenue, taxes and licenses remained relatively constant at 1.8% of revenue in the 1997 quarter compared with 1.7% in the 1996 quarter.

     General and administrative expenses increased $417,000 (41.5%) to $1.4 million in the 1997 quarter from $1.0 million in the 1996 quarter. As a percentage of revenue, general and administrative expenses increased to 4.6% for the 1997 quarter from 4.3% for the 1996 quarter, principally as a result of advertising, agent commissions, professional fees, and fees incurred for the transfer of the Company's 401(k) plan to a new administrator.

     Communications and utilities increased $69,000 (26.3%) to $331,000 in the 1997 quarter from $262,000 in the 1996 quarter. As a percentage of revenue, communications and utilities remained constant at 1.1% of revenue in both quarters.

     Depreciation and amortization increased $517,000 (34.3%) to $2.0 million in the 1997 quarter from $1.5 million in the 1996 quarter. As a percentage of revenue, depreciation and amortization increased slightly to 6.6% of revenue in the 1997 quarter from 6.4% in the 1996 quarter. The higher cost of a newer tractor fleet and the installation of satellite-based tracking and communication units more than offset higher revenue per tractor per week.

     As a result of the foregoing, the Company's operating ratio increased to 89.9% during the 1997 quarter from 89.2% during the 1996 quarter.

     Interest expense (net) decreased $95,000 (20.8%) to $457,000 in the 1997 quarter from $552,000 in the 1996 quarter. As a percentage of revenue, interest expense (net) decreased to 1.5% of revenue in the 1997 quarter from 2.4% in the 1996 quarter, due to lower average debt balances ($25.1 million in the
--------
     (*) May contain "forward-looking" statements.

     1997 quarter compared with $27.7 million in the 1996 quarter) attributable to reducing debt with the approximately $10.7 million net proceeds of the Company's initial public offering and lower average interest rates.

     The Company's effective tax rate was 42.0% in the 1997 quarter (3.6% of revenue) compared with 41.5% in the 1996 quarter (3.5% of revenue) in each case including the cost of nondeductible driver per diem expense absorbed by the Company.

     Primarily as a result of the factors described above, net earnings increased $382,000 (33.1%) to $1.5 million (5.0% of revenue) in the 1997 quarter from $1.2 million (4.9% of revenue) in the 1996 quarter.

     Comparison of six months ended June 30, 1997, with six months ended June 30, 1996.

     Operating revenue increased $14.2 million (32.9%) to $57.5 million during the 1997 period from $43.3 million during the 1996 period. The revenue increase resulted primarily from a 20.5% increase in weighted average tractors to 876 during the 1997 period from 727 during the 1996 period and a 12.2% increase in revenue equipment utilization as the average billed miles per tractor per week increased to 1724 in the 1997 period from 1537 in the 1996 period, which more than offset a decrease in revenue per loaded mile to $1.36 in the 1997 period from $1.37 in the 1996 period (excluding a fuel surcharge of approximately $.01 per mile in both periods). Revenue per tractor per week improved 5.9%, to $2,328 in the 1997 period from $2,198 in the 1996 period.

     Purchased transportation increased $5.1 million (29.7%) to $22.3 million in the 1997 period from $17.2 million in the 1996 period. As a percentage of revenue, purchased transportation decreased to 38.8% of revenue in the 1997 period from 39.7% in the 1996 period as the Company operated fewer tractors under operating leases.

     Compensation and employee benefits increased $3.3 million (33.9%) to $12.9 million in the 1997 period from $9.6 million in the 1996 period. As a percentage of revenue, compensation and employee benefits increased slightly to 22.4% of revenue in the 1997 period from 22.2% in the 1996 period as a result of increased wages resulting from the Marquartdt Transportation, Inc. acquisition during the fourth quarter of 1996, an increase in the number of Company driver trainees, and a decrease in workers' compensation and health insurance costs.

     Fuel, supplies, and maintenance increased $2.2 million (39.1%) to $7.9 million in the 1997 period from $5.7 million in the 1996 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 13.7% of revenue for the 1997 period compared with 13.1% for the 1996 period as a result of higher average fuel prices of $1.20 in the 1997 period compared with $1.14 in the 1996 period. Due to a decrease in fuel costs in the third quarter of 1997 it is unlikely the Company will be able to continue to implement fuel surcharges and has already seen a reduction in the number of customers accepting surcharges and amount of such surcharges. The Company expects that lower fuel prices will largely offset decreased surcharge revenue.(*)

     Insurance and claims increased $236,000 (30.6%) to $1.0 million in the 1997 period from $771,000 in the 1996 period. As a percentage of revenue, insurance and claims remained constant at 1.8% of revenue in both the 1997 and 1996 periods.



-----------------------------


     (*) May contain "forward-looking" statements.

     Taxes and licenses increased $288,000 (36.3%) to $1.1 million in the 1997 period from $794,000 in the 1996 period. As a percentage of revenue, taxes and licenses remained essentially constant at 1.9% of revenue in the 1997 period compared with 1.8% in the 1996 period.

     General and administrative expenses increased $778,000 (40.7%) to $2.7 million in the 1997 period from $1.9 million in the 1996 period. As a percentage of revenue, general and administrative expenses increased to 4.7% for the 1997 period from 4.4% for the 1996 period primarily as a result of agent commissions and advertising.

     Communications and utilities increased $213,000 (44.3%) to $694,000 in the 1997 period from $481,000 in the 1996 period. As a percentage of revenue, communications and utilities remained essentially constant at 1.2% of revenue in the 1997 period and 1.1% in the 1996 period.

     Depreciation and amortization increased $915,000 (30.4%) to $3.9 million in the 1997 period from $3.0 million in the 1996 period. As a percentage of revenue, depreciation and amortization decreased to 6.8% of revenue in the 1997 period from 7.0% in the 1996 period principally as a result of increased revenue per tractor per week, which more efficiently spread this fixed cost over higher revenue.

     As a result of the foregoing, the Company's operating ratio remained constant at 91.2% during both the 1997 and 1996 periods.

     Interest expense (net) decreased $194,000 (25.1%) to $773,000 in the 1997 period from $967,000 in the 1996 period. As a percentage of revenue, interest expense (net) decreased to 1.3% of revenue in the 1997 period from 2.2% in the 1996 period, due to lower average debt balances ($25.2 in the 1997 period compared with $26.4 in the 1996 period, lower average interest rates, and higher revenue per tractor.

     The Company's effective tax rate was 42.0% in the 1997 period (3.1% of revenue) compared with 41.6% in the 1996 period (2.7% of revenue) in each case including the cost of nondeductible driver per diem expense absorbed by the Company.

     Primarily as a result of the factors described above, net earnings increased $819,000 (49.1%) to $2.5 million (4.3% of revenue) in the 1997 period from $1.7 million (3.9% of revenue) in the 1996 period.

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

     Net cash provided by operating activities was $4.3 million for the six months ended June 30, 1997. The Company's principal use of cash from operations is to service debt and internally finance accounts receivable associated with growth in the business. Customer accounts receivable increased $3.0 million for the six months ended June 30, 1997. The average age of the Company's accounts receivable was approximately 37.1 days for the 1997 quarter.

     Net cash provided by investing activities of $599,000 in the six months ended June 30, 1997. related primarily to purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $6.4 million during the remaining six months of 1997. The Company has options to purchase additional new tractors and trailers and has authorized an additional $4.5 million in capital expenditures for such purpose during the remaining six months of 1997 if customer demand requires additional equipment. Such projected capital expenditures will be funded with cash flow from operations, borrowings, or operating leases. In prior periods, substantially all revenue equipment additions were financed through borrowing or leasing transactions and proceeds of the Company's initial public offering.(*)

     Net cash used in financing activities of $5.4 million for the six months ended June 30, 1997, consisted primarily of net payments of $3.3 million of principal under the Company's long-term debt agreements and net payments of $2.2 million under the Company's line of credit.

     The maximum amount available under the Company's primary line of credit at June 30, 1997, was $10 million, on which the Company had an outstanding balance of $2.4 million. The interest rate on the line of credit is 125 basis points over the Federal Funds Rate. The line of credit is collateralized by accounts receivable. At June 30, 1997, the Company had outstanding long-term debt (including current maturities) consisting of approximately $21.9 million, most of which was comprised of obligations for the purchase of revenue equipment. Interest rates on this debt range from 5.7% to 7.9%, and the principal amounts mature at various dates through June, 2002.




-----------------------------

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

               None.

Item 5.        Other Information.

               None.

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits


Exhibit
Number    Description
1 Form of Underwriting Agreement, filed as Exhibit 1 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.
2.1 Asset Purchase Agreement dated January 10, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smith Trucking Company, a Kansas corporation, and Delmar Smith, filed as Exhibit 2.4 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.
2.2 Asset Purchase Agreement dated October 4, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as Exhibit 2.5 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

Exhibit
Number    Description
2.3 First Amendment to Asset Purchase Agreement dated as of October 24, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as Exhibit 2.6 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
2.4 Second Amendment to Asset Purchase Agreement dated as of December 27, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as Exhibit 2.7 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
3.1 Articles of Incorporation, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.
3.2 Bylaws, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.
4.1 Articles of Incorporation, filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.
4.2 Bylaws, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No.33-90356, effective June 27, 1996, and incorporated herein by reference.
10.1 Outside Director Stock Plan dated March 1, 1995, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.
10.2 Incentive Stock Plan, adopted March 1, 1995, filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.
10.3      401(k)   Plan,   adopted   August 14, 1992,   as  amended,   filed  as
          Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.
10.4 Form of Agency Agreement between Smithway Motor Xpress, Inc. and its independent commission agents, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.
10.5      Memorandum  of  officer  incentive   compensation   policy,  filed  as
          Exhibit 10.12 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.

Exhibit
Number    Description
10.6 Form of Independent Contractor Agreement between Smithway Motor Xpress, Inc. and its independent contractor providers of tractors, filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.
10.7 Acquisition Agreement dated January 10, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smith Trucking Company, a Kansas corporation, and Delmar Smith, filed as Exhibit 2.4 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.
10.8 Asset Purchase Agreement dated October 4, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as Exhibit 2.5 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.9 First Amendment to Asset Purchase Agreement dated as of October 24, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as Exhibit 2.6 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
10.10 Second Amendment to Asset Purchase Agreement dated as of December 27, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as Exhibit 2.7 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
11       *Statement Regarding Computation of Per Share Earnings.
27       *Financial Data Schedule.

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

                                  SMITHWAY MOTOR XPRESS CORP., a Nevada
                                  corporation


Date: August 14, 1997             By:    /s/ Michael E. Olseson
                                         Michael E. Olseon,
                                         Treasurer and Chief Accounting Officer