Form 10-Q
period 1997-09-30
SMITHWAY MOTOR XPRESS CORP
filed 1997-11-12
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549-1004

                     ------------------------------------


                                  FORM 10-Q

                                  (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-20793

                         Smithway Motor Xpress Corp.
            (Exact name of registrant as specified in its charter)


              Nevada                                42-1433844
(State or other jurisdiction of incorp(I.R.S. employer identification number) or organization)

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

                                  YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 15, 1997).

            Class A Common Stock, $.01 par value: 4,002,753 shares Class B Common Stock, $.01 par value: 1,000,000 shares




                                                   Exhibit Index is on Page 16

                                    PART I
                            FINANCIAL INFORMATION


                                                                       PAGE
                                                                      NUMBER

Item 1.Financial Statements.........................................    3
       Condensed Consolidated Balance Sheets as of December 31, 1996
             and September 30, 1997 (unaudited).....................    3
       Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 1996 and 1997
             (unaudited)............................................    5
       Condensed Consolidated Statements of Stockholders' Equity for
             the year ended December 31, 1996, and the nine months
             ended September 30, 1997 (unaudited)...................    6
       Condensed Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1996 and 1997 (unaudited)...    7
       Notes to Condensed Consolidated Financial Statements
             (unaudited) 9..........................................    9
Item 2.Management's Discussion and Analysis of Financial Condition
             and Results of Operations..............................    10

                                   PART II
                              OTHER INFORMATION


Item 1Legal Proceedings..............................................   16
Item 2Changes in Securities..........................................   16
Item 3Defaults Upon Senior Securities................................   16
Item 4Submission of Matters to a Vote of Security Holders............   16
Item 5Other Information..............................................   16
Item 6Exhibits and Reports on Form 8-K...............................   16



                          FORWARD-LOOKING STATEMENTS

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

                                    PART I
                            FINANCIAL INFORMATION


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                               December 31,     September 30,
                                                   1996              1997
                                              ---------------   --------------
                                                                 (unaudited)
                    Assets
Current assets:
  Cash and cash equivalents...................$           940   $        1,143
  Receivables:
    Trade.....................................          9,676           13,098
    Other.....................................            985            1,599
    Recoverable income taxes..................            211                -
Inventories...................................            713              803
Deposits, primarily with insurers.............            921              735
Prepaid expenses..............................            846            1,782
Deferred income taxes.........................            282              282
                                              ---------------   --------------
      Total current assets....................         14,574           19,442
                                              ---------------   --------------
Property and equipment:
  Land........................................            531              531
  Buildings and improvements..................          4,375            4,833
  Tractors....................................         28,245           35,537
  Trailers....................................         19,514           24,631
  Other equipment.............................          3,543            4,078
                                              ---------------   --------------
                                                       56,208           69,610
  Less accumulated depreciation...............         17,038           19,891
                                              ---------------   --------------
      Net property and equipment..............         39,170           49,719
                                              ---------------   --------------
Other assets..................................          1,586            2,004
                                              ---------------   --------------
                                              $        55,330   $       71,165
                                              ===============   ==============








    See accompanying notes to condensed, consolidated financial statements


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                   December 31,    September 30,
                                                       1996           1997
                                                   -------------   -----------
                                                                   (unaudited)
       Liabilities and Stockholders' Equity
Current liabilities:
  Line of credit...................................$       4,490   $         0
  Current maturities of long-term debt.............        3,260         3,575
  Accounts payable.................................        2,211         3,017
  Accrued loss reserves............................        1,267         1,177
  Other accrued expenses...........................        1,453         1,911
  Income taxes payable.............................            -           763
                                                   -------------   -----------
      Total current liabilities....................       12,681        10,443
Long-term debt, less current maturities............       12,644        24,999
Deferred income taxes..............................        5,812         7,312
                                                   -------------   -----------
      Total liabilities............................       31,137        42,754
                                                   -------------   -----------
Stockholders' equity:
  Preferred stock..................................            -             -
  Common stock:
    Class A........................................           40            40
    Class B........................................           10            10
  Additional paid-in capital.......................       11,104        11,141
  Retained earnings................................       13,116        17,297
  Reacquired shares, at cost.......................         (77)          (77)
                                                   -------------   -----------
      Total stockholders' equity...................       24,193        28,411
                                                   -------------   -----------
                                                   $      55,330   $    71,165
                                                   =============   ===========













    See accompanying notes to condensed, consolidated financial statements


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
           (Dollars in thousands, except share and per share data)
                                 (Unaudited)



                                       Three Months Ended    Nine months ended
                                         September 30,         September 30,
                                       ------------------   --------------------
                                          1996     1997       1996       1997
                                       --------- ---------  ---------  ---------
Operating revenue:
  Freight..............................$  24,845 $  31,739  $  68,048 $  89,106
  Other................................       92        95        161       250
                                       --------- ---------  --------- ---------
      Operating revenue................   24,937    31,834     68,209    89,356
                                       --------- ---------  --------- ---------
Operating expenses:
  Purchased transportation.............   10,066    12,716     27,264    35,022
  Compensation and employee benefits...    5,464     7,082     15,053    19,943
  Fuel, supplies, and maintenance......    3,211     3,951      8,880    11,837
  Insurance and claims.................      483       585      1,279     1,599
  Taxes and licenses...................      415       616      1,210     1,699
  General and administrative...........    1,051     1,351      2,964     4,043
  Communication and utilities..........      207       343        688     1,037
  Depreciation and amortization........    1,506     1,821      4,517     5,746
                                       ---------- --------  --------- ---------
      Total operating expenses.........   22,403    28,465     61,855    80,926
                                       ---------- --------  --------- ---------
      Earnings from operations.........    2,534     3,369      6,354     8,430
  Interest expense, net................    (240)     (470)    (1,206)   (1,243)
                                       ---------- --------  --------- ---------
      Earnings before income taxes.....    2,294     2,899      5,148     7,187
  Income taxes.........................    (964)   (1,204)    (2,150)   (3,006)
                                       --------- ---------  --------- ---------
      Net earnings.....................$   1,330 $   1,695  $   2,998 $   4,181
                                       ========= =========  ========= =========
Net earnings per common share..........$    0.27 $    0.34  $    0.75 $    0.84
                                       ========= =========  ========= =========
Weighted average common shares
    outstanding........................4,999,293 5,015,810  4,000,090 5,006,141
                                       ========= =========  ========= =========











    See accompanying notes to condensed, consolidated financial statements


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                 (Unaudited)


                                                                       Equity
                                                                      reduction
                                       Additional                       for       Total
                              Common    paid-in   Retained Reacquired   ESOP    stockholde
                               stock    capital   earnings   shares     debt      equity
                             --------- ---------- -------- ---------- --------- ----------
Balance at December 31, 1995 $      28 $       -  $  8,138 $     (52) $   (24$) $   7,871
Net earnings...............          -         -     3,950         -         -      3,950
Reduction of ESOP debt.....          -         -         -         -       243        243
Acquisition of common shares         -         -         -       (25)        -        (25)
Shares sold for cash, net of
  cost issuance.............        15    10,727         -         -         -     10,742
Change in value and number
  of redeemable common
  shares....................         7       377     1,028         -         -      1,412
                             --------- ---------  -------- ---------- --------- ---------
Balance at December 31, 1996        50    11,104    13,116       (77)        -     24,193
Issuance of 3,460 common
  shares....................         -        37         -         -         -         37
Net earnings................         -         -     4,181         -         -      4,181
                             --------- ---------  -------- ---------- --------- ----------
Balance at September 30,
   1997..................... $      50 $  11,141  $ 17,297 $     (77) $         $  28,411
                             ========= =========  ======== ========== ========= =========





















    See accompanying notes to condensed, consolidated financial statements


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in thousands)


                                                            Nine months ended
                                                              September 30,
                                                           -------------------
                                                             1996       1997
                                                           ---------  ---------
Cash flows from operating activities:
  Net earnings.............................................$   2,998  $  4,181
                                                           ---------  ---------
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization..........................    4,517     5,746
    Deferred income taxes..................................      846     1,500
    Issuance of common shares under incentive plans........        -        37
    Changes in:
      Trade receivables....................................  (3,125)    (3,422)
      Other receivables....................................    (204)      (614)
      Inventory............................................        -       (65)
      Deposits, primarily with insurers....................    (102)       186
      Prepaid expenses.....................................    (447)      (886)
      Accounts payable.....................................      122       806
      Accrued loss reserves................................      200       (90)
      Other accrued expenses...............................     (18)       458
      Income taxes.........................................    1,180       974
                                                           ---------  ---------
            Total adjustments..............................    2,969     4,630
                                                           ---------  ---------
      Net cash provided by operating activities............    5,967     8,811
                                                           ---------  --------
Cash flows from investing activities:
  Payments for acquisitions................................        -    (2,533)
  Purchase of property and equipment.......................  (2,569)    (4,376)
  Proceeds from sale of property and equipment.............        -     6,080
  Chance in assets.........................................    (150)      (128)
  Purchase of short-term investments.......................    (300)         -
  Proceeds from short-term investments.....................      500         -
                                                           ---------  ---------
      Net cash used in investing activities................  (2,519)      (957)
                                                           ---------  ---------
Cash flows from financing activities:
  Borrowings on long-term debt.............................        -    14,300
  Principal payments on long-term debt..................... (14,914)   (17,461)
  Borrowings on line of credit agreement...................   65,092    95,017
  Payments on line of credit agreement..................... (65,092)   (99,507)
  Payments for reacquired shares...........................     (26)         -
  Other....................................................    (620)         -
                                                           ---------  ---------
             Net cash used in financing activities.........  (3,702)    (7,651)
                                                           =========  =========
      Net (decrease) increase in cash and cash equivalents.    (254)       203
Cash and cash equivalents at beginning of period...........    2,976       940
                                                           ---------  ---------
Cash and cash equivalents at end of period.................$   2,722  $  1,143
                                                           =========  =========

    See accompanying notes to condensed, consolidated financial statements


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                 (Unaudited)
                            (Dollars in thousands)



                                                            Nine months ended
                                                              September 30,
                                                           -------------------
                                                             1996      1997
                                                           --------  ---------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest.............................................$  1,331  $   1,251
      Income taxes.........................................   1,866        543
                                                           ========  =========
Supplemental schedules of noncash investing and financing
  activities:
  Notes payable:
    Tractors and trailers..................................$  7,196  $  15,831
    Tires on above:
      Prepaid at end of period.............................      24        544
      Expensed.............................................     307        301
Principal payments made by ESOP............................     243          -
Issuance of common shares under incentive plans............       -         37
                                                           ========  =========
Cash payments for acquisitions:
    Revenue equipment......................................$      -  $   1,990
    Intangible assets......................................       -        406
    Inventories............................................       -         25
    Prepaid expenses.......................................       -         50
    Other assets...........................................       -         62
                                                           ========  =========

























    See accompanying notes to condensed, consolidated financial statements

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1.     Basis of Presentation

            The condensed consolidated financial statements include the accounts of Smithway Motor Xpress Corp., a Nevada holding company, and its wholly owned subsidiary, Smithway Motor Xpress, Inc. Unless otherwise indicated, the companies named in this paragraph are collectively referred to as the "Company. " All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 2.     Initial Public Offering

            On July 2, 1996, the Company sold 1,500,000 shares of its Class A common stock in an initial public offering (the "IPO "). The shares were sold at $8.50 per share for a total consideration of $12,750,000, before underwriting discounts and offering expenses. In addition, certain stockholders sold 650,000 shares in the IPO.

            The proceeds of approximately $11.3 million, net of underwriting discounts and offering expenses not previously paid, were used to repay the Company's line of credit and reduce long-term debt.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the third quarter and first nine months of the Company's 1996 and 1997 fiscal years, respectively. The Company closed its initial public offering of 2,150,000 shares of Class A Common Stock on July 2, 1996, 1,500,000 shares of Class A Common Stock being sold by the Company and 650,0000 being sold by certain stockholders.

Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenue for the three and nine months ended September 30, 1996 and 1997:

                                        Three Months Ended  Nine months ended
                                           September 30,      September 30,
                                          1996      1997      1996     1997
                                        --------- --------- --------- --------
Operating revenue.......................   100.0%    100.0%    100.0%   100.0%
  Purchased transportation..............    40.4      39.9      40.0     39.2
  Compensation and employee benefits....    21.9      22.2      22.1     22.3
  Fuel, supplies, and maintenance.......    12.9      12.4      13.0     13.2
  Insurance and claims..................     1.9       1.8       1.9      1.8
  Taxes and licenses....................     1.7       1.9       1.8      1.9
  General and administrative............     4.2       4.2       4.3      4.5
  Communications and utilities..........     0.8       1.1       1.0      1.2
  Depreciation and amortization.........     0.6       5.7       6.6      6.4
                                        --------- --------- --------- --------
      Total operating expenses..........    89.8      89.4      90.7     90.6
                                        --------- --------- --------- --------
Earnings from operations................    10.2      10.6       9.3      9.4
Interest expense, net...................    (1.0)     (1.5)     (1.8)    (1.4)
                                        --------- --------- --------- --------
Earnings before income taxes............     9.2       9.1       7.5      8.0
Income taxes............................    (3.9)     (3.8)     (3.2)    (3.4)
                                        --------- --------- --------- --------
Net earnings............................     5.3%      5.3%      4.4%     4.7%
                                        ========= ========= ========= ========


Comparison of three months ended September 30, 1997, with three months ended September 30, 1996

     Operating revenue increased $6.9 million (27.7%), to $31.8 million during the 1997 quarter from $24.9 million during the 1996 quarter. The increase was attributable to a 21.6% increase in weighted average tractors, to 919 during the 1997 quarter from 756 during the 1996 quarter as a result of internal growth and the Company's acquisitions of Marquardt Transportation, Inc. ("Marquardt") and Royal Transport, Inc. ("Royal") since the 1996 quarter. Revenue equipment utilization increased 6.6% as the average billed miles per tractor per week increased to 1,797 in the 1997 quarter from 1,685 in the 1996 quarter, while average revenue per loaded mile remained constant at $1.37 in each quarter.

     Purchased transportation, consisting primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment, increased $2.7 million (26.3%), to $12.7 million in the 1997 quarter from $10.1 million in the 1996 quarter. The increase was attributable to expansion of the Company's business, as the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation decreased to 39.9% of revenue in the 1997 quarter from 40.4% in the 1996 quarter as brokerage revenue comprised a smaller portion of the Company's overall revenue, reducing the corresponding expense, and tractors and trailers leased from independent contractors and under operating leases comprised a smaller percentage of the Company's overall fleet.

     Compensation and employee benefits increased $1.6 million (29.6%), to $7.1 million in the 1997 quarter from $5.5 million in the 1996 quarter. As a percentage of revenue, compensation and employee benefits increased to 22.2% of revenue in the 1997 quarter from 21.9% in the 1996 quarter as the percentage of the Company's revenue equipment fleet operated by employee drivers increased.

     Fuel, supplies, and maintenance increased $740,000 (23.0%), to $4.0 million in the 1997 quarter from $3.2 million in the 1996 quarter. As a percentage of revenue, fuel, supplies, and maintenance decreased to 12.4% of revenue for the 1997 quarter compared with 12.9% for the 1996 quarter as a result of lower average fuel prices of $1.15 per gallon in the 1997 quarter compared with $1.20 in the 1996 quarter. A portion of the decrease as a percentage of revenue was offset by an increase in the percentage of the Company's fleet comprised of Company-owned tractors, for which the Company bears fuel costs. A continuation of the decrease in per-gallon fuel prices would make it unlikely that the Company could continue to implement fuel surcharges, and the Company has already seen a reduction in the number of customers accepting surcharges and the amount of such surcharges.(*)

     Insurance and claims increased $102,000 (21.1%), to $585,000 in the 1997 quarter from $483,000 in the 1996 quarter. As a percentage of revenue, insurance and claims remained essentially constant at 1.8% of revenue in the 1997 quarter and 1.9% in the 1996 quarter.

     Taxes and licenses increased $201,000 (48.4%), to $616,000 in the 1997 quarter from $415,000 in the 1996 quarter. As a percentage of revenue, taxes and licenses increased to 1.9% of revenue in the 1997 quarter compared with 1.7% in the 1996 quarter as the percentage of the Company's fleet comprised of Company-owned equipment increased and the Company experienced an increase of miles operated in states with mileage taxes.

     General and administrative expenses increased $300,000 (28.5%), to $1.4 million in the 1997 quarter from $1.1 million in the 1996 quarter. As a percentage of revenue, general and administrative expenses remained constant at 4.2% of revenue.

     Communications and utilities increased $136,000 (65.7%), to $343,000 in the 1997 quarter from $207,000 in the 1996 quarter. As a percentage of revenue, communications and utilities increased to 1.1% of revenue in the 1997 quarter from 0.8% in the 1996 quarter reflecting an increase in the number of Company-owned terminals.


------------------------


      (*)   May contain "forward-looking " statements.

     Depreciation and amortization increased $315,000 (20.9%), to $1.8 million in the 1997 quarter from $1.5 million in the 1996 quarter. As a percentage of revenue, depreciation and amortization decreased to 5.7% of revenue in the 1997 quarter from 6.0% in the 1996 quarter as a result of higher revenue per tractor per week, which more efficiently spread this fixed cost over higher revenue. The increased productivity more than offset the increased cost of new equipment and satellite communication units, an increase in the percentage of the Company's fleet comprised of Company- owned equipment, and goodwill amortization from the Marquardt and Royal acquisitions.

     As a result of the foregoing, the Company's operating ratio decreased to 89.4% during the 1997 quarter from 89.8% during the 1996 quarter.

     Interest expense, net increased $230,000 (95.8%), to $470,000 in the 1997 quarter from $240,000 in the 1996 quarter. As a percentage of revenue, interest expense, net increased to 1.5% of revenue in the 1997 quarter from 1.0% in the 1996 quarter, due to higher average debt balances ($24.1 million in the 1997 quarter compared with $15.3 million in the 1996 quarter) resulting from an increase in Company- owned revenue equipment and the Marquardt and Royal acquisitions.

     The Company's effective tax rate was 41.5% in the 1997 quarter (3.8% of revenue) compared with 42.0% in the 1996 quarter (3.9% of revenue), in each case including the cost of nondeductible driver per diem expense absorbed by the Company.

     Primarily as a result of the factors described above, net earnings increased $365,000 (30.8%), to $1.7 million (5.3% of revenue) in the 1997 quarter from $1.3 million (5.3% of revenue) in the 1996 quarter.

     Comparison of nine months ended September 30, 1997, with nine months ended September 30, 1996.

     Operating revenue increased $21.1 million (31.0%), to $89.4 million during the 1997 period from $68.2 million during the 1996 period. The revenue increase resulted primarily from a 24.6% increase in weighted average tractors to 891 during the 1997 period from 715 during the 1996 period as a result of internal growth and the Company's acquisitions of Marquardt in November 1996 and Royal in September 1997. Revenue equipment utilization increased 6.9%, as the average billed miles per tractor per week increased to 1,748 in the 1997 period from 1,636 in the 1996 period, which more than offset a decrease in revenue per loaded mile to $1.36 in the 1997 period from $1.37 in the 1996 period.

     Purchased transportation, consisting primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment, increased $7.8 million (28.5%), to $35.0 million in the 1997 period from $27.3 million in the 1996 quarter. The increase was attributable to expansion of the Company's business, as the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation decreased to 39.2% of revenue in the 1997 period from 40.0% in the 1996 period as brokerage revenue comprised a smaller portion of the Company's overall operating revenue, reducing the corresponding expense, and tractors and trailers leased from independent contractors and under operating leases comprised a smaller percentage of the Company's overall fleet.

     Compensation and employee benefits increased $4.9 million (32.5%), to $19.9 million in the 1997 period from $15.0 million in the 1996 period. As a percentage of revenue, compensation and employee benefits increased slightly to 22.3% of revenue in the 1997 period from 22.1% in the 1996 period as the percentage of the Company's revenue equipment fleet operated by employee drivers increased, which more than offset lower per-employee workers' compensation and health insurance costs.

     Fuel, supplies, and maintenance increased $3.0 million (33.3%), to $11.8 million in the 1997 period from $8.9 million in the 1996 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 13.2% of revenue for the 1997 period compared with 13.0% for the 1996 period as a result of an increase in the percentage of the Company's fleet being comprised of Company-owned tractors, for which the Company pays fuel costs, which more than offset decreasing per gallon fuel prices in the third quarter. Due to the decrease in per gallon fuel prices in the third quarter of 1997 it is unlikely the Company will be able to continue to implement fuel surcharges and has already seen a reduction in the number of customers accepting surcharges and amount of such surcharges.(*)

     Insurance and claims increased $320,000 (25.0%), to $1.6 million in the 1997 period from $1.3 million in the 1996 period. As a percentage of revenue, insurance and claims remained relatively constant at 1.8% of revenue in the 1997 period and 1.9% in the 1996 period.

     Taxes and licenses increased $489,000 (40.4%), to $1.7 million in the 1997 period from $1.2 million in the 1996 period. As a percentage of revenue, taxes and licenses remained essentially constant at 1.9% of revenue in the 1997 period compared with 1.8% in the 1996 period.

     General and administrative expenses increased $1.1 million (36.4%), to $4.1 million in the 1997 period from $3.0 million in the 1996 period. As a percentage of revenue, general and administrative expenses increased to 4.5% for the 1997 period from 4.3% for the 1996 period primarily as a result of agent commissions and advertising.

     Communications and utilities increased $349,000 (50.7%), to $1.0 million in the 1997 period from $688,000 in the 1996 period. As a percentage of revenue, communications and utilities increased to 1.2% of revenue in the 1997 period compared with 1.1% in the 1996 period reflecting an increase in the number of Company terminals.

     Depreciation and amortization increased $1.2 million (27.2%), to $5.7 million in the 1997 period from $4.5 million in the 1996 period. As a percentage of revenue, depreciation and amortization decreased to 6.4% of revenue in the 1997 period from 6.6% in the 1996 period as a result of increased revenue per tractor per week, which more efficiently spread this fixed cost over higher revenue and more than offset the increased cost of new equipment and satellite communication units, an increase in the percentage of the Company's fleet comprised of Company-owned equipment, and goodwill amortization from the Marquardt and Royal acquisitions.

     As a result of the foregoing, the Company's operating ratio decreased to 90.6% during the 1997 period from 90.7% during the 1996 period.

     Interest expense, net remained essentially constant at $1.2 million in both periods as debt levels that were reduced in July 1996 with proceeds of the IPO subsequently increased with the Company's growth. As a percentage of revenue, interest expense, net decreased to 1.4% of revenue in the 1997 period from 1.8% in the 1996 period, due to the factors described above and increased revenue per tractor.

------------------------

      (*)   May contain "forward-looking" statements.

     The Company's effective tax rate was 41.8% in the 1997 period (3.4% of revenue) compared with 41.8% in the 1996 period (3.2% of revenue), in each case including the cost of nondeductible driver per diem expense absorbed by the Company.

     Primarily as a result of the factors described above, net earnings increased $1.2 million (39.5%), to $4.2 million (4.7% of revenue) in the 1997 period from $3.0 million (4.4% of revenue) in the 1996 period.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowing under installment notes payable to commerical lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, equipment leases from third-party lessors, and proceeds of the Company's initial public offering. The Company also has obtained a substantial portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with prociding a fleet of entirely Company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. Management believes that its sources of liquidity are adequate to meet its currently anticipated working capital requirements, capital expenditures, and other needs.(*)

     Net cash provided by operating activities was $8.8 million for the nine months ended September 30, 1997. The Company's principal use of cash from operations is to service debt and internally finance accounts receivable associated with growth in the business. Customer accounts receivable increased $3.4 million for the nine months ended September 30, 1997. The average age of the Company's accounts receivable was approximately 36 days for the 1997 quarter and 32 days for the 1996 quarter.

     Net cash used in investing activities of $957,000 in the 1997 period related primarily to purchases, net of sales, and trades of revenue equipment. The Company expects capital expenditures for scheduled deliveries of revenue equipment and satellite communications units, net of revenue equipment trade-ins, of approximately $3.3 million during the remaining three months of 1997. The Company has options to purchase additional new tractors and trailers for up to $3.5 million during the remaining three months of 1997 and has not determined whether to exercise these options. Such projected capital expenditures will be funded with cash flow from operations, borrowings, or operating leases. In prior periods, substantially all revenue equipment additions were financed through borrowing or leasing transactions and proceeds of the Company's IPO.(*)

     Net cash used in financing activities of $7.7 million for the nine months ended September 30, 1997, consisted primarily of net payments of $3.2 million of principal under the Company's long-term debt agreements and net payments of $4.5 million under the Company's line of credit.






------------------------


      (*) May contain "forward-looking" statements.

     At  September  30,  1997,  the  Company  had  outstanding   long-term  debt
(including current maturities) consisting of approximately $28.6 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $17.3 million consisted of borrowing from financial institutions and equipment manufacturers and $11.3 million represented the amount drawn under the Company's primary credit agreement. Interest rates on this debt range from 6.7% to 8.8%, and the principal amounts mature at various dates through the year 2002.

     On September 3, 1997, the Company entered into a new credit agreement providing for borrowing of up to $15.0 million, based upon certain accounts receivable and revenue equipment values. At September 30, 1997, the maximum available credit was $15.0 million, on which the Company had an outstanding balance of $11.3 million. The interest rate under the credit agreement is 1% plus the LIBOR rate for the corresponding period. The credit agreement is unsecured and contains covenants that limit additional liens, the size of certain mergers and acquisitions, dividends, and other matters, as well as impose certain minimum financial ratios. The Company was in compliance with the credit agreement at September 30, 1997.

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

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits


Exhibit  Description
Number
      1 Form of Underwriting Agreement, filed as Exhibit 1 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.
    2.1 Asset Purchase Agreement dated January 10, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smith Trucking Company, a Kansas corporation, and Delmar Smith, filed as Exhibit 2.4 to the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996, and incorporated herein by reference.
    2.2 Asset Purchase Agreement dated October 4, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as Exhibit 2.5 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
    2.3 First Amendment to Asset Purchase Agreement dated as of October 24, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as Exhibit 2.6 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

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

    10.9 First Amendment to Asset Purchase Agreement dated as of October 24, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as Exhibit 2.6 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
   10.10 Second Amendment to Asset Purchase Agreement dated as of December 27, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt, filed as Exhibit 2.7 to the Company's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
   10.11*Credit   Agreement  dated  September 3, 1997,  between  Smithway  Motor
         Xpress Corp., as Guarantor, Smithway Motor Xpress, Inc., as Borrower, and LaSalle National Bank.
      11*Statement Regarding Computation of Per Share Earnings.
      27*Financial Data Schedule.

        *Filed herewith.

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

                                    SMITHWAY MOTOR XPRESS CORP., a Nevada
                                    corporation


Date: November 12, 1997             By:   /s/ Michael E. Oleson
                                          Michael E. Oleson,
                                          Treasurer and Chief Accounting Officer