Form 10-K
period 1997-12-31
SMITHWAY MOTOR XPRESS CORP
filed 1998-03-11
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the Fiscal Year Ended December 31, 1997
                                              OR
[   ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934.
        For the transition period from              to

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

          2031 Quail Avenue
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $_______ as of March 9, 1998, (based upon the $___ per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 5% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 9, 1998, the registrant had 4,009,447 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1998 annual meeting of stockholders that will be filed no later than April 30, 1998.

                           Cross Reference Index

The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.



                                                          Document and Location
                                Part I
Item 1   Business                                                 Page 3 herein
Item 2   Properties                                               Page 8 herein
Item 3   Legal Proceedings                                        Page 8 herein
Item 4   Submission of Matters to a Vote of Security
         Holders                                                  Page 8 herein
                               Part II
Item 5   Market for the Registrant's Common Equity and
            Related Stockholder Matters                           Page 9 herein
Item 6   Selected Financial Data                                 Page 10 herein
Item 7   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  Page 11 herein
Item 8   Financial Statements and Supplementary Data             Page 16 herein
Item 9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                  Page 16 herein
                               Part III
Item 10  Directors and Executive Officers of the
         Registrant                                   Page 2 of Proxy Statement
Item 11  Executive Compensation                       Page 4 of Proxy Statement
Item 12  Security Ownership of Certain Beneficial
         Owners and Management                        Page 7 of Proxy Statement
Item 13  Certain Transactions                         Page 8 of Proxy Statement
                               Part IV
Item 14  Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                         Pages 17 through 39 herein


                       -----------------------------


        This report contains "forward-looking statements" in paragraphs that are marked with an asterisk. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Cautionary Statement Regarding Forward-Looking Statements" for additional information and factors to be considered concerning forward-looking statements.

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

        Prior to 1984, the Company specialized in transporting building materials on flatbed trailers. William G. Smith became President of Smithway in 1984, and led the Company's effort to diversify its customer and freight base, form the Smithway Network of locations, and implement systems to support sustained growth and premium service. After establishing an efficient growth platform, management commenced the Company's acquisition strategy in 1995 to take advantage of economies of scale, customer relationships, and other opportunities offered by industry consolidation.

        Smithway acquired the operations of five trucking companies between June 1995 and September 1997. In each transaction, Smithway purchased specific assets for fair market value and paid the selling company's owner a small percentage of revenue for goodwill or a noncompetition arrangement. The Company acquired the business of Van Tassel, Inc., a primarily flatbed carrier based in Pittsburg, Kansas, in June 1995, and Smith Trucking Company, a primarily dry van carrier based in McPherson, Kansas, in January 1996. Both of these acquisitions permitted Smithway to expand and solidify existing customer relationships as well as access new customers. The Smith Trucking location also expanded the Company's driver recruiting region. In October 1996, the Company acquired the business of Marquardt Transportation, Inc., a primarily flatbed carrier based in Yankton, South Dakota, and with a small facility in Stockton, California. Marquardt further diversified Smithway's freight base by increasing its presence in hauling large, manufactured items and heavy machinery. In February 1997, Smithway acquired Fort Dodge, Iowa-based Pirie Motor Freight, Inc. Pirie was a small flatbed carrier, and its operations were consolidated into Smithway's headquarters. In September 1997, Smithway acquired the business of Royal Transport, Ltd. of Grand Rapids, Michigan, primarily a flatbed carrier. The Royal acquisition provided Smithway a regional niche specializing in heavy loads hauled primarily on multiple axle trailers. Through acquisitions and internal growth the Company expanded from $77.3 million revenue in 1995 to $120.1 million in 1997.

        Smithway Motor Xpress Corp. was incorporated in Nevada in January 1995 to serve as a holding company and conduct the Company's initial public offering, which occurred in June 1996. References to the "Company" or "Smithway" herein refer to the consolidated operations of Smithway Motor Xpress Corp., a Nevada corporation ("Smithway-Nevada"), and its wholly owned subsidiary, Smithway Motor Xpress, Inc., an Iowa corporation ("Smithway-Iowa"). Former subsidiaries Smithway Transportation Brokerage, Inc., an Iowa corporation, and Wilmar Truck Leasing, Inc., an Iowa corporation, were merged into Smithway-Iowa in 1996.

Growth Strategy

        Management believes that the flatbed and dry van truckload markets offer growth opportunities because of several identifiable trends. First, many major shippers are reducing the number of carriers they use in favor of service-based, ongoing relationships with a limited group of core carriers. These partnerships and the increasing use of equipment and drivers dedicated to a single shipper's needs ("dedicated fleets") are designed to ensure higher quality, more consistent service for shippers and greater equipment utilization and more predictable revenue for core carriers. Second, some shippers that own tractor-trailer fleets are outsourcing their transportation requirements to truckload carriers to lower operating expenses and conserve capital for core corporate purposes. This outsourcing has resulted in some shippers eliminating their own trucks in favor of truckload carriers, which frequently can provide similar service at less cost. Third, deregulation and economies of scale also promote consolidation. Many truckload carriers have grown rapidly since deregulation in 1980 and have achieved the size to negotiate lifetime equipment warranties and obtain equipment, fuel, insurance, financing, and other items for significantly less than smaller or more leveraged competitors. Management believes that these trends favor large carriers with modern fleets, excellent service, in-transit communication and load tracking, good drivers, a strong safety record, adequate insurance, and a strong capital base.

        The Smithway growth strategy contains six key elements:

        o Market Leadership. Smithway strives for market prominence by offering a combination of premium service, equipment availability, and broad geographic coverage. These factors can differentiate Smithway in a highly fragmented flatbed market segment characterized primarily by smaller, less diversified, and less technologically advanced carriers. Management believes the flatbed market is less developed than the dry van segment, and that the Company's size, service standards, and financial strength have positioned it to take advantage of market consolidation.(*)

        o Diversified Freight. Smithway targets a diversified mix of freight. Management believes that diversification can reduce exposure to certain customers' or industries' business cycles. In addition, certain shipments outside the construction materials most typically transported by flatbed carriers can increase profitability. Smithway's diversified operations include revenue generated by dry van, transportation logistics, brokerage, specialized railroad service, and dedicated route operations, together with transporting non-construction freight such as tires, machinery, and irrigation systems.

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

        o Productivity Incentives. Smithway seeks to create an entrepreneurial environment for its personnel by compensating all independent contractors, commission sales agents, and most flatbed drivers solely on a percentage of revenue basis, and all Company sales personnel partially through percentage of revenue bonuses. The majority of employees also own Smithway stock through the Company's 401(k) plan.

        o Operating Efficiencies. Smithway enhances operating efficiency through freight-selection software, satellite-based communication, late-model revenue equipment, and the Smithway Network. The Spectrum freight selection software permits dispatchers to select freight based upon profitability and compatibility with preferred routes. The satellite-based tracking and communication system permits instantaneous location of equipment and communication with drivers. Smithway operates a late-model tractor fleet (with an average age of 26 months at December 31, 1997) to enhance fuel efficiency and driver recruitment while reducing maintenance downtime.
--------
        (*)    May contain "forward-looking" statements.

Operations

        Smithway integrates its sales and dispatch functions throughout its computer-connected "Smithway Network." The Smithway Network consists of the Company's headquarters in Fort Dodge, Iowa, and 23 field offices, independent agencies, and terminals strategically located near major shippers to provide the consistent, local contact with shipper personnel expected by many of the Company's flatbed customers. The headquarters and 18 terminals and field offices are managed by Smithway employees, while the 5 agencies are managed by independent commission agents. The customer sales representatives and agents at each location have front-line responsibility for booking freight and dispatching all trucks in their regions. Fleet managers at the Fort Dodge, Iowa, headquarters coordinate all load movements via computer link to optimize load selection and promote proper fleet balance among regions. Personnel at the Company's headquarters also handle all sales and dispatch functions for the van division and for flatbed traffic that does not originate within a specific sales region.

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

Customers and Marketing

        Smithway's sales force includes six national sales representatives and personnel at 19 terminals and field offices and 5 independent commission agencies. National sales representatives focus on national customers and van freight, while sales personnel at terminals, field offices, and agencies are responsible for regional customer contact. The Company's sales force emphasizes rapid response time to customer requests for equipment, undamaged and on-time pickup and delivery, one of the nation's largest fleets of flatbed equipment, safe and professional drivers, logistics management, dedicated fleet capability, and its strategically located Smithway Network. Management believes that few other carriers operating principally in the Midwest flatbed market offer similar size, service, and the reliability of a late-model fleet. Consequently, the Company seeks primarily service-sensitive freight rather than competing for all freight on the basis of price.

         In 1997, the Company's top 50, 25, 10, and 5 customers accounted for 49%, 40%, 32%, and 20% of revenue, respectively, with more than 450 customers accounting for the remaining 51% of revenue. No single customer accounted for more than 5% of Smithway's revenue during 1997.

Technology

        Management believes that advances in technology can enhance the Company's operating efficiency and customer service. Three principal technologies used by Smithway includes freight selection software, satellite-based tracking and communication with tractors, and electronic data interchange ("EDI") with customers. In July 1993, the Company initiated the use of the Spectrum freight selection software. Spectrum ranks each potential load based upon rate per loaded mile, empty mile exposure, and history of obtaining a profitable return load from the proposed destination.

         Smithway operates satellite-based tracking and communication units in all of its Company-owned tractors and has offered rental of these units as an option to its independent contractors. Management believes on-board communication capability can reduce unnecessary stops and out-of-route miles because drivers are not forced to find a telephone to contact the Company or receive instructions. In addition, drivers can immediately report breakdowns or other emergency conditions. The system also enables the Company to advise customers of the location of freight in transit through its hourly position reports of each tractor's location.

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

        Smithway has implemented several policies to promote driver and independent contractor recruiting and retention. These include maintaining an open-door policy with easy access to senior executives, appointing an advisory board comprised of top drivers and independent contractors to consult with management, and assigning each driver and independent contractor to a particular dispatcher to insure personal contact. In addition, the Company utilizes conventional (engine-forward) tractors, which are more comfortable for the driver, and operates over relatively short distances (609-mile average length of haul in 1997) to return drivers home as frequently as possible.

        Smithway is not a party to a collective bargaining agreement and its employees are not represented by a union. At December 31, 1997, the Company had 519 Company drivers, 234 non-driver employees, and 447 independent contractors. Management believes that the Company has good relationships with its employees and independent contractors.

Safety and Insurance

        Smithway's active safety and loss prevention program has resulted in the Department of Transportation's highest safety and fitness rating and numerous safety awards. Its safety and loss prevention program includes, pre-screening, initial orientation, six weeks on-the-road training for drivers without substantial experience, 100% log monitoring, and safety bonuses.

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

Revenue Equipment

        Smithway's equipment strategy for its own tractors (as opposed to independent contractors' tractors) is to operate late-model tractors and trade or dispose of its tractors prior to the expiration of major component warranties. Management believes that operating newer equipment can minimize repair and maintenance expense and offer improvements in fuel efficiency. Smithway orders conventional (engine forward) tractors with standard engine and drivetrain components, and trailers with standard brakes and tires to minimize its inventory of spare parts. All equipment is subject to the Company's regular maintenance program, and is also inspected and maintained each time it passes through a Smithway maintenance facility. Smithway's Company-owned tractor fleet had an average age of 26 months at December 31, 1997.

Competition

        The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the flatbed or van market. Smithway competes primarily with other regional, short-to-medium-haul carriers and private truck fleets used by shippers to transport their own products in proprietary equipment. The Company competes to a limited extent with rail and rail-truck intermodal service, but attempts to limit this competition by seeking service-sensitive freight, focusing on short-to-medium lengths of haul. Although management believes the 1,293 flatbed trailers it operated at December 31, 1997, rank its flatbed division among the ten largest such fleets in that industry segment, there are other trucking companies, including diversified carriers with large flatbed fleets, that possess substantially greater financial resources and operate more equipment than Smithway.

Fuel Availability and Cost

        The Company actively manages its fuel costs. Company drivers purchase virtually all of the Company's fuel through service centers with which Smithway has volume purchasing arrangements. In addition, management periodically enters into futures contracts on heating oil, which is derived from the same petroleum products as diesel fuel, in an effort to partially hedge increases in fuel prices. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered.(*)

Regulation

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

        The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. The Company transports certain commodities that may be deemed hazardous substances, and its Fort Dodge, Iowa, headquarters has above-ground fuel storage tanks and fueling facilities. If the Company should be involved in a spill or other accident involving hazardous substances, if any such substances were found on the Company's properties, or if the Company were found to be in violation of applicable laws and regulations, the Company could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect on the Company. Smithway does not have underground fuel storage tanks at any of its properties, and at December 31, 1997, the above-ground fuel tank at Fort Dodge was the only fueling site at Company locations. Management believes that its operations are in material compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company's capital expenditures, earnings, or competitive position. If the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.(*)




-----------------------------


        (*)    May contain "forward-looking" statements.

ITEM 2.        PROPERTIES

        Smithway's headquarters consists of 25,000 square feet of office space and 59,800 square feet of equipment maintenance and wash facilities, located on 31 acres near Fort Dodge, Iowa. Driver recruitment activity takes place at Grand Rapids, Michigan; Fort Dodge, Iowa; Joplin, Missouri; McPherson, Kansas; Oklahoma City, Oklahoma; Yankton, South Dakota; and Youngstown, Ohio. Maintenance and repair shops are operated at Fort Dodge, Joplin, McPherson, and Yankton. Of the 18 locations at which sales and dispatch functions are performed, 11 are located in or near truckstops, to afford drivers and independent contractors access to required facilities without capital investment by Smithway.

        The Smithway Network consists of locations in or near the following cities:

                 Company Locations          Ownership     Agent Locations
Cincinnati, Ohio............................. Leased      Cedar Rapids, Iowa
Chicago, Illinois............................ Owned       Detroit, Michigan
Dallas, Texas................................ Leased<F1>  Hennepin, Illinois
Denver, Colorado............................. Leased<F1>  Norfolk, Nebraska
Fort Dodge, Iowa............................. Owned       Toledo, Ohio
Grand Rapids, Michigan....................... Leased
Joplin, Missouri............................. Owned
Kansas City, Missouri........................ Leased<F1>
McPherson, Kansas............................ Leased
Memphis, Tennessee........................... Leased
Montgomery, Alabama.......................... Leased
Oklahoma City, Oklahoma...................... Owned
Oshkosh, Wisconsin........................... Leased<F1>
Philadelphia, Pennsylvania................... Leased<F1>
Stockton, California......................... Leased<F1>
St. Louis, Missouri.......................... Leased<F1>
St. Paul, Minnesota.......................... Leased<F1>
Yankton, South Dakota........................ Leased
Youngstown, Ohio............................. Leased<F1>

-----------------------------

<F1> Month-to-month leases.


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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 1997, no matters were submitted to a vote of security holders.

                                 PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

        Price Range of Common Stock. The Company's Class A Common Stock has been traded on the Nasdaq National Market, under the symbol SMXC, since June 27, 1996, the date of the Company's initial public offering. The following table sets forth for the calendar periods indicated the range of high and low bid quotations for the Company's Class A Common Stock as reported by Nasdaq from June 27, 1996, to December 31, 1997.


             Period                             High           Low
----------------------------------------  ------------------------------
Calendar Year 1996
      2nd Quarter (from June 27, 1996)    $      8 1/2       $     8 1/2
      3rd Quarter                         $      8 1/2       $     7 1/2
      4th Quarter                         $      9 3/8       $     8

             Period                             High           Low
---------------------------------------   ------------------------------
Calendar Year 1997
      1st  Quarter                        $      9 3/4       $     8
      2nd Quarter                         $     12 1/4       $     8 1/2
      3rd Quarter                         $     14 1/4       $    11
      4th Quarter                         $     14 3/4       $    11 1/4


        The prices reported reflect interdealer quotations without retail mark-ups, mark-downs, or commissions, and may not represent actual transactions. As of March 2, 1998, the Company had 158 stockholders of record of its Class A Common Stock. However, the Company believes that many additional holders of Class A Common Stock are unidentified because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

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

ITEM 6.        SELECTED FINANCIAL AND OPERATING DATA



                                                       Years Ended December 31,
                                      1997         1996        1995        1994        1993
                                  ----------    ----------  ----------  ----------  ----------
                                   (in thousands, except per share and operating data amounts)
                                  ----------    ----------  ----------  ----------  ----------
Statement of Operations Data:
Operating revenue.................$  120,117    $   93,667  $   77,339  $   69,180  $   59,931
Operating expenses:
  Purchased transportation........    47,095        37,386      31,621      27,420      23,797
  Compensation and employee
    benefits......................    26,904        20,800      17,182      15,877      13,840
  Fuel, supplies, and maintenance.    15,965        12,347      10,183       9,368       8,876
  Insurance and claims............     2,206         1,995       1,827       2,238       2,318
  Taxes and licenses..............     2,299         1,856       1,588       1,454       1,492
  General and administrative......     5,391         4,214       3,592       3,512       3,357
  Communications and utilities....     1,378           971         758         585         543
  Depreciation and amortization...     7,880         5,740       3,879       2,774       2,821
                                  ----------    ----------  ----------  ----------  ----------
    Total operating expenses......   109,118        85,309      70,630      63,228      57,044
                                  ----------    ----------  ----------  ----------  ----------
    Total operating income........    10,999         8,358       6,709       5,952       2,887
Interest expense (net)............     1,545         1,548       1,225         966       1,179
                                  ----------    ----------  ----------  ----------  ----------
Earnings before income taxes and
  accounting change...............     9,454         6,810       5,484       4,986       1,708
Income taxes......................     3,781         2,860       2,393       1,879         603
Accounting change.................         -             -           -           -          86
                                  ----------    ----------  ----------  ----------  ----------
Net earnings......................     5,673         3,950       3,091       3,107       1,019
Pro Forma Data:
Pro forma provision for income
  taxes<F1>.......................         -             -           -         232         177
                                  ----------    ----------  ----------  ----------  ----------
Pro forma net earnings<F1>........$    5,673    $    3,950  $    3,091  $    2,875  $      842
Pro forma basic and diluted
  earnings per common
  share<F1><F2>...................$    (1.13)   $     0.93  $     0.88  $     0.82  $     0.25
Pro forma weighted averages shares
  outstanding<F2>
  Basic earnings per common share. 5,000,860     4,249,893   3,524,042   3,498,212   3,428,270
  Diluted earnings per common
    share......................... 5,019,247     4,250,051   3,524,042   3,498,212   3,428,270
Operating Data<F3>:
Operating ratio<F4>...............      90.8%         91.1%       91.3%       91.4%       95.2%
Average revenue per tractor per
  week............................$    2,342    $    2,243  $    2,160  $    2,272  $    2,129
Average revenue per loaded mile...$     1.36<F5>      1.37  $     1.38  $     1.39  $     1.33
Average length  of haul in miles..       609           568         563         571         583
Company tractors at end of period.       525           458         376         302         288
Independent contractor tractors at
  end of period...................       443           406         303         258         219
Weighted average tractors during
  period..........................       909           747         619         532         497
Trailers at end of period.........     1,673         1,492       1,167         911         814
Balance Sheet Data (at end of
  period):
Working capital (deficit).........$   10,100    $    1,893  $    2,516  $      371  $   (2,236)
Net property and equipment........    53,132        39,170      27,843      15,824      14,211
Total assets......................    74,878        55,330      40,702      25,229      22,569
Long-term debt, including current
  maturities......................    30,976        15,904      23,219      11,775      10,899
Total stockholders' equity..........  29,906        24,193       7,871       4,789       2,513

------------------------

<F1>     Adjusted to reflect a provision  for pro forma income taxes for certain related entities acquired by Smithway, the earnings of which were not subject to corporate income. Such transactions were accounted for in a manner similar to a pooling of interests. See Note 1 to Consolidated Financial Statements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        From 1995 to 1997 the Company expanded its operating revenue by 55.3%, to $120.1 million in 1997 from $77.3 million in 1995. This revenue growth was accompanied by a 83.5% increase in net earnings, to $5.7 million in 1997 from $3.1 million in 1995. The Company's growth during the period was attributable to internal expansion to meet customer demand and acquisitions of the trucking assets and business of five trucking companies. Economies of scale and continuing cost control efforts contributed to expansion of the Company's pretax margin to 7.9% in 1997 from 7.1% in 1995. Pretax margin is used by management to evaluate the Company's performance because the relative percentage of the Company's revenue equipment fleet obtained from independent contractors and under operating leases over different time periods can affect comparisons of operating ratio without relation to the effect on earnings.


RESULTS OF OPERATIONS

        The following  table sets forth the percentage  relationship  of certain items to revenue for the periods indicated:
                                                         1997   1996   1995
                                                        ------ ------ ------
Operating revenue....................................   100.0% 100.0% 100.0%
Operating expenses:
      Purchased transportation.......................    39.2   39.9   40.9
      Compensation and employee benefits.............    22.4   22.2   22.2
      Fuel, supplies, and maintenance................    13.3   13.2   13.2
      Insurance and claims...........................     1.8    2.1    2.4
      Taxes and licenses.............................     1.9    2.0    2.1
      General and administrative.....................     4.5    4.5    4.6
      Communication and utilities....................     1.1    1.0    1.0
      Depreciation and amortization..................     6.6    6.1    5.0
                                                        ------ ------ ------
      Total operating expenses.......................    90.8   91.1   91.3
                                                        ------ ------ ------
Earnings from operations.............................     9.2    8.9    8.7
Interest expense, net................................     1.3    1.7    1.6
                                                        ------ ------ ------
Earnings before income taxes.........................     7.9    7.3    7.1
Income taxes.........................................     3.2    3.1    3.1
                                                        ------ ------ ------
Net earnings.........................................     4.7%   4.2%   4.0%
                                                        ====== ====== ======

Comparison of year ended December 31, 1997 to year ended December 31, 1996.

        Operating revenue increased $26.5 million (28.2%), to $120.1 million in 1997 from $93.7 million in 1996. The revenue increase resulted primarily from a 21.7% increase in weighted average tractors, to 909 in 1997 from 747 during 1996 as the Company expanded internally to meet customer demand and acquired the business of Pirie Motor Freight, Inc. in February 1997, and Royal Transport Ltd. in September 1997. Revenue per tractor per week (excluding revenue from brokerage operations) increased $99 per week (4.4%), to $2,342 in 1997 from $2,243 in 1996. In addition, revenue from the Company's brokerage division increased $900,000 (14.1%), to $7.3 million in 1997 from $6.4 million in 1996.

        Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $9.7 million (26.0%), to $47.1 million in 1997 from $37.4 million in 1996, as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation decreased to 39.2% in 1997 from 39.9% in 1996, as the increase in expenses related to brokerage revenue was more than offset by the decrease in the percentage of the Company's overall fleet comprised of tractors and trailers leased from independent contractors and a decrease in the amount of fuel surcharge passed through to independent contractors and tractors utilized by the brokerage division.

        Compensation and employee benefits increased $6.1 million (29.4%) to $26.9 million in 1997 from $20.8 million in 1996. As a percentage of revenue, compensation and employee benefits increased to 22.4% in 1997 from 22.2% in 1996, because of the increase in the percentage of the Company's revenue equipment fleet being operated by employee drivers.

        Fuel, supplies, and maintenance increased $3.6 million (29.3%), to $16.0 million in 1997 from $12.3 million in 1996. As a percentage of revenue, fuel, supplies, and maintenance increased slightly to 13.3% in 1997 from 13.2% in 1996, because the increase in the percentage of the Company's fleet being comprised of Company-owned tractors, for which the Company pays fuel costs, more than offset decreasing per gallon fuel prices.

        Insurance and claims increased $211,000 (10.6%), to $2.2 million in 1997 from $2.0 million in 1996. As a percentage of revenue, insurance and claims decreased to 1.8% of revenue in 1997 from 2.1% in 1996, as the Company reduced its insurance reserves as claims were ultimately resolved at less than the reserve amount.

        Taxes and licenses increased $443,000 (23.9%), to $2.3 million in 1997 from $1.9 million in 1996. As a percentage of revenue, taxes and licenses remained relatively constant at 1.9% and 2.0% of revenue for 1997 and 1996, respectively.

        General and administrative expenses increased $1.2 million (27.9%), to $5.4 million in 1997 from $4.2 million in 1996. As a percentage of revenue, general and administrative expenses were unchanged at 4.5% of revenue for each year.

        Communications and utilities increased $407,000 (41.9%), to $1.4 million in 1997 from $1.0 million in 1996. As a percentage of revenue, communications and utilities increased to 1.1% in 1997 from 1.0% in 1996 as a result of an increase in the number of Company-owned terminals, for which the Company pays telephone costs, and an increase in the costs relating to usage of mobile, satellite-based tracking and communication units.

        Depreciation and amortization increased $2.1 million (37.3%), to $7.9 million in 1997 from $5.7 million in 1996. As a percentage of revenue, depreciation and amortization increased to 6.6% of revenue in 1997 from 6.1% in 1996. The increase was attributable to a newer and larger fleet of Company-owned tractors and trailers, which increased the cost of the equipment being depreciated, and an increase in Company tractors financed with debt rather than operating leases. These factors were partially offset by an increase in revenue per tractor per week, which more efficiently spread the fixed cost of depreciation over a larger revenue base.

        Interest expense, net remained unchanged at $1.5 million in each year. As a percentage of revenue, interest expense, net decreased to 1.3% of revenue in 1997 from 1.7% in 1996, as the increase in average debt balance was offset by lower average interest rates of 7.1% in 1997 compared with 7.5% in 1996.

         As a result of the foregoing, the Company's pretax margin improved to 7.9% in 1997 from 7.3% in 1996.

         The Company's effective tax rate was 40.0% in 1997 (3.2% of revenue), compared with 42.0% in 1996 (3.1% of revenue). The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's net earnings.

        As a result of the factors described above, net earnings increased to $5.7 million in 1997 (4.7% of revenue), from $4.0 million in 1996 (4.2% of revenue).

Comparison of year ended December 31, 1996 to year ended December 31, 1995.

        Operating revenue increased $16.3 million (21.1%), to $93.7 million in 1996 from $77.3 million in 1995. The revenue increase resulted primarily from a 20.7% increase in weighted average tractors, to 747 in 1996 from 619 during 1995 as the Company expanded internally to meet customer demand and acquired the business of Smith Trucking, Inc. in January 1996, and Marquardt Transportation, Inc. in October 1996. Revenue per tractor per week (excluding revenue from brokerage operations) increased $83 (3.8%), to $2,243 in 1996 from $2,160 in 1995. In addition, revenue from the Company's brokerage division increased 0.6%, to $6.4 million in 1996.

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

        Interest expense increased $323,000 (26.4%), to $1.5 million in 1996 from $1.2 million in 1995. As a percentage of revenue, interest expense increased to 1.7% of revenue in 1996 from 1.6% in 1995, because increased average debt balances associated with expanding the fleet of Company-owned tractors and trailers ($19.7 million in 1996 compared with $17.4 million in 1995), more than offset lower average interest rates (7.5% in 1996 compared with 8.4% in 1995) and reduction of debt with the approximately $10.7 million net proceeds of the Company's initial public offering.

        As a result of the foregoing, the Company's pretax margin improved to 7.3% in 1996 from 7.1% in 1995.

        The Company's effective tax rate was 42.0% in 1996 (3.1% of revenue), compared with 43.6% in 1995 (3.1% of revenue). The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's net earnings.

        As a result of the factors described above, net earnings increased to $4.0 million in 1996 (4.2% of revenue) from $3.1 million in 1995 (4.0% of revenue).

LIQUIDITY AND CAPITAL RESOURCES

        The growth of the Company's business has required significant investments in new revenue equipment that the Company historically has financed with borrowing under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, equipment leases from third-party lessors, and proceeds of the Company's initial public offering. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely Company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. Management believes that its sources of liquidity are adequate to meet its current anticipated working capital requirements, capital expenditures, and other needs at least through 1998.(*)

        Net cash provided by operating activities was $14.9 million, $7.1 million, and $6.5 million for the years ended December 31, 1997, 1996, and 1995 respectively. The Company's principal use of cash from operations is to service debt and internally finance accounts receivable associated with growth in the business. Customer accounts receivable increased $1.4 million, $4.0 million, and $404,000 for the years ended December 31, 1997, 1996, and 1995 respectively. The average age of the Company's accounts receivable was approximately 34 days for 1997, and 30 days for 1996 and 1995.

        Net cash used in financing activities of $10.0 million, $766,000, and $2.1 million for the years ended December 31, 1997, 1996, and 1995, respectively, consisted primarily of net payments of $5.5 million, $16.1 million, and $1.7 million of principal under the Company's long-term debt agreements, and net (payments) borrowings of ($4.5 million), $4.5 million, $0, under the Company's former line of credit, which was paid off during 1997.

        At December 31, 1997, the Company had outstanding long-term debt (including current maturities) consisting of approximately $31.0 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $21.0 million consisted of borrowings from financial institutions and equipment manufacturers and $10 million represented the amount drawn under the Credit Agreement. Interest rates on this debt range from 5.67% to 7.90% with maturities through 2005.

        At December 31, 1997, the Credit Agreement provided for borrowings of up to $15.0 million, based upon certain accounts receivable and revenue equipment values. The interest rate under the Credit Agreement is 1% plus the LIBOR rate for the corresponding period. The Credit Agreement is unsecured and contains covenants that impose certain minimum financial ratios and limit additional liens, the size of certain mergers and acquisitions, dividends, and other matters. The Company was in compliance with the Credit Agreement at December 31, 1997.



-----------------------------


        (*)    May contain "forward-looking" statements.

INFLATION AND FUEL COST

        Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to drivers. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts. The failure to obtain rate increases in the future could have an adverse effect on profitability. In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered.(*)

SEASONALITY

        In the trucking industry, results of operations show a seasonal pattern because customers generally reduce shipments during the winter season, and the Company experiences some seasonality due to the open, flatbed nature of the majority of its trailers. The Company at times has experienced delays in meeting its shipment schedules as a result of severe weather conditions, particularly during the winter months. In addition, the Company's operating expenses have been higher in the winter months due to decreased fuel efficiency and increased maintenance costs in colder weather.

YEAR 2000

        The Company has identified fifteen Year 2000 issues, and has successfully written and tested programs to deal with seven of these issues. It is anticipated that programs addressing the remaining issues will be written by the end of 1998. All programs are expected to be fully tested and problems resolved by June 30, 1999. Management expects the Year 2000 issues to have minimal impact on the Company's results of operations, liquidity, and capital resources.(*)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

        Resale of Used Revenue Equipment. The Company historically has recognized a gain on the sale of its revenue equipment. The market for used equipment has experienced greater supply than demand in 1995 through 1997. If the resale value of the Company's revenue equipment were to decline, the Company could find it necessary to dispose of its equipment at lower prices or retain some of its equipment longer, with a resulting increase in operating expenses.



-----------------------------


        (*)    May contain "forward-looking" statements.

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

        Competition. The trucking industry is highly competitive and fragmented. The Company competes with other truckload carriers, private fleets operated by existing and potential customers, and to some extent railroads and rail-intermodal service. Competition is based primarily on service, efficiency, and freight rates. Many competitors offer transportation service at lower rates than the Company. The Company's results could suffer if it cannot obtain higher rates than competitors that offer a lower level of service.

        Acquisitions. A significant portion of the Company's growth since June 1995 has occurred through acquisitions, and acquisitions are an important component of the Company's growth strategy. Management must continue to identify desirable target companies and negotiate, finance, and close acceptable transactions or the Company's growth could suffer.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of earnings, cash flows, and stockholders' equity, and notes related thereto, are included at pages 21 to 39 of this report. The supplementary quarterly financial data follow:

Quarterly Financial Data:

                                  First    Second     Third    Fourth
                                 Quarter   Quarter   Quarter   Quarter
                                   1997      1997      1997      1997
                                --------- --------- --------- ---------
Operating revenue.............. $ 26,908  $ 30,614  $ 31,834  $ 30,761
Earnings from operations.......    1,955     3,107     3,369     2,569
Earnings before income taxes...    1,639     2,650     2,899     2,267
Income taxes...................      688     1,114     1,204       775
Net earnings...................      951     1,536     1,695     1,492
Basic and diluted earnings per
  share........................     0.19      0.31      0.34      0.30

                                  First    Second     Third    Fourth
                                 Quarter   Quarter   Quarter   Quarter
                                   1996      1996      1996      1996
                                --------- --------- --------- ---------
Operating revenue..............   19,860    23,411    24,937    25,459
Earnings from operations.......    1,296     2,524     2,534     2,005
Earnings before income taxes...      882     1,972     2,294     1,662
Income taxes...................      369       818       964       710
Net earnings...................      513     1,154     1,330       952
Basic and diluted earnings per
  share........................ $   0.15  $   0.33  $   0.27  $   0.19

As a result of rounding, the total of the four quarters may not equal the Company's results for the full year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1997, involving a change of accountants or disagreements on accounting and financial disclosure.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information respecting executive officers and directors set forth under the captions "Election of Directors; Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2, 3, 4, and 5 of the Registrant's Proxy Statement for the 1998 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement") is incorporated by reference.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Principal Stockholders and Management" on page 7 of the Proxy Statement is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information respecting certain relationships and transactions of management set forth under the captions "Compensation Committee Interlocks and Insider Participation" on page 4 and "Certain Transactions" on page 8 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1.     Financial Statements.

        The Company's audited financial statements are set forth at the following pages of this report:


                                                                         Page
Independent Auditors' Report...........................................   21
Consolidated Balance Sheets............................................   22
Consolidated Statements of Earnings....................................   24
Consolidated Statements of  Stockholders' Equity.......................   25
Consolidated Statements of Cash Flows..................................   26
Notes to Consolidated Financial Statements.............................   28

        2.     Financial Statement Schedules.

        Financial statement schedules are not required because all required information is included in the financial statements.

(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1997.

(c)     Exhibits

Exhibit
Number    Description
1    <F1> Form of Underwriting Agreement.
2.1  <F1> Asset  Purchase  Agreement  dated January 10, 1996,  among  Smithway
          Motor Xpress,  Inc., an Iowa corporation,  Smith Trucking  Company, a
          Kansas corporation, and Delmar Smith.
2.2  <F2> Asset Purchase Agreement dated October 4, 1996, among Smithway Motor
          Xpress,  Inc., an Iowa  corporation,  Smithway  Motor Xpress Corp.,  a
          Nevada  corporation,  Marquardt  Transportation,  Inc., a South Dakota
          corporation, and Ralph and Lucille Marquardt.
2.3  <F2> First Amendment to Asset Purchase  Agreement dated as of October 24,
          1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway
          Motor Xpress Corp., a Nevada  corporation,  Marquardt  Transportation,
          Inc., a South Dakota corporation, and Ralph and Lucille Marquardt.
2.4  <F2> Second  Amendment to Asset Purchase  Agreement  dated as of December
          27, 1996,  among  Smithway  Motor Xpress,  Inc., an Iowa  corporation,
          Smithway   Motor  Xpress  Corp.,  a  Nevada   corporation,   Marquardt
          Transportation,  Inc.,  a South  Dakota  corporation,  and  Ralph  and
          Lucille Marquardt.
3.1  <F1> Articles of Incorporation.
3.2  <F1> Bylaws.
4.1  <F1> Articles of Incorporation.
4.2  <F1> Bylaws.
10.1 <F1> Outside Director Stock Plan dated March 1, 1995.
10.2 <F1> Incentive Stock Plan, adopted March 1, 1995.
10.3 <F1> 401(k) Plan, adopted August 14, 1992, as amended.
10.4 <F1> Form of  Agency  Agreement between Smithway Motor Xpress, Inc. and its independent commission
          agents.
10.5 <F1> Memorandum of officer incentive compensation policy.
10.6 <F1> Form  of  Independent  Contractor  Agreement  between  Smithway  Motor
          Xpress, Inc. and its independent contractor providers of tractors.
10.7 <F1> Asset Purchase Agreement dated  January 10, 1996, among Smithway Motor
          Xpress, Inc.,  an  Iowa  corporation, Smith Trucking Company, a Kansas
          corporation,  and  Delmar   Smith,  filed  as   Exhibit  2.4 to  this
          Registration Statement and incorporated by reference.
10.8 <F2> Asset Purchase Agreement dated  October 4, 1996,  among Smithway Motor
          Xpress,  Inc., an Iowa  corporation,  Smithway  Motor Xpress Corp.,  a
          Nevada  corporation,  Marquardt  Transportation,  Inc., a South Dakota
          corporation, and Ralph and Lucille Marquardt.
10.9 <F2> First Amendment to Asset Purchase  Agreement dated as of October 24,
          1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway
          Motor Xpress Corp., a Nevada  corporation,  Marquardt  Transportation,
          Inc., a South Dakota corporation, and Ralph and Lucille Marquardt.
10.10<F2> Second  Amendment to Asset Purchase  Agreement  dated as of December
          27, 1996,  among  Smithway  Motor Xpress,  Inc., an Iowa  corporation,
          Smithway   Motor  Xpress  Corp.,  a  Nevada   corporation,   Marquardt
          Transportation,  Inc.,  a South  Dakota  corporation,  and  Ralph  and
          Lucille Marquardt.







Exhibit
Number    Description
10.11<F3> Credit  Agreement  dated September 3, 1997,  between  Smithway Motor
          Xpress Corp., as Guarantor,  Smithway Motor Xpress, Inc., as Borrower,
          and LaSalle National Bank.
21   <F2> List of subsidiaries.
23   <F4> Consent of KPMG Peat Marwick LLP, independent accountants.
27   <F4> Financial Data Schedule.

---------------

<F1>      Incorporated by reference from the Company's Registration Statement on
          Form S-1, Registration No. 33-90356, effective June 27, 1996.

<F2>      Incorporated  by  reference from  the Company's Yearly Report on Form
          10-K for the fiscal year ended December 31, 1996. Commission File No.000-20793, dated March 31, 1997.

<F3>      Incorporated by reference from the Company's Quarterly  Report on Form
          10-Q for the period ended September 30, 1997. Commission File No. 000-20793, dated November 12, 1997.

<F4>      Filed herewith.

                                SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SMITHWAY MOTOR XPRESS CORP.



Date:   March 11, 1998              By:     /s/ William G. Smith
        ---------------------               --------------------
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


      Signature                   Position                         Date
/s/ William G. Smith        Chairman of the Board,
---------------------------   President, and Chief
William G. Smith              Executive Officer; Director
                              (principal executive officer      March 11, 1998

/s/ G. Larry Owens          Executive Vice President and
---------------------------   Chief Financial Officer;
G. Larry Owens                Director                          March 11, 1998

/s/ Michael E. Oleson       Treasurer and Chief Accounting
---------------------------   Officer (principal financial
Michael E. Oleson             and accounting officer)           March 11, 1998

/s/ Herbert D. Ihle
-------------------
Herbert D. Ihle             Director                            March 11, 1998

/s/ Robert  E. Rich
-------------------
Robert E. Rich              Director                            March 11, 1998

/s/ Terry G. Christenberry  Director                            March 11, 1998
---------------------------
Terry G. Christenberry

                      INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Smithway Motor Xpress Corp.:

        We have audited the accompanying consolidated balance sheets of Smithway Motor Xpress Corp. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithway Motor Xpress Corp. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP



Des Moines, Iowa
February 4, 1998



               SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY
                      Consolidated Balance Sheets
                         (Dollars in thousands)

                                                      December 31,
                                                 -----------------------
                     Assets                        1997         1996
                     ------                        -----        ----
Current assets:
   Cash and cash equivalents                    $     4,082$         940
   Receivables (note 6):
      Trade                                          11,040        9,676
      Other                                           1,261          985
      Recoverable income taxes                            -          211
   Inventories                                        1,064          713
   Deposits, primarily with insurers (note 13)          770          921
   Prepaid expenses                                   1,160          846
   Deferred income taxes (note 7)                       350          282
                                                 ----------  -----------
           Total current assets                      19,727       14,574
                                                 ----------  -----------
Property and equipment (note 6):
   Land                                                 531          531
   Buildings and improvements                         5,100        4,375
   Tractors                                          38,217       28,245
   Trailers                                          24,233       19,514
   Other equipment                                    5,308        3,543
                                                 ----------  -----------
                                                     73,389       56,208
   Less accumulated depreciation                     20,257       17,038
                                                 ----------  -----------
           Net property and equipment                53,132       39,170
                                                 ----------  -----------
Other assets, net (notes 3 and 14)                    2,019        1,586
                                                 ----------  -----------

                                                $    74,878$      55,330
                                                 ==========  ===========








      See accompanying notes to consolidated financial statements.

                SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY
                       Consolidated Balance Sheets
                          (Dollars in thousands)

                                                                 December 31,
                       Liabilities and                      --------------------
                      Stockholders' Equity                     1997       1996
                      --------------------                     -----      ----
Current liabilities:
    Line of credit (note 5)                               $        -    $ 4,490
    Current maturities of long-term debt (note 6)              3,971      3,260
    Accounts payable                                           2,277      2,211
    Accrued compensation                                       1,278        760
    Income taxes payable                                         275          -
    Accrued loss reserves (note 13)                              905      1,267
    Other accrued expenses                                       921        693
                                                            ---------  ---------
            Total current liabilities                          9,627     12,681
Long-term debt, less current maturities (note 6)              27,005     12,644
Deferred income taxes (note 7)                                 8,340      5,812
                                                            ---------  ---------
            Total liabilities                                 44,972     31,137
                                                            ---------  ---------
Stockholders' equity (note 8 and 9):
    Preferred stock (.01 par value; authorized 5 million
      shares; issued none)                                         -          -
    Common stock:
      Class A (.01 par value; authorized 20 million shares;
      issued 1997 4,003,068; 1996 - 3,999,293 shares)             40         40
      Class B (.01 par value; authorized 5 million shares;
      issued 1 million shares)                                    10         10
    Additional paid-in capital                                11,144     11,104
    Retained earnings                                         18,789     13,116
    Reacquired shares, at cost (14,404 shares)                   (77)       (77)
                                                            ---------  ---------
            Total stockholders' equity                        29,906     24,193
                                                            ---------  ---------
Commitments (notes 12 and 13).
                                                          $   74,878    $55,330
                                                           =========  =========







            See accompanying notes to consolidated financial statements.


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY
                     Consolidated Statements of Earnings
                 (Dollars in thousands, except per share data)

                                                             Years ended December 31,
                                                     -----------------------------------------
                                                        1997           1996          1995
                                                        -----          ----          ----
Operating revenue:
   Freight                                         $      119,688 $      93,428$        77,020
   Other                                                      429           239            319
                                                     ------------  ------------  -------------
       Operating revenue                                  120,117        93,667         77,339
                                                     ------------  ------------  -------------
Operating expenses:
   Purchased transportation                                47,095        37,386         31,621
   Compensation and employee benefits                      26,904        20,800         17,182
   Fuel, supplies, and maintenance                         15,965        12,347         10,183
   Insurance and claims                                     2,206         1,995          1,827
   Taxes and licenses                                       2,299         1,856          1,588
   General and administrative                               5,391         4,214          3,592
   Communications and utilities                             1,378           971            758
   Depreciation and amortization                            7,880         5,740          3,879
                                                     ------------  ------------  -------------
       Total operating expenses                           109,118        85,309         70,630
                                                     ------------  ------------  -------------
       Earnings from operations                            10,999         8,358          6,709
Financial (expense) income:
   Interest expense                                       (1,654)       (1,705)        (1,456)
   Interest income                                            109           157            231
                                                     ------------  ------------  -------------
       Earnings before income taxes                         9,454         6,810          5,484
Income taxes (note 7)                                       3,781         2,860          2,393
                                                     ------------  ------------  -------------
       Net earnings                                $        5,673 $       3,950 $        3,091
                                                     ============  ============  =============
Basic and diluted earnings per share (note 10)     $         1.13 $        0.93$          0.88
                                                     ============  ============  =============







                 See accompanying notes to consolidated financial statements.


                 SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY
               Consolidated Statements of Stockholders' Equity
                 Years ended December 31, 1997, 1996, and 1995
                           (Dollars in thousands)

                                                                              Equity
                                                                             reduction
                                           Additional                          for          Total
                                    Common paid-in     Retained  Reacquired    ESOP      stockholders'
                                    stock  capital     earnings  shares        debt          equity
                                   ------- ----------- --------- ----------- ----------- --------------
Balance at December 31, 1994       $    28 $        -  $  5,167  $      (58) $     (348) $       4,789
Net earnings                             -          -     3,091           -           -          3,091
Net contributions                        -        127         -           -           -            127
Net undistributed earnings of
     "S" corporation
     and sole proprietorship
     at date of termination              -         47       (47)          -           -              -
Cancellation of reacquired
     common shares                       -        (58)        -          58           -              -
Reduction of ESOP debt                   -          -         -           -         105            105
Change in price of common shares
     repurchased which was
     provided for in 1994 (note 8)       -        203         -           -           -            203
Acquisition of 9,627 common shares       -          -         -         (52)          -            (52)
Change in value and number of
     redeemable common shares            -       (319)      (73)          -           -           (392)
                                   ------- ----------- --------- ----------- ----------- --------------
Balance at December 31, 1995            28          -     8,138         (52)       (243)         7,871

Net earnings                             -          -     3,950           -           -          3,950
Reduction of ESOP debt                   -          -         -           -         243            243
Acquisition of 4,777 common shares       -          -         -         (25)          -            (25)
Shares sold for cash, net of
   issuance costs (note 8)              15     10,727         -           -           -         10,742
Change in value and number of
   redeemable common shares              7        377     1,028           -           -          1,412
                                   ------- ----------- --------- ----------- ----------- -------------
Balance at December 31, 1996            50     11,104    13,116         (77)          -         24,193

Net earnings                             -          -     5,673           -           -          5,673
Issuance of stock bonuses                -         40         -           -           -             40
                                   ------- ----------- --------- ----------- ----------- -------------
Balance at December 31, 1997      $     50 $   11,144  $ 18,789  $      (77) $        -  $      29,906
                                  ======== ========== ========== =========== =========== =============








         See accompanying notes to consolidated financial statements.

                SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
                         (Dollars in thousands)
                                                 Years ended December 31,
                                            ---------------------------------
                                               1997         1996         1995
Cash flows from operating activities:
   Net earnings                             $  5,673    $     3,950    $  3,091
                                            ---------   ------------   ---------
   Adjustments to reconcile net earnings to
   cash provided by operating
     activities:
        Depreciation and amortization          7,880          5,740       3,879
        Deferred income taxes                  2,460          2,088       1,184
        Provision for bad debts                   60             --          --
        Stock bonuses                             40             --          --
        Change in:
          Receivables                         (1,214)        (4,756)     (1,285)
          Inventories                           (326)          (210)        (72)
          Deposits, primarily with insurers      151            (67)        (46)
          Prepaid expenses                      (264)            90        (408)
          Accounts payable and other accrued
            liabilities                          450            249         180
                                            ---------   ------------   ---------
            Total adjustments                  9,237          3,134       3,432
                                            ---------   ------------   ---------
            Net cash provided by operating
            activities                        14,910          7,084       6,523
                                            ---------   -----------    ---------


Cash flows from investing activities:
   Payments for acquisitions                  (2,599)        (3,834)          --
   Purchase of property and equipment           (357)        (6,341)     (2,836)
   Proceeds from sale of property and
     equipment                                 1,317          1,321         211
   Purchase of other assets                     (117)            --        (500)
   Proceeds from short-term investments          ---            500         500
                                            ---------   ------------   ---------
            Net cash used in investing
            activities                        (1,756)        (8,354)     (2,625)
                                            ---------   ------------   ---------


Cash flows from financing activities:
   Proceeds from long-term debt               14,300             --       2,869
   Principal payments on long-term debt      (19,822)       (16,068)     (4,593)
   Borrowings on line of credit agreement     44,670         93,593      77,606
   Payments on line of credit agreement      (49,160)       (89,103)    (77,606)
   Proceeds from issuance of common stock,
     net                                          --         11,232          --
   Other                                          --           (420)       (500)
                                            ---------   ------------   ---------
            Net cash used in financing
            activities                        (10,012)         (766)     (2,097)
                                            ----------  ------------   ---------
            Net increase (decrease) in
               cash and cash equivalents        3,142        (2,036)      1,801
Cash and cash equivalents at beginning of
   year                                           940         2,976       1,175
                                            ----------  ------------   ---------
Cash and cash equivalents at end of year    $   4,082   $       940    $  2,976
                                            ==========  ============   =========


                 See accompanying notes to consolidated financial statements.

                 SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY
               Consolidated Statements of Cash Flows, Continued
                          (Dollars in thousands)
                                                 Years ended December 31,
                                            --------------------------------
                                               1997         1996          1995
Supplemental disclosure of cash flow
information: Cash paid during the year for:
      Interest                              $   1,455   $     1,732    $  1,401
      Income taxes                                835           971       2,151
                                            ==========  ============   =========

Supplemental schedules of noncash investing
and financing activities:
      Notes payable issued for tractors and
        trailers                            $  20,594   $     8,996    $ 13,273
      Principal payments made by ESOP              --           243         105
      Issuance of stock bonuses                    40            --          --
      Liability issued for intangible assets       --           100          --
                                            ----------  ------------   ---------

Cash payments for acquisitions:
     Revenue equipment                      $   1,990   $     3,004    $     --
     Intangible assets                            472           727          --
    Other assets                                  137           103          --
                                            ----------  ------------   ---------
                                            $   2,599   $     3,834    $     --
                                            ==========  ============   =========




















          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1996

            (Dollars in thousands, except share and per share data)

(1)     Consolidated Entity

        Smithway Motor Xpress Corp. and subsidiary is a Fort Dodge,  Iowa, based truckload motor carrier, primarily serving shippers in the central United States and southern provinces of Canada. It operates over short-to-medium traffic routes, concentrating primarily on the flatbed segment of the truckload market.

         Smithway Motor Xpress Corp. was incorporated as a Nevada corporation on
                January 17, 1995, to acquire the stock of Smithway Motor Xpress, Inc.; the stock of Smithway Transportation Brokerage, Inc.; the stock of Wilmar Truck Leasing, Inc. (an "S" corporation); and the net assets of Smith Leasing (a sole proprietorship), in preparation for its initial public offering of Class A Common Stock. Smithway Transportation Brokerage, Inc. and Wilmar Truck Leasing, Inc. were merged into Smithway Motor Xpress, Inc. Unless otherwise indicated, the companies and sole proprietorship named in this paragraph are collectively referred to as the "Company."

        The transactions described above were between entities under common control; accordingly, they have been accounted for in a manner similar to a pooling of interests, and the accompanying consolidated financial statements represent the historical combined operations of such companies.

        Pursuant to the  acquisitions  described  above,  Smithway  Motor Xpress
               Corp. issued 2,513,697 shares of its Class A Common Stock and 1,000,000 shares of its Class B Common Stock to the previous owners of the Companies. Management of the Company believes the fair value of the Class A Common Stock was not materially different from that of the Class B Common Stock.

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

                 SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

            (Dollars in thousands, except share and per share data)

(2)     Summary of Significant Accounting Policies, Continued

        Customers

        The Company serves a diverse base of shippers. No single customer accounted for more than 10 percent of the Company's total operating revenues during any of the years ended December 31, 1997, 1996, and 1995. The Company's 10 largest customers accounted for approximately 23 percent, 32 percent, and 34 percent of the Company's total operating revenues during 1997, 1996, and 1995, respectively. The Company's largest concentration of customers is in the steel and building materials industries, which together accounted for approximately 51 percent, 47 percent, and 51 percent of the Company's total operating revenues in 1997, 1996, and 1995, respectively.

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

        Cash and Cash Equivalents

        The Company considers interest-bearing instruments with maturity of three months or less at the date of purchase to be the equivalent of cash. At December 31, 1997 cash equivalents consisted of $3,700 of commercial paper. There were no cash equivalents at December 31, 1996.

        Receivables

        Trade receivables are stated net of an allowance for doubtful accounts of $60 and $-0- at December 31, 1997 and 1996, respectively. The financial status of customers is checked and monitored by the Company when granting credit. The Company routinely has significant dollar transactions with certain customers. At December 31, 1997 and 1996, no individual customer accounted for more than 10 percent of total trade receivables.

        Inventories

        Inventories   consist  of  tractor  and  trailer   supplies  and  parts.
               Inventories are stated at lower of cost (first-in, first-out method) or market.

                SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

          (Dollars in thousands, except share and per share data)

(2)     Summary of Significant Accounting Policies, Continued

        Prepaid Expenses

        Prepaidexpenses consist primarily of the cost of tarps, which are amortized over 36 months and the cost of tires purchased with new equipment, which are amortized over 2 years. The unamortized cost is included in prepaid expenses. Replacement and recapped tires are expensed when placed in service.

        Accounting for Leases

        The Company is a lessee of revenue equipment under operating leases. Rent expense is charged to operations as it is incurred under the terms of the respective leases.

        Property and Equipment

        Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 39 years for buildings and improvements, 5 to 7 years for tractors and trailers, and 3 to 10 years for other equipment. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale. In accordance with industry practices, the gain or loss on retirement or sale is included in depreciation and amortization in the consolidated statements of earnings. Gains or losses on trade-ins are included in the basis of the new asset.

        Intangibles

        Included in other assets are certain intangibles which are being amortized using the straight-line method over periods ranging from 5 to 10 years. Accumulated amortization of $211 and $55, at December 31, 1997 and 1996, respectively, have been netted against these intangible assets.

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

                SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

           (Dollars in thousands, except share and per share data)

(2)     Summary of Significant Accounting Policies, Continued

        ESOP Indebtedness

        At December 31, 1995, long-term indebtedness of the Company-sponsored leveraged Employee Stock Ownership Plan (ESOP) was recorded as long-term debt with a corresponding reduction in stockholders' equity. The outstanding debt was retired during 1996 with proceeds the ESOP received from the sale of shares owned by it in the initial public offering.

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

        Income Taxes

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

        Stock Option Plans

        On January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and provide pro forma net earnings and pro forma net earnings per common share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. APB Opinion No. 25 requires compensation expense to be recorded only if on the date of grant the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

                 SMITHWAY MOTOR XPRESS CORP.  AND SUBSIDIARY

            (Dollars in thousands, except share and per share data)

(2)     Summary of Significant Accounting Policies, Continued

        Net Earnings Per Common Share

        The Company adopted the provisions of SFAS 128, "Earnings per Share" effective December 31, 1997. SFAS 128 is retroactive to prior years, however, the adoption had no effect on prior years' earnings per share as previously reported.

        Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the years. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares.

(3)     Acquisitions

        In February 1997, the Company acquired tractors, trailers, and certain other assets of Pirie Motor Freight, Inc., of Fort Dodge, Iowa. In exchange for these assets, the Company assumed and repaid approximately $1,260 in equipment financing secured by these assets and paid $140 for a noncompete and consulting agreement. The effect of this transaction was not material to the consolidated financial statements of the Company.

        In September 1997, the Company acquired tractors, trailers, and certain other assets of Royal Transport, Ltd. of Grand Rapids, Michigan. In exchange for these assets, the Company repaid approximately $669 in equipment financing secured by these assets and paid $179 to the former owners of Royal Transport, Ltd. In addition, the Company agreed to pay $376 for a noncompete and consulting agreement. The effect of this transaction was not material to the consolidated financial statements of the Company.

        In January 1996, the Company purchased certain trailers and office equipment from Smith Trucking Company and entered into a two-year noncompete agreement. The Company paid total consideration of $381 in the transaction.

        In October 1996, the Company acquired certain assets and assumed certain liabilities and leases of Marquardt Transportation, Inc., of Yankton, South Dakota. Included in the total purchase price of $3,934 was revenue equipment totaling $3,004; intangible assets of $827; and various other assets totaling $103.

        The above acquisitions were accounted for by the purchase method of accounting.

                 SMITHWAY MOTOR XPRESS CORP.  AND SUBSIDIARY

           (Dollars in thousands, except share and per share data)

(4)     Fair Value of Financial Instruments

        SFAS 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1997, the carrying amounts of cash and cash equivalents, trade receivables, other receivables, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of those instruments. The carrying amounts of long-term debt and line of credit approximate fair value because the applicable borrowing rates are tied to current market rates.

(5)     Line of Credit

        At December 31, 1996 the Company had a line of credit agreement which allowed advances up to the lesser of 85 percent of qualifying accounts receivable or $5,750. At December 31, 1996, the Company had outstanding borrowings of $4,490. The interest rate at December 31, 1996 was 8.75 percent. The Company repaid this line of credit during 1997.

(6)     Long-Term Debt

        Long-term debt includes an unsecured credit agreement, entered into during 1997, with an outstanding balance of $10,000 at December 31, 1997, which allows for borrowings up to the lesser of 85 percent of eligible accounts receivable and 75 percent of the net book value of unencumbered revenue equipment or $15,000. The agreement expires August 31, 2001 and contains certain compliance covenants. The Company was in compliance with these covenants at December 31, 1997. The interest rate on the outstanding balance is defined in the agreement and at December 31, 1997 was 6.87 percent. The credit agreement also includes financing for letters of credit. At December 31, 1997, the Company had a letter of credit of $1,000 outstanding for self-insured amounts related to its insurance programs. (See note 13.) This letter of credit directly reduced the amount of potential borrowings available under the credit agreement.

        Long-term debt also includes equipment notes with balances of $20,976 and $15,904 at December 31, 1997 and 1996, respectively. Interest rates on the equipment notes range from 5.67 percent to 7.90 percent with maturities through 2005. The equipment notes are collateralized by the underlying equipment.


        Future maturities on long-term debt for years ending December 31, are as follows: 1998, $3,971; 1999, $4,100; 2000, $14,628; 2001, $2,680;
               and 2002, $4,851.

                 SMITHWAY MOTOR XPRESS CORP.  AND SUBSIDIARY

           (Dollars in thousands, except share and per share data)

(7)     Income Taxes

Income taxes  consisted of the  following  components  for the three years ended
     December 31:

                      Federal                 State                  Total
1997
Current            $      1,082           $        239           $      1,321
Deferred                  2,016                    444                  2,460
                   ------------           ------------           ------------
                   $      3,098           $        683           $      3,781
                   ============           ============           ============
1996
Current            $        725           $         47           $        772
Deferred                  1,712                    376                  2,088
                   ------------           ------------           ------------
                   $      2,437           $        423           $      2,860
                   ============           ============           ============
1995
Current            $      1,088           $        121           $      1,209
Deferred                  1,034                    150                  1,184
                   ------------           ------------           ------------
                   $      2,122           $        271           $      2,393
                   ============           ============           ============

Total income tax expense differs from the amount of income tax expense computed by applying the normal United States federal income tax rate of 34 percent to income before income tax expense. The reasons for such differences are as follows:

                                            Years ended December 31,
                                    --------------------------------------
                                        1997          1996         1995
Computed "expected" income tax
  expense                           $     3,214   $    2,315     $   1,865
State income tax expense, net of
  federal benefit                           451          279           179
Permanent differences, primarily
  nondeductible portion of driver
  per diem and travel expenses              230          176           153
Other                                      (114)          90           196
                                    ------------  -----------    ----------
                                    $     3,781   $    2,860     $   2,393
                                    ============  ===========    ==========

Temporary differences between the financial statement basis of assets and liabilities and the related deferred tax assets and liabilities at December
     31, 1997 and 1996, were as follows:

                                                       1997          1996
Deferred tax assets:
     Alternative minimum tax (AMT) credit
       carryforwa$ds                                       91$           780
     Accrued expenses                                     540            464
                                                --------------   ------------
        Total gross deferred tax assets                 1,450          1,244
                                                --------------   ------------
Deferred tax liabilities:
     Prepaid expenses                                     (17)          (182)
     Property and equipment                            (9,423)        (6,592)
                                                --------------   ------------
        Total gross deferred tax liabilities           (9,440)        (6,774)
                                                --------------   ------------
        Net deferred tax liabilities            $      (7,990)   $    (5,530)
                                                ==============   ============


                                    34

                  SMITHWAY MOTOR XPRESS CORP.  AND SUBSIDIARY

             Notes to Consolidated Financial Statements, Continued

            (Dollars in thousands, except share and per share data)


(7)     Income Taxes, Continued

        The AMT credit carryforwards are available indefinitely to reduce future income tax liabilities to the extent they exceed AMT liabilities.

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

        Pursuant to the transactions described in note 1, the Company had outstanding 2,513,697 shares of Class A Common Stock, 1 million shares of Class B Common Stock, and no shares of preferred stock prior to the initial public offering of Class A Common Stock and certain reacquired shares.

        Effective July 2, 1996, the Company sold 1.5 million shares of its Class A Common Stock in an initial public offering. The shares were sold at $8.50 per share, for a total consideration of $12,750. Underwriting discounts and offering expenses were $2,008, resulting in net proceeds to the Company of $10,742.

        At December 31, 1994, the Company provided a current liability of $310 for certain minority common shares of the Company which were not acquired in the transaction described in note 1. Such amount was charged to additional paid-in capital and retained earnings, since these shares were reacquired as fractional shares. The actual purchase price of these fractional shares during 1995 differed from $310 due to a change in the purchase price of the fractional shares from an anticipated initial public offering price to the appraised value of the Company at December 31, 1994, and a change in the number of shares repurchased. The effect of these changes was $203 and was reflected in additional paid-in capital during 1995.

(9)     Stock Plans

        The Company adopted an outside director stock option plan effective March 1, 1995. The Company has reserved 25,000 shares of Class A Common Stock for issuance pursuant to the plan agreement. The term of each option shall be six years from the grant date. Options vest on the first anniversary of the grant date. Exercise price of each stock option is 85 percent of the fair market value of the common stock on the date of grant.

        The Company also adopted an incentive stock option plan effective March 1, 1995. The Company has reserved 225,000 shares of Class A Common Stock for issuance pursuant to the plan agreement. Any shares which expire unexercised or are forfeited become available again for issuance under the plan. Under this plan, no awards of incentive stock options may be made after December 31, 2004.

        The Company applied APB Opinion No. 25 in accounting for its stock option plans; and, accordingly, no compensation expense has been recognized in the consolidated financial statements. Had the Company determined compensation based on the fair value at the grant date for its outstanding stock options under SFAS 123, the effect on Company's net earnings and net earnings per common share for 1997 and 1996 would have been immaterial. The full impact of calculating compensation cost for stock options under SFAS 123 is reflected over the options' vesting period.

                 SMITHWAY MOTOR XPRESS CORP.  AND SUBSIDIARY

            Notes to Consolidated Financial Statements, Continued

            (Dollars in thousands, except share and per share data)


(9)     Stock Plans, Continued

        A summary of stock option activity and weighted-average exercise prices follows:

                                                     1997                     1996                     1995
                                    Shares       exercise    Shares       exercise    Shares       exercise
                                                    price                    price                    price
                                  ----------   ----------   ---------   ----------   ---------    ---------
Outstanding at beginning of year      88,000   $     9.42      85,000   $     9.50         ---    $     ---
    Granted                           28,000         8.73       3,000         7.23      85,000         9.50
    Exercised                            ---          ---         ---          ---         ---          ---
    Forfeited                         (2,000)        9.50         ---          ---         ---          ---
                                  -----------  ----------   ---------   ----------   ---------    ---------
Outstanding at end of year           114,000   $     9.25      88,000   $     9.42      85,000    $    9.50
                                  -----------  ----------   ---------   ----------   ---------    ---------

Options exercisable at end of year    48,700   $     9.20      16,600   $     9.50         ---    $     ---
Weighted-average fair value of    $     2.22                $    2.72                      ---
   options granted during the year

        At December 31, 1997, the weighted-average remaining contractual life of the outstanding options was 7.45 years.

        The Company used the Black-Scholes option pricing model to determine the fair value of stock options for the years ended December 31, 1997 and 1996. The following assumptions were used in determining the fair value of these options: weighted-average risk-free interest rate, 6.12% in 1997 and 6.44% in 1996; weighted-average expected life, 5 years in 1997 and 3 years in 1996; and weighted-average expected volatility, 21% in 1997 and 20% in 1996. There were no expected dividends.

        Other stock awards granted during 1997 included 6,539 shares of non-vested common stock with a fair value of $13 on the grant date. In 1996, the Company granted 1,690 shares of non-vested common stock with a fair value of $8.88 on the grant date. No stock awards for non-vested shares were made in 1995.

        The Company adopted an independent contractor driver bonus plan effective January 1, 1997. The maximum number of shares to be awarded under the plan are 50,000 shares of Class A Common Stock. The Company awarded 3,211 shares under the plan in 1997.

        The Company also adopted a Class A Common Stock profit incentive plan in 1997. Under the plan, the Company will set aside for delivery to certain participants the number of shares of Class A Common Stock having a market value on the distribution date equal to a designated percentage (as determined by the board of directors) of the Company's consolidated net earnings for the applicable fiscal year. In 1997, the Company awarded $85 to certain employees for which common stock will be issued in 1998.

                SMITHWAY MOTOR XPRESS CORP.  AND SUBSIDIARY

           (Dollars in thousands, except share and per share data)


(10)    Earnings Per Share

        A summary of the basic and diluted earnings per share computations for the years ended December 31, 1997, 1996, and 1995 is presented below:

                                   For the year ended 1997                   For the year ended 1996
                          ----------------------------------------   --------------------------------------
                              Net         Shares                         Net         Shares
                           earnings     (denominator)    Per share     earnings    (denominator)    Per Share
                          (numerator)                     amount      (numerator)                    amount
                          -----------   -------------    ---------   ------------  -------------    ---------
Basic EPS
Net earnings available to
    common stockholders        $5,673     5,000,860          $1.13        $3,950     4,249,893        $0.93
Effect of dilutive
  securities
Common stock options              ---        18,011                          ---           158
Common stock awards               ---           376                          ---           ---
                          -----------   -----------    -----------   -----------   -----------   ----------
Diluted EPS                    $5,673     5,019,247          $1.13        $3,950     4,250,051        $0.93
                          -----------   -----------    -----------   -----------   -----------   ----------


        For the year ended 1995, net earnings available for common stockholders was $3,091 and weighted-average shares outstanding were 3,524,042, resulting in basic earnings per share of $.88. Diluted earnings per share was also $.88 as all common stock options outstanding in 1995 were anti-dilutive.

(11)    Employees' Profit Sharing and Savings Plan and ESOP

        The Company has an Employees' Profit Sharing and Savings Plan, which is a qualified plan under the provisions of Sections 401(a) and 501(a) of the Internal Revenue Code. Eligible employees are allowed to contribute up to a maximum of 15 percent of pretax compensation into the plan. Employers may make savings, matching, and discretionary contributions, subject to certain restrictions. During the years ended December 31, 1997, 1996, and 1995, Company contributions totaled $150, $-0-, and $64, respectively. The Plan owns 486,794 shares of the Company's Class A Common Stock at December 31, 1997.

        The Company previously sponsored an ESOP which was merged into the Employees' Profit Sharing and Savings Plan, effective January 1, 1997. The ESOP had previously incurred a note payable with a balance at December 31, 1996 of $243 in connection with the purchase of common stock of the Company. This debt was retired by the ESOP during 1996 with the proceeds the ESOP received from stock it sold in the initial public offering. Actual interest expense on the ESOP debt was $11 and $31 during the years ended December 31, 1996 and 1995, respectively. Contributions made to the ESOP for the years ended December 31, 1996 and 1995, were $-0- and $138.

                  SMITHWAY MOTOR XPRESS CORP.  AND SUBSIDIARY

            Notes to Consolidated Financial Statements, Continued

           (Dollars in thousands, except share and per share data)


(12)    Lease Commitments

        The Company has entered into various noncancelable operating leases for transportation equipment and buildings which will expire over the next five years. Under the leases for transportation equipment, the Company is responsible for all repairs, maintenance, insurance, and all other operating expenses. Certain leases on transportation equipment require the Company to guarantee the value at the maturity of the lease at amounts varying from 10 percent to 20 percent of the original equipment cost. The maximum contingent liability under such leases is approximately $576 from 1998 to 2001.

        Approximate future minimum lease payments under noncancelable operating leases as of December 31, 1997, totaled $2,074 and are payable as follows: 1998, $1,172; 1999, $629; 2000, $269; and 2001, $4.


        Rent charged to expense on the above leases, expired leases, and short-term rentals was $1,740 in 1997; $1,462 in 1996; and $1,901 in
        1995.

(13)    Contingent Liabilities

        The Company's insurance program for personal liability, physical damage, and workers' compensation involves self-insurance for losses up to $50 per claim, $50 per claim, and $100 per claim, respectively. At December 31, 1997 and 1996, the Company had approximately $905 and $1,267, respectively, accrued for its estimated liability for incurred losses related to these programs. Losses in excess of the self-insured amount per claim are covered by insurance companies.

        The insurance companies require the Company to provide letters of credit to provide funds for payment of the self-insured amounts. At December 31, 1997, the Company had a $1,000 letter of credit issued under the credit agreement described in note 6. In addition, funds totaling $683 and $862 were held by the insurance companies as deposits at December 31, 1997 and 1996, respectively.

        The Company's insurance program for health insurance provided as an employee benefit for all eligible employees involves self-insurance for losses up to $60 per claim and an aggregate loss of $940. At December 31, 1997 and 1996, the Company had approximately $250 and $268, respectively, accrued for its estimated liability related to these claims.

        The Company is also involved in certain legal actions and proceedings arising from the normal course of operations. Management believes that liability, if any, arising from such legal actions and proceedings will not have a material adverse effect on the financial position of the Company.

(14)    Transactions with Related Parties

        At December 31, 1997 and 1996, other receivables included $66 in receivables from an officer and a related party.

                 SMITHWAY MOTOR XPRESS CORP.  AND SUBSIDIARY

            (Dollars in thousands, except share and per share data)



(15)    Quarterly Financial Data (Unaudited)


        Summarized unaudited quarterly financial data for the Company for 1997 and 1996 is as follows:

                              March 31     June 30   September 30  December 31
                            ------------ ----------- ------------ -------------
1997
Operating revenue           $     26,908      30,614       31,834        30,761
Earnings from operations           1,955       3,107        3,369         2,569
Net earnings                         951       1,536        1,695         1,492
Basic and diluted earnings
  per share                         0.19        0.31         0.34          0.30
                            ============ =========== ============ =============


                              March 31     June 30   September 30  December 31
                            ------------ ----------- ------------ -------------
1996
Operating revenue           $     19,860      23,411       24,937        25,459
Earnings from operations           1,296       2,524        2,534         2,005
Net earnings                         513       1,154        1,330           952
Basic and diluted earnings
  per share                         0.15        0.33         0.27          0.19
                            ============ =========== ============ =============


        As a result of rounding, the total of the four quarters may not equal the Company's results for the year.

(16)    Subsequent Event (Unaudited)

        In February 1998, the Company acquired tractors, trailers, and certain other assets of East West Motor Express, Inc. of Black Hawk, South Dakota. In exchange for these assets, the Company paid approximately $6,852 to the previous owners, assumed and repaid approximately $4,017 in equipment financing secured by these assets and agreed to pay $2,229 for goodwill. East West Motor Express, Inc. had approximately $31,000 in revenue during 1997.