Form 10-K/A
period 1997-12-31
SMITHWAY MOTOR XPRESS CORP
filed 1998-03-27
CIK 941914

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

                         Explanatory Note

     This amendment to Form 10-K for the fiscal year ended December 31, 1997, is being filed to correct a typographical error under Item 6. Selected Financial and Operating Data. The Company's basic and diluted earnings per common share were $1.13 for the fiscal year ended December 31, 1997. The Form 10-K originally filed by EDGAR incorrectly reflects basic and diluted earnings per common share of ($1.13). This Form 10-K/A is filed solely to correct that error.

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

ITEM 6.        SELECTED FINANCIAL AND OPERATING DATA



                                                       Years Ended December 31,
                                      1997         1996        1995        1994        1993
                                  ----------    ----------  ----------  ----------  ----------
                                   (in thousands, except per share and operating data amounts)
                                  ----------    ----------  ----------  ----------  ----------
Statement of Operations Data:
Operating revenue.................$  120,117    $   93,667  $   77,339  $   69,180  $   59,931
Operating expenses:
  Purchased transportation........    47,095        37,386      31,621      27,420      23,797
  Compensation and employee
    benefits......................    26,904        20,800      17,182      15,877      13,840
  Fuel, supplies, and maintenance.    15,965        12,347      10,183       9,368       8,876
  Insurance and claims............     2,206         1,995       1,827       2,238       2,318
  Taxes and licenses..............     2,299         1,856       1,588       1,454       1,492
  General and administrative......     5,391         4,214       3,592       3,512       3,357
  Communications and utilities....     1,378           971         758         585         543
  Depreciation and amortization...     7,880         5,740       3,879       2,774       2,821
                                  ----------    ----------  ----------  ----------  ----------
    Total operating expenses......   109,118        85,309      70,630      63,228      57,044
                                  ----------    ----------  ----------  ----------  ----------
    Total operating income........    10,999         8,358       6,709       5,952       2,887
Interest expense (net)............     1,545         1,548       1,225         966       1,179
                                  ----------    ----------  ----------  ----------  ----------
Earnings before income taxes and
  accounting change...............     9,454         6,810       5,484       4,986       1,708
Income taxes......................     3,781         2,860       2,393       1,879         603
Accounting change.................         -             -           -           -          86
                                  ----------    ----------  ----------  ----------  ----------
Net earnings......................     5,673         3,950       3,091       3,107       1,019
Pro Forma Data:
Pro forma provision for income
  taxes<F1>.......................         -             -           -         232         177
                                  ----------    ----------  ----------  ----------  ----------
Pro forma net earnings<F1>........$    5,673    $    3,950  $    3,091  $    2,875  $      842
Pro forma basic and diluted
  earnings per common
  share<F1><F2>...................$     1.13   $      0.93  $     0.88  $     0.82  $     0.25
Pro forma weighted averages shares
  outstanding<F2>
  Basic earnings per common share. 5,000,860     4,249,893   3,524,042   3,498,212   3,428,270
  Diluted earnings per common
    share......................... 5,019,247     4,250,051   3,524,042   3,498,212   3,428,270
Operating Data<F3>:
Operating ratio<F4>...............      90.8%         91.1%       91.3%       91.4%       95.2%
Average revenue per tractor per
  week............................$    2,342    $    2,243  $    2,160  $    2,272  $    2,129
Average revenue per loaded mile...$     1.36<F5>      1.37  $     1.38  $     1.39  $     1.33
Average length  of haul in miles..       609           568         563         571         583
Company tractors at end of period.       525           458         376         302         288
Independent contractor tractors at
  end of period...................       443           406         303         258         219
Weighted average tractors during
  period..........................       909           747         619         532         497
Trailers at end of period.........     1,673         1,492       1,167         911         814
Balance Sheet Data (at end of
  period):
Working capital (deficit).........$   10,100    $    1,893  $    2,516  $      371  $   (2,236)
Net property and equipment........    53,132        39,170      27,843      15,824      14,211
Total assets......................    74,878        55,330      40,702      25,229      22,569
Long-term debt, including current
  maturities......................    30,976        15,904      23,219      11,775      10,899
Total stockholders' equity..........  29,906        24,193       7,871       4,789       2,513

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



Date:   March 27, 1998              By:     /s/ William G. Smith
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


      Signature                   Position                         Date
/s/ William G. Smith        Chairman of the Board,
---------------------------   President, and Chief
William G. Smith              Executive Officer; Director
                              (principal executive officer      March 27, 1998

/s/ G. Larry Owens          Executive Vice President and
---------------------------   Chief Financial Officer;
G. Larry Owens                Director                          March 27, 1998

/s/ Michael E. Oleson       Treasurer and Chief Accounting
---------------------------   Officer (principal financial
Michael E. Oleson             and accounting officer)           March 27, 1998

/s/ Herbert D. Ihle
-------------------
Herbert D. Ihle             Director                            March 27, 1998

/s/ Robert  E. Rich
-------------------
Robert E. Rich              Director                            March 27, 1998

/s/ Terry G. Christenberry  Director                            March 27, 1998
---------------------------
Terry G. Christenberry

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