Form 10-Q
period 1998-03-31
SMITHWAY MOTOR XPRESS CORP
filed 1998-05-14
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549-1004

                     ------------------------------------


                                  FORM 10-Q

                                  (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

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

                              YES X     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 8, 1998).

            Class A Common Stock, $.01 par value: 4,015,015 shares Class B Common Stock, $.01 par value: 1,000,000 shares

                                                  Exhibit Index is on Page 14.

                                    PART I
                            FINANCIAL INFORMATION


                                                                       PAGE
                                                                      NUMBER
Item 1. Financial Statements.........................................    3
        Condensed Consolidated Balance Sheets as of December 31, 1997
             and March 31, 1998 (unaudited).........................     3
        Condensed Consolidated Statements of Earnings for the three
             months ended March 31, 1998 and 1997 (unaudited).......     5
        Condensed Consolidated Statements of Stockholders' Equity for
             the year ended December 31, 1997, and the three months
             ended March 31, 1998 (unaudited).......................     6
        Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 1998 and 1997 (unaudited).......     7
        Notes to Condensed Consolidated Financial Statements (unaudited) 9
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................    10

                                   PART II
                              OTHER INFORMATION


Item 1 Legal Proceedings..............................................   14
Item 2 Changes in Securities..........................................   14
Item 3 Defaults Upon Senior Securities................................   14
Item 4 Submission of Matters to a Vote of Security Holders............   14
Item 5 Other Information..............................................   14
Item 6 Exhibits and Reports on Form 8-K...............................   14

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

                                    PART I
                             FINANCIAL INFORMATION


                 SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                       March 31,  December 31,
                                                          1998        1997
                                                      ------------------------
                                                      (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................$      1,406   $   4,082
  Receivables:
    Trade.............................................      13,600      11,040
    Other.............................................       2,142       1,261
Inventories...........................................       1,277       1,064
Deposits, primarily with insurers.....................         240         770
Prepaid expenses......................................       1,943       1,160
Deferred income taxes.................................         410         350
                                                      ------------------------
      Total current assets............................      21,018      19,727
                                                      ------------------------
Property and equipment:
  Land................................................         781         531
  Buildings and improvements..........................       5,651       5,100
  Tractors............................................      44,552      38,217
  Trailers............................................      29,198      24,233
  Other equipment.....................................       5,651       5,308
                                                      ------------------------
                                                            85,883      73,389
  Less accumulated depreciation and amortization......      22,244      20,257
                                                      ------------------------
      Net property and equipment......................      63,589      53,132
                                                      ------------------------
Other assets..........................................       4,419       2,019
                                                      ------------------------
                                                      $     89,026   $  74,878
                                                      ========================



                                                               Page 3 of 17
    See accompanying notes to condensed consolidated financial statements.

                 SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                       March 31,  December 31,
                                                          1998        1997
                                                      ------------------------
                                                      (unaudited)
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt................$      4,205  $    3,971
  Accounts payable....................................       3,661       2,277
  Accrued compensation................................       1,428       1,278
  Income taxes payables...............................         601         275
  Accrued loss reserves...............................       1,077         905
  Other accrued expenses..............................         318         921
                                                      ------------------------
      Total current liabilities.......................      11,290       9,627
Long-term debt, less current maturities...............      37,782      27,005
Deferred income taxes.................................       8,830       8,340
                                                      ------------------------
      Total liabilities...............................      57,902      44,972
                                                      ------------------------
Stockholders' equity:
  Preferred stock.....................................           -           -
  Common stock:
    Class A...........................................          40          40
    Class B...........................................          10          10
  Additional paid-in capital..........................      11,219      11,144
  Retained earnings...................................      19,932      18,789
  Reacquired shares, at cost..........................         (77)        (77)
                                                      ------------------------
      Total stockholders' equity......................      31,124      29,906
Commitments...........................................
                                                      ------------------------
                                                      $     89,026  $   74,878
                                                      ========================



                                                               Page 4 of 17
    See accompanying notes to condensed consolidated financial statements.

                 SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                         1998         1997
                                                     ------------  -----------
Operating revenue:
  Freight............................................$     33,294  $    26,881
  Other..............................................          97           27
                                                     ------------  -----------
      Operating revenue..............................      33,391       26,908
                                                     ------------  -----------
Operating expenses:
  Purchased transportation...........................      13,206       10,537
  Compensation and employee benefits.................       7,866        6,047
  Fuel, supplies, and maintenance....................       4,344        3,833
  Insurance and claims...............................         737          472
  Taxes and licenses.................................         632          528
  General and administrative.........................       1,348        1,270
  Communication and utilities........................         413          363
  Depreciation and amortization......................       2,352        1,903
                                                     ------------  -----------
      Total operating expenses.......................      30,898       24,953
                                                     ------------  -----------
      Earnings from operations.......................       2,493        1,955
Financial (expense) income:
  Interest expense...................................        (585)        (320)
  Interest income....................................          80            4
                                                     ------------  -----------
      Earnings before income taxes...................       1,988        1,639
Income taxes.........................................         845          688
                                                     ------------  -----------
Net earnings.........................................$      1,143  $       951
                                                     ============  ===========
Basic and diluted earnings per common share.......... $      0.23  $      0.19
                                                     ============  ===========
Basic weighted average common shares outstanding.....   5,005,804    4,999,293
  Common stock options and awards....................      39,727          910
                                                     ------------  -----------
Diluted weighted average common shares outstanding...   5,045,531    5,000,203
                                                     ============  ===========



                                                               Page 5 of 17
    See accompanying notes to condensed consolidated financial statements.




                 SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF
                             STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                  (Unaudited)


                                         Additional                       Total
                                Common   paid-in    Retained Reacquired stockholders'
                                 stock   capital    earnings   shares    equity
                               --------  ---------- -------- ---------- -------------

Balance at December 31, 1996...$     50  $ 11,104   $ 13,116 $     (77) $     24,193
Net earnings...................       -         -      5,673         -         5,673
Issuance of stock bonuses......       -        40          -         -            40
                               --------  --------   -------- ---------- ------------
Balance at December 31, 1997...      50    11,144     18,789       (77)       29,906
Net earnings...................       -         -      1,143         -         1,143
Issuance of stock bonuses......       -        75          -         -            75
                               --------  --------   -------- ---------- ------------
Balance at March 31, 1998......$     50  $ 11,219   $ 19,932 $     (77) $     31,124
                               ========  ========   ======== ========== ============



                                                               Page 6 of 17
    See accompanying notes to condensed consolidated financial statements.

                 SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)


                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                               1998      1997
                                                           --------- ---------
Cash flows from operating activities:
  Net earnings.............................................$   1,143 $     951
                                                           --------- ---------
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization..........................    2,352     1,903
    Deferred income taxes..................................      430      (613)
    Provision for bad debts................................       12         -
    Stock bonuses..........................................       75         -
    Changes in:
      Receivables..........................................   (3,453)   (2,835)
      Inventories..........................................      (84)       (7)
      Deposits, primarily with insurers....................      530       171
      Prepaid expenses.....................................     (601)   (2,625)
      Accounts payable and other accrued liabilities.......    1,429     3,595
                                                           --------- ---------
             Total adjustments.............................      690      (411)
                                                           --------- ---------
             Net cash provided by operating activities.....    1,833       540
                                                           --------- ---------

Cash flows from investing activities:
  Payments for acquisitions................................  (11,346)   (1,421)
  Purchase of property and equipment.......................   (1,509)   (2,687)
  Proceeds from the sale of property and equipment.........      510       113
  Purchase of other assets.................................      (59)      (43)
                                                           --------- ---------
             Net cash used in investing activities.........  (12,404)   (4,038)
                                                           --------- ---------

Cash flows from financing activities:
  Proceeds from long-term debt.............................   11,000     3,000
  Principal payments on long-term debt.....................   (3,105)   (1,859)
  Borrowings on line of credit agreement...................        -    37,887
  Payments on line of credit agreement.....................        -   (35,863)
                                                           --------- ---------
      Net cash provided by financing activities............    7,895     3,165
                                                           --------- ---------

      Net decrease in cash and cash equivalents............   (2,676)     (333)
Cash and cash equivalents at beginning of period...........    4,082       940
                                                           --------- ---------
Cash and cash equivalents at end of period.................$   1,406 $     607
                                                           ========= =========



                                                               Page 7 of 17
    See accompanying notes to condensed consolidated financial statements.

                 SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                                  (Unaudited)
                            (Dollars in thousands)



                                                          Three months ended
                                                              March 31,
                                                        ----------------------
                                                            1998       1997
                                                        ----------   ---------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest......................................... $      737   $     301
      Income taxes.....................................         91           2
                                                        ==========   =========
Supplemental schedules of noncash investing and financing
activities:
    Notes payable issued for tractors and trailers..... $    1,962   $       -
    Issuance of stock bonuses..........................         75           -
    Liability issued for intangible assets.............      1,154           -
                                                        ==========   =========
Cash payments for acquisitions:
    Revenue equipment.................................. $    8,913   $   1,175
    Intangible assets..................................      1,162         171
    Other assets.......................................      1,271          75
                                                        ----------   ---------
Total cash paid for acquisitions....................... $   11,346   $   1,421
                                                        --========   =========



                                                               Page 8 of 17
    See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.     Basis of Presentation

            The condensed consolidated financial statements include the accounts of Smithway Motor Xpress Corp., a Nevada holding company, and its wholly owned subsidiaries, Smithway Motor Xpress, Inc. and East West Motor Express, Inc. Unless otherwise indicated, the companies named in this paragraph are collectively referred to as the "Company." All significant intercompany balances and transactions have been eliminated in consolidation.

            The condensed consolidated financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the published rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.     Acquisition

            In February 1998, the Company acquired tractors, trailers, and certain other assets of East West Motor Express, Inc. of Black Hawk, South Dakota. In exchange for these assets, the Company paid approximately $6,852 to the previous owners, assumed and repaid approximately $4,017 in equipment financing secured by these assets and agreed to pay $2,256 goodwill. East West Motor Express, Inc. had approximately $31 million in revenue during 1997.

Note 3.     Change in Accounting Estimate

            The Company changed its estimate of the useful life of tires purchased with revenue equipment from two years to the estimated life of the underlying revenue equipment. This change was based on the Company's experience with warranties and tread life of tires and has been accounted for prospectively beginning January 1, 1998. The effect on net earnings and basic and diluted earnings per share was not material for the 1998 quarter.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the first three months of the Company's 1998 and 1997 fiscal years, respectively.

Results of Operations

      The Company has expanded its operations substantially over the past three years through a combination of internal growth and acquisitions. In the quarter ended March 31, 1998, revenue increased 24.1% and net earnings increased 20.2%, compared with the same quarter in 1997. During the quarter the Company completed its sixth acquisition since 1995, purchasing the trucking assets and business of East West Motor Express, Inc., a $31.0 million annual revenue dry van and flatbed carrier based in Black Hawk, South Dakota. The acquisition resulted in net capital expenditures of approximately $11.3 million by the Company.

      The Company operates a tractor-trailer fleet comprised of Company-owned vehicles and vehicles obtained under leases from independent contractors. Fluctuations among expense categories may occur primarily as a result of two factors: (i) the percentage of the Company's tractor fleet being obtained through independent contractors, and (ii) the use of operating leases to finance revenue equipment. Costs associated with revenue equipment acquired under operating leases or through agreements with independent contractors are expensed as "purchased transportation." For these categories of equipment the Company does not incur costs such as interest and depreciation as it might with owned equipment. In addition, for independent contractors, tractors, driver compensation, fuel, communications, and certain other expenses are borne by the independent contractors and are not incurred by the Company. Obtaining equipment from independent contractors and under operating leases reduces capital expenditures and on-balance sheet leverage and effectively shifts expenses from interest to "above the line" operating expenses. The fleet profile of acquired companies and the Company's relative recruiting and retention success with Company-employed drivers and independent contractors will cause fluctuations from time-to-time in the percentage of the Company's fleet that is owned versus obtained from independent contractors and under operating leases. Accordingly, management intends to evaluate the Company's efficiency using pretax margin and net margin rather than operating ratio(*).

      The following table sets forth the percentage relationship of certain items to operating revenue for the three months ended March 31, 1998 and 1997:


                                                              1998      1997
                                                            ---------  -------
Operating revenue...........................................   100.0%   100.0%
Operating expenses
  Purchased transportation..................................    39.6     39.2
  Compensation and employee benefits........................    23.6     22.5
  Fuel, supplies, and maintenance...........................    13.0     14.2
  Insurance and claims......................................     2.2      1.7
  Taxes and licenses........................................     1.9      2.0
  General and administrative................................     4.0      4.7

--------
    (*) May contain "forward-looking" statements.

  Communications and utilities..............................     1.2      1.3
  Depreciation and amortization.............................     7.0      7.1
                                                            ---------  -------
    Total operating expenses................................    92.5     92.7
                                                            ---------  -------
Earnings from operations....................................     7.5      7.3
Interest expense (net)......................................    (1.5)    (1.2)
                                                            ---------  -------
Earnings before income taxes................................     6.0      6.1
Income taxes................................................    (2.6)    (2.6)
                                                            ---------  -------
Net earnings................................................     3.4%     3.5%
                                                            =========  =======

Comparison of three months ended March 31, 1998, with three months ended March 31, 1997

      Operating revenue increased $6.5 million (24.1%) to $33.4 million during the 1998 quarter from $26.9 million during the 1997 quarter. Expanded business with existing customers and revenue from the acquired operations of Royal Transport in September 1997 and East West Motor Express on February 27, 1998, contributed to the Company's revenue growth. The increase was attributable to
(i) a 2.8% increase in revenue equipment utilization as the average billed miles per tractor per week increased to 1,667 miles in the 1998 quarter from 1,621 miles in the 1997 quarter; and (ii) a 21.3% increase in weighted average tractors, to 1,060 during the 1998 quarter from 874 during the 1997 quarter.

      Purchased transportation increased $2.7 million (25.3%) to $13.2 million in the 1998 quarter from $10.5 million in the 1997 quarter as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation increased to 39.6% of revenue in the 1998 quarter from 39.2% in the 1997 quarter. This reflects an increase in the percentage of the Company's fleet supplied by independent contractors as a result of the Company's internal recruiting efforts and the acquisition of East West, which has obtained a higher percentage of its fleet from independent contractors.

      Compensation and employee benefits increased $1.8 million (30.1%) to $7.9 million in the 1998 quarter from $6.0 million in the 1997 quarter. As a percentage of revenue, compensation and employee benefits increased to 23.6% of revenue in the 1998 quarter from 22.5% in the 1997 quarter. Higher claims submissions under the Company's health insurance policy and an increase in the per-mile wage paid to van division drivers more than offset a decrease in the percentage of the Company's fleet attributable to Company-owned equipment.

      Fuel, supplies, and maintenance increased $511,000 (13.3%) to $4.3 million in the 1998 quarter from $3.8 million in the 1997 quarter. As a percentage of revenue, fuel, supplies, and maintenance decreased to 13.0% of revenue for the 1998 quarter compared with 14.2% for the 1997 quarter reflecting a 13.7% decrease in fuel costs to $1.07 during the 1998 quarter from $1.24 per gallon during the 1997 quarter. The decrease was partially offset by an increase in the cost of parts, tires, tarps, supplies, and binders used in the Company's tractor fleet.

      Insurance and claims increased $265,000 (56.1%) to $737,000 in the 1998 quarter from $472,000 in the 1997 quarter. As a percentage of revenue, insurance and claims increased to 2.2% of revenue in the 1998 quarter from 1.7% in the 1997 period primarily as a result of an increase in the number of accidents experienced by the Company.

      Taxes and licenses increased $104,000 (19.7%) to $632,000 in the 1998 quarter from $528,000 in the 1997 quarter. As a percentage of revenue, taxes and licenses remained essentially constant at 1.9% of revenue in the 1998 quarter and 2.0% in the 1997 quarter.

      General and administrative expenses increased $78,000 (6.1%) to $1,348,000 in the 1998 quarter from $1,270,000 in the 1997 quarter. As a percentage of revenue, general and administrative expenses decreased to 4.0% of revenue in the 1998 quarter from 4.7% in the 1997 quarter as a result of a decrease in freight revenue being dispatched by terminal agents, resulting in less commissions paid during the 1998 quarter.

      Communications and utilities increased $50,000 (13.8%) to $413,000 in the 1998 quarter from $363,000 in the 1997 quarter. As a percentage of revenue, communications and utilities remained essentially constant at 1.2% of revenue in the 1998 quarter and 1.3% in the 1997 quarter.

      Depreciation and amortization increased $449,000 (23.6%) to $2.4 million in the 1998 quarter from $1.9 million in the 1997 quarter. As a percentage of revenue, depreciation and amortization decreased slightly to 7.0% of revenue in the 1998 quarter from 7.1% in the 1997 quarter principally as a result of a 2.9% increase in revenue per tractor per week in the 1998 quarter compared with the 1997 quarter, which spread the fixed cost of depreciation over greater revenue, as well as a decrease in the percentage of the Company's fleet being comprised of Company-owned tractors. These factors more than offset an increase in amortization of goodwill resulting from the acquisitions of Royal Transport and East West Motor Express after the 1997 quarter.

      Interest expense (net) increased $189,000 (59.8%) to $505,000 in the 1998 quarter from $316,000 in the 1997 quarter. As a percentage of revenue, interest expense (net) increased to 1.5% of revenue in the 1998 quarter from 1.2% in the 1997 quarter, due to higher average debt balances ($33.9 million in the 1998 quarter compared with $21.9 million in the 1997 quarter).

      As a result of the foregoing, the Company's pretax margin improved to 6.0% in the 1998 quarter from 6.1% in the 1997 quarter.

      The Company's effective tax rate was 42.5% in the 1998 quarter (2.6% of revenue) compared with 42.0% in the 1997 quarter (2.6% of revenue) in each case including the cost of nondeductible driver per diem expense absorbed by the Company. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's net earnings.

      Primarily as a result of the factors described above, net earnings increased $192,000 (20.2%) to $1,143,000 (3.4% of revenue) in the 1998 quarter from $951,000 (3.5% of revenue) in the 1997 quarter.

Liquidity and Capital Resources

      The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under a $25 million unsecured credit agreement, cash flow from operations, equipment leases from third-party lessors, and, in 1996, proceeds of the Company's initial public offering. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely Company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. Management believes that its sources of liquidity are adequate to meet its current anticipated working capital requirements, capital expenditures, and other needs at least through 1998(*).

      Net cash provided by operating activities was $1.8 million for the three months ended March 31, 1998. The primary sources of cash from operations were net earnings of $1.1 million increased by $2.4 million in depreciation and amortization and a $1.4 million increase in accounts payable and other accrued liabilities. The Company's principal uses of cash from operations were to service debt and internally finance accounts receivable associated with growth in the business. Accounts receivable increased $3.5 million for the three months ended March 31, 1998. The average age of the Company's accounts receivable was approximately 34.6 days for the 1998 quarter.

      Net cash used in investing activities of $12.4 million in the 1998 quarter related primarily to payments made for the acquisition of assets of East West Motor Express, and purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $14.5 million during the remaining nine months of 1998. Such projected capital expenditures are expected to be funded with cash flow from operations, borrowings, or operating leases(*).

      Net cash provided by financing activities of $7.9 million for the three months ended March 31, 1998, consisted primarily of net borrowings of $11.0 million of principal under the Company's long-term unsecured credit agreement and net repayments of $3.1 million of principal under other long-term debt agreements.

      The  maximum  amount  available  under  the  Company's   unsecured  credit
agreement at March 31, 1998, was $25 million, on which the Company had an outstanding balance of $19.0 million. The interest rate on the outstanding balance is defined in the agreement and at March 31, 1998 was 6.6875%. At March 31, 1998, the Company had total outstanding long-term debt (including current maturities) of approximately $42.0 million, most of which was comprised of obligations for the purchase of revenue equipment and borrowings under the Company's unsecured credit agreement. Interest rates on this debt range from 5.7% to 7.9%, and the principal amounts mature at various dates through December 2002.


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

                  None.

Item 5.     Other Information.

                  None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits


Exhibit
Number   Description
2.1 + Asset Purchase Agreement dated January 10, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smith Trucking Company, a Kansas corporation, and Delmar Smith.
2.2 * Asset Purchase Agreement dated October 4, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt.
2.3 * First Amendment to Asset Purchase Agreement dated as of October 24, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt.
2.4 * Second Amendment to Asset Purchase Agreement dated as of December 27, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt.

Exhibit
Number   Description
2.5    ^ Asset Purchase Agreement dated February 20, 1998, by and among
         Smithway Motor Xpress, Inc., East West Motor Express, Inc. and Darwyn and David Stebbins.
3.1    + Articles of Incorporation.
3.2    + Bylaws.
4.1    + Articles of Incorporation.
4.2    + Bylaws.
10.1   + Outside Director Stock Plan dated March 1, 1995.
10.2   + Incentive Stock Plan, adopted March 1, 1995.
10.3   + 401(k) Plan, adopted August 14, 1992, as amended.
10.4 + Form of Agency Agreement between Smithway Motor Xpress, Inc. and its independent commission agents.
10.5   + Memorandum of officer incentive compensation policy.
10.6   + Form of Independent Contractor Agreement between Smithway Motor
         Xpress, Inc. and its independent contractor providers of tractors.
10.7 + Asset Purchase Agreement dated January 10, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smith Trucking Company, a Kansas
         corporation,   and  Delmar   Smith,   filed  as  Exhibit  2.4  to  this
         Registration Statement and incorporated by reference.
10.8 * Asset Purchase Agreement dated October 4, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt.
10.9 * First Amendment to Asset Purchase Agreement dated as of October 24, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt.
10.10 * Second Amendment to Asset Purchase Agreement dated as of December 27, 1996, among Smithway Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress Corp., a Nevada corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt.
10.11 = Credit Agreement dated September 3, 1997, between Smithway Motor Xpress Corp., as Guarantor, Smithway Motor Xpress, Inc., as Borrower, and LaSalle National Bank.
10.12 ^ Asset Purchase Agreement dated February 20, 1998, by and among Smithway Motor Xpress, Inc., East West Motor Express, Inc., and Darwyn and David Stebbins.

Exhibit
Number   Description
10.13 # First Amendment to Credit Agreement dated March 1, 1998, between Smithway Motor Xpress Corp., as Guarantor, Smithway Motor Xpress, Inc., as Borrower, and LaSalle National Bank.
10.14 # Second Amendment to Credit Agreement dated March 15, 1998, between Smithway Motor Xpress Corp., as Guarantor, Smithway Motor Xpress, Inc., as Borrower, and LaSalle National Bank.
27     # Financial Data Schedule.

------------


+ Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996.

* Incorporated by reference from the Company's Yearly Report on Form 10-K for the fiscal year ended December 31, 1996. Commission File No. 000-20793, dated March 31, 1997.

= Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997. Commission File No. 000-20793, dated November 12, 1997.

^ Incorporated by reference from the Company's Form 8-K. Commission File No.000-20793, dated March 12, 1998.

#     Filed herewith.

      (b)   Reports on Form 8-K.

            A Form 8-K was filed on March 12, 1998, pertaining to the acquisition of certain assets from East West Motor Express, Inc.

                                   SIGNATURE


            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SMITHWAY MOTOR XPRESS CORP.,
                                          a Nevada corporation


Date: May 14, 1998                  By:   /s/ Michael E. Oleson
                                          ---------------------
                                          Michael E. Oleson
                                          Treasurer and Chief Accounting Officer