Form 10-Q
period 1998-06-30
SMITHWAY MOTOR XPRESS CORP
filed 1998-08-11
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------


                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-20793

                           Smithway Motor Xpress Corp.
             (Exact name of registrant as specified in its charter)


            Nevada                                   42-1433844
  (State or other jurisdiction          (I.R.S. employer identification number)
of incorporation or organization)

                                2031 Quail Avenue
                             Fort Dodge, Iowa 50501
                                 (515) 576-7418
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                           principal executive office)

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to the filing requirements for at least the past 90 days.

                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 7, 1998).

             Class A Common Stock, $.01 par value: 4,015,015 shares Class B Common Stock, $.01 par value: 1,000,000 shares

                                                    Exhibit Index is on Page 16.


                                                             Page Number 1 of 19

                                    PART I
                              FINANCIAL INFORMATION


                                                                          PAGE
                                                                         NUMBER
Item 1.  Financial Statements...........................................   3-9
         Condensed Consolidated Balance Sheets as of
           December 31, 1997 and June 30, 1998 (unaudited)..............   3-4
         Condensed Consolidated Statements of Earnings for the
           three and six months ended June 30, 1998 and 1997(unaudited).    5
         Condensed Consolidated Statements of Stockholders' Equity for
           the year ended December 31, 1997, and the six months
           ended June 30, 1998 (unaudited)..............................    6
         Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1998 and 1997 (unaudited)..........   7-8
         Notes to Condensed Consolidated Financial
           Statements (unaudited).......................................    9
Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................  10-15

                                     PART II


 Item 1. Legal Proceedings...............................................    16
 Item 2. Changes in Securities...........................................    16
 Item 3. Defaults Upon Senior Securities.................................    16
 Item 4. Submission of Matters to a Vote of Security Holders.............    16
 Item 5. Other Information...............................................    16
 Item 6. Exhibits and Reports on Form 8-K...............................   16-18

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

                                                             Page Number 2 of 19

                                     PART I
                             FINANCIAL INFORMATION



                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     June 30,          December 31,
                                                                                      1998                 1997
                                                                                ------------------  ------------------
                                                                                 (unaudited)
                                    Assets
Current assets:
  Cash and cash equivalents...................................................  $          2,851    $         4,082
  Receivables:
    Trade.....................................................................            14,421             11,040
    Other.....................................................................             1,859              1,261
  Inventories.................................................................             1,247              1,064
  Deposits, primarily with insurers...........................................               268                770
  Prepaid expenses............................................................             1,501              1,160
  Deferred income taxes.......................................................               470                350
                                                                                ------------------  -------------------
         Total current assets.................................................            22,617             19,727
                                                                                ------------------  -------------------
Property and equipment:
  Land........................................................................               881                531
  Buildings and improvements..................................................             6,028              5,100
  Tractors....................................................................            46,041             38,217
  Trailers....................................................................            30,350             24,233
  Other equipment.............................................................             5,737              5,308
                                                                                ------------------  -------------------
                                                                                          89,037             73,389
  Less accumulated depreciation...............................................            24,541             20,257
                                                                                ------------------  -------------------
         Net property and equipment...........................................            64,496             53,132
                                                                                ------------------  -------------------
Other assets, net.............................................................             4,463              2,019
                                                                                ------------------  -------------------
                                                                                $         91,576    $        74,878
                                                                                ==================  ===================


                                                                                             Page Number 3 of 19

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                   June 30,         December 31,
                                                                                     1998               1997
                                                                              ------------------ ------------------
                                                                                 (unaudited)

                      Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term debt .......................................  $          4,463     $        3,971
  Accounts payable............................................................             4,125              2,277
  Accrued compensation .......................................................             1,640              1,278
  Income taxes payables.......................................................               225                275
  Accrued loss reserves.......................................................             1,221                905
  Other accrued expenses......................................................               340                921
                                                                              ------------------ ------------------
         Total current liabilities............................................            12,014              9,627
Long-term debt, less current maturities.......................................            37,904             27,005
Deferred income taxes.........................................................             9,425              8,340
                                                                              ------------------ ------------------
         Total liabilities....................................................            59,343             44,972
                                                                              ------------------ ------------------
Stockholders' equity:
  Preferred stock.............................................................                 -                  -
  Common stock:
    Class A...................................................................                40                 40
    Class B...................................................................                10                 10
  Additional paid-in capital..................................................            11,307             11,144
  Retained earnings...........................................................            20,953             18,789
  Reacquired shares, at cost..................................................               (77)               (77)
                                                                              ------------------ ------------------
         Total stockholders' equity...........................................            32,233             29,906
                                                                              ------------------ ------------------
                                                                                $         91,576     $       74,878
                                                                              ================== ==================


                                                                                             Page Number 4 of 19


     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                      Three months ended                  Six months ended
                                                           June 30,                           June 30,
                                                    1998             1997              1998              1997
                                               --------------  ----------------   ---------------   ---------------

Operating revenue:
     Freight...................................$       40,762  $         30,486   $        74,056   $        57,367
     Other.....................................            73               128               170               155
                                               --------------  ----------------   ---------------   ---------------
           Operating revenue...................        40,835            30,614            74,226            57,522
                                               --------------  ----------------   ---------------   ---------------
Operating expenses:
     Purchased transportation..................        17,436            11,769            30,642            22,306
     Compensation and employee benefits........         9,919             6,813            17,785            12,860
     Fuel, supplies, and maintenance...........         4,976             4,053             9,320             7,886
     Insurance and claims......................           583               542             1,320             1,014
     Taxes and licenses........................           719               554             1,351             1,082
     General and administrative................         1,582             1,422             2,930             2,692
     Communication and utilities...............           429               331               842               694
     Depreciation and amortization.............         2,795             2,023             5,147             3,926
                                               --------------  ----------------   ---------------   ---------------
          Total operating expenses.............        38,439            27,507            69,337            52,460
                                               --------------  ----------------   ---------------   ---------------
          Earnings from operations.............         2,396             3,107             4,889             5,062
Financial (expense) income
     Interest expense..........................         (732)             (459)           (1,317)             (779)
     Interest income...........................            55                 2               135                 6
                                               --------------  ----------------   ---------------   ---------------
          Earnings before income taxes.........         1,719             2,650             3,707               428
Income taxes...................................           698             1,114             1,543             1,802
                                               --------------  ----------------   ---------------   ---------------
          Net earnings.........................$        1,021  $          1,536   $         2,164   $         2,487
                                               ==============  ================   ===============   ===============
Basic and diluted earnings per common
share..........................................$         0.20  $           0.31   $          0.43   $          0.50
                                               ==============  ================   ===============   ===============
Basic weighted average common shares
outstanding....................................     5,013,592         4,999,293         5,009,682         4,999,293
     Common stock options and awards...........        55,266             6,648            47,499             3,779
                                               --------------  ----------------   ---------------   ---------------
Diluted weighted average common shares
outstanding....................................     5,068,858         5,005,941         5,057,181         5,003,072
                                               ==============  ================   ===============   ===============


                                                                                             Page Number 5 of 19

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                           Additional                                   Total
                                               Common       paid-in      Retained     Reacquired    stockholders'
                                                stock       capital      earnings       shares         equity
                                            ------------- ------------ ------------- -------------  --------------

Balance at December 31, 1996................    $      50      $11,104       $13,116      $    (77)      $  24,193
Net earnings................................            -            -         5,673             -           5,673
Issuance of stock bonuses...................            -           40             -             -              40
                                            ------------- ------------ ------------- -------------  --------------
Balance at December 31, 1997 ...............           50       11,144        18,789           (77)         29,906
Net earnings(unaudited).....................            -            -         2,164             -           2,164
Issuance of stock bonuses(unaudited)........            -          163             -             -             163
                                            ------------- ------------ ------------- -------------  --------------
Balance at June 30, 1998(unaudited).........    $      50      $11,307       $20,953      $    (77)      $  32,233
                                            ============= ============ ============= =============  ==============


                                                                                             Page Number 6 of 19

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                         1998            1997
                                                                                     ------------   ---------------
Cash flows from operating activities:
  Net earnings.......................................................................$      2,164  $         2,487
                                                                                     ------------   ---------------
  Adjustments  to  reconcile  net  earnings to net cash  provided  by  operating activities:
    Depreciation and amortization....................................................       5,147             3,926
    Deferred income taxes............................................................         965               901
    Provision for bad debts..........................................................          22                 -
    Stock bonuses....................................................................         163                 -
    Changes in:
      Receivables....................................................................      (4,002)           (3,145)
      Inventories....................................................................         (54)              (32)
      Deposits, primarily with insurers..............................................         502                 3
      Prepaid expenses...............................................................        (159)             (402)
      Accounts payable and other accrued liabilities.................................       1,896               571
                                                                                     ------------   ---------------
             Total adjustments.......................................................       4,480             1,822
                                                                                     ------------   ---------------
             Net cash provided by operating activities...............................       6,644             4,309
                                                                                     ------------   ---------------

Cash flows from investing activities:
  Payments for acquisitions..........................................................     (11,516)           (1,421)
  Purchase of property and equipment.................................................      (3,949)           (1,026)
  Proceeds from the sale of property and equipment...................................         870               137
  Purchase of other assets...........................................................          37               (65)
                                                                                     ------------   ---------------
             Net cash used in investing activities...................................     (14,558)           (2,375)
                                                                                     ------------   ---------------

Cash flows from financing activities:
  Proceeds from long-term debt.......................................................      11,000             3,000
  Principal payments on long-term debt...............................................      (4,317)           (3,258)
  Borrowings on line of credit agreement.............................................           -            67,938
  Payments on line of credit agreement...............................................           -           (70,107)
                                                                                     ------------   ---------------
         Net cash provided by (used in) financing activities..........................      6,683            (2,427)
                                                                                     ------------   ---------------

         Net decrease in cash and cash equivalents...................................      (1,231)             (493)
Cash and cash equivalents at beginning of period.....................................       4,082               940
                                                                                     ------------   ---------------
Cash and cash equivalents at end of period........................................... $     2,851     $         447
                                                                                     ============   ===============


                                                             Page Number 7 of 19

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)



                                                                                          Six months ended
                                                                                              June 30,
                                                                                 -------------------------------
                                                                                     1998               1997
                                                                                 ------------      -------------

Supplemental disclosure of cash flow information:

  Cash paid during the period for:

      Interest................................................................. $      1,498       $         775

      Income taxes..............................................................         628                   2
                                                                                ============       =============


Supplemental schedules of noncash investing and financing activities:

    Notes payable issued for tractors and trailers..............................$       3,554      $       6,292

    Issuance of stock bonuses...................................................          163                  -

    Liability issued for intangible assets......................................        1,154                  -
                                                                                =============      =============


Cash payments for acquisitions:

    Revenue equipment...........................................................$       8,913      $       1,175

    Intangible assets...........................................................        1,332                171

    Other assets................................................................        1,271                 75
                                                                                -------------      -------------
Total cash paid for acquisitions................................................$      11,516      $       1,421
                                                                                =============      =============


                                                             Page Number 8 of 19

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

                  The condensed consolidated financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the published rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 1997 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.           Acquisition

                  In February 1998, the Company acquired tractors, trailers, and certain other assets of East West Motor Express, Inc. of Black Hawk, South Dakota. In exchange for these assets, the Company paid approximately $6,852 to the previous owners, assumed and repaid approximately $4,017 in equipment financing secured by these assets and agreed to pay $2,256 in goodwill. East West Motor Express, Inc. had approximately $31 million in revenue during 1997.

Note 3.           Change in Accounting Estimate

                  The Company changed its estimate of the useful life of tires purchased with revenue equipment from two years to the estimated life of the underlying revenue equipment. This change was based on the Company's experience with warranties and tread life of tires and has been accounted for prospectively beginning January 1, 1998. The effect on net earnings and basic and diluted earnings per share was not material for the 1998 periods.

Note 4.           Effect of New Financial Accounting Standards

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivative Instruments and
                  Hedging Activities," effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a significant impact on the Company's financial statements.

                                                             Page Number 9 of 19

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Overview

     The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the second quarter and first six months of the Company's 1998 and 1997 fiscal years, respectively.


     The Company has expanded its operations substantially over the past three years through a combination of internal growth and acquisitions. In the quarter ended June 30,1998, revenue increased 33.4% and net earnings decreased 33.5%, compared with the same quarter in 1997. For the six months ended June 30, 1998, revenue increased 29.0% and net earnings decreased 13.0% compared with the same period in 1997.

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



--------
(*)  May contain "forward-looking" statements.


                                                           Page Number 10 of 19

Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenue for the three and six months ended June 30, 1998 and 1997:


                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                     1998              1997              1998            1997
                                                 -------------     ------------      ------------   ---------------
Operating revenue................................       100.0%           100.0%            100.0%             100.0%
Operating expenses
  Purchased transportation.......................          42.7             38.4             41.3              38.8
  Compensation and employee benefits.............          24.3             22.3             24.0              22.4
  Fuel, supplies, and maintenance................          12.2             13.2             12.6              13.7
  Insurance and claims...........................           1.4              1.8              1.8               1.8
  Taxes and licenses.............................           1.8              1.8              1.8               1.9
  General and administrative.....................           3.9              4.6              3.9               4.7
  Communications and utilities...................           1.0              1.1              1.1               1.2
  Depreciation and amortization..................           6.8              6.6              6.9               6.8
                                                  -------------     ------------      ------------   ---------------
    Total operating expenses.....................          94.1             89.9             93.4              91.2
                                                  -------------     ------------      ------------   ---------------
Earnings from operations.........................           5.9             10.1              6.6               8.8
Interest expense (net)...........................          (1.7)            (1.5)            (1.6)             (1.3)
                                                  -------------     ------------      ------------   ---------------
Earnings before income taxes.....................           4.2              8.6              5.0               7.5
Income taxes.....................................           1.7              3.6              2.1               3.2
                                                  -------------     ------------      ------------   ---------------
Net earnings.....................................           2.5%             5.0%             2.9%              4.3%
                                                  =============     ============      ============   ===============

Comparison of three months ended June 30, 1998 with three months ended June 30,1997

     Operating revenue increased $10.2 million (33.4%) to $40.8 million during the 1998 quarter from $30.6 million during the 1997 quarter. Expanded business with existing customers and revenue from the acquired operations of Royal Transport in September 1997 and East West Motor Express in February 1998 contributed to the Company's revenue growth. The increase was attributable to a 36.8% increase in weighted average tractors, to 1,198 during the 1998 quarter from 876 during the 1997 quarter. This was offset by a decrease in revenue per loaded mile to $1.33 in the 1998 quarter from $1.36 in the 1997 quarter. This decrease in rate per mile is a result of the increase in van freight associated with the acquisition of East West Motor Express.

     Purchased transportation increased $5.7 million (48.2%) to $17.4 million in the 1998 quarter from $11.8 million in the 1997 quarter as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation increased to 42.7% of revenue in the 1998 quarter from 38.5% in the 1997 quarter. This reflects an increase in the percentage of the Company's fleet supplied by independent contractors as a result of the Company's internal recruiting efforts and the acquisition of East West, which has obtained a higher percentage of its fleet from independent contractors.

     Compensation and employee benefits increased $3.1 million (45.6%) to $9.9 million in the 1998 quarter from $6.8 million in the 1997 quarter. As a percentage of revenue, compensation and employee benefits increased to 24.3% of revenue in the 1998 quarter from 22.3% in the 1997 quarter. The increase was attributable to (i) an increase in the per-mile wage paid to van division drivers (ii) an increase in the number of trainers and trainees, (iii) an increase in the self-insured retention for health insurance claims and

                                                            Page Number 11 of 19
reserve amounts for the period, and, (iv) an increase in the amount of worker's compensation claims paid and reserved.

     Fuel, supplies, and maintenance increased $923,000 (22.8%) to $5.0 million in the 1998 quarter from $4.1 million in the 1997 quarter. As a percentage of revenue, fuel, supplies, and maintenance decreased to 12.2% of revenue for the 1998 quarter compared with 13.2 % for the 1997 quarter reflecting a 11.9% decrease in fuel costs to $1.04 during the 1998 quarter from $1.18 per gallon during the 1997 quarter. The decrease was partially offset by an increase in the cost of parts, tires, tarps, supplies, and binders used in the Company's tractor fleet.

     Insurance and claims increased $41,000 (7.6%) to $583,000 in the 1998 quarter from $542,000 in the 1997 quarter. As a percentage of revenue, insurance and claims decreased to 1.4% of revenue in the 1998 quarter from 1.8% in the 1997 period as a result of lower liability and physical damage expenses.

     Taxes and licenses increased $165,000 (29.8%) to $719,000 in the 1998 quarter from $554,000 in the 1997 quarter reflecting an increase in Company owned tractors. As a percentage of revenue, taxes and licenses remained constant at 1.8% of revenue.

     General and administrative expenses increased $160,000 (11.3%) to $1.6 million in the 1998 quarter from $1.4 million in the 1997 quarter. As a percentage of revenue, general and administrative expenses decreased to 3.9% of revenue in the 1998 quarter from 4.6% in the 1997 quarter as a result of a decrease in freight revenue being dispatched by terminal agents, resulting in less commissions paid during the 1998 quarter. This was partially offset by a slight increase in advertising cost. Additionally, certain fixed costs are being spread over a larger revenue base.

     Communications and utilities increased $98,000 (29.6%) to $429,000 in the 1998 quarter from $331,000 in the 1997 quarter. As a percentage of revenue, communications and utilities remained essentially constant at 1.0% of revenue in the 1998 quarter and 1.1% in the 1997 quarter.

     Depreciation and amortization increased $772,000 (38.2%) to $2.8 million in the 1998 quarter from $2.0 million in the 1997 quarter. As a percentage of revenue, depreciation and amortization increased slightly to 6.8% of revenue in the 1998 quarter from 6.6% in the 1997 quarter, as lower revenue per tractor less efficiently spread this fixed cost and more than offset a decrease in the percent of the Company's fleet being comprised of Company-owned tractors and trailers.

     Interest expense (net) increased $220,000 (48.1%) to $677,000 in the 1998 quarter from $457,000 in the 1997 quarter. As a percentage of revenue, interest expense (net) increased to 1.7% of revenue in the 1998 quarter from 1.5% in the 1997 quarter, due to higher average debt balances ($41.8 million in the 1998 quarter compared with $25.1 million in the 1997 quarter).

         As a result of the foregoing, the Company's pretax margin decreased to 4.2% in the 1998 quarter from 8.6% in the 1997 quarter.


     The Company's effective tax rate was 40.6% in the 1998 quarter compared with 42.0% in the 1997 quarter. The decrease in the effective tax rate was due to a lower expected combined tax rate for the operations of East West Motor Express, Inc. located in South Dakota. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's net earnings.

                                                            Page Number 12 of 19

     Primarily as a result of the factors described above, net earnings decreased $515,000 (33.5%) to $1.0 million (2.5% of revenue) in the 1998 quarter from $1.5 million (5.0% of revenue) in the 1997 quarter.

Comparison of six months ended June 30, 1998 with six months ended June 30, 1997

     Operating revenue increased $16.7 million (29.0%) to $74.2 million during the 1998 period from $57.5 million during the 1997 period. Expanded business with existing customers and revenue from the acquired operations of Royal Transport in September 1997 and East West Motor Express on February 27, 1998, contributed to the Company's revenue growth. The increase was attributable to
(i) a 5.1% increase in revenue equipment utilization as the average billed miles per tractor per week increased to 1,752 miles in the 1998 period from 1,667 miles in the 1997 period; and (ii) a 28.9% increase in weighted average tractors, to 1,129 during the 1998 period from 876 during the 1997 period which was offset by a decrease in loaded revenue per mile to $1.34 in the 1998 period from $1.36 per loaded mile during the 1997 period. This decrease in rate per mile is a result of the increase in van freight associated with the acquisition of East West Motor Express.

     Purchased transportation increased $8.3 million (37.4%) to $30.6 million in the 1998 period from $22.3 million in the 1997 period as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation increased to 41.3% of revenue in the 1998 period from 38.8% in the 1997 period. This reflects an increase in the percentage of the Company's fleet supplied by independent contractors as a result of the Company's internal recruiting efforts and the acquisition of East West, which has obtained a higher percentage of its fleet from independent contractors. It also reflects an increase in the freight hauled by brokered equipment.

     Compensation and employee benefits increased $4.9 million (38.3%) to $17.8 million in the 1998 period from $12.9 million in the 1997 period. As a percentage of revenue, compensation and employee benefits increased to 24.0% of revenue in the 1998 period from 22.4% in the 1997 period. The increase was attributable to (i) an increase in the per-mile wage paid to van division drivers (ii) an increase in the number of trainers and trainees, (iii) an increase in the self-insured retention for health insurance claims and reserve amounts for the period, and, (iv) an increase in the amount of worker's compensation claims paid and reserved.

     Fuel, supplies, and maintenance increased $1.4 million (18.2%) to $9.3 million in the 1998 period from $7.9 million in the 1997 period. As a percentage of revenue, fuel, supplies, and maintenance decreased to 12.6% of revenue for the 1998 period compared with 13.7% for the 1997 period reflecting a 13.2% decrease in fuel costs to $1.05 per gallon during the 1998 period from $1.21 per gallon during the 1997 period. The decrease was partially offset by an increase in the cost of parts, tires, tarps, supplies, and binders used in the Company's tractor fleet.

     Insurance and claims increased $306,000 (30.2%) to $1.3 million in the 1998 period from $1.0 million in the 1997 period. As a percentage of revenue, insurance and claims remained constant at 1.8% of revenue.

     Taxes and licenses increased $269,000 (24.9%) to $1.4 million in the 1998 period from $1.1 million in the 1997 period. As a percentage of revenue, taxes and licenses remained essentially constant at 1.8% of revenue in the 1998 period and 1.9% in the 1997 period.

                                                            Page Number 13 of 19

    General and administrative expenses increased $238,000 (8.8%) to $2.9 million in the 1998 period from $2.7 million in the 1997 period. As a percentage of revenue, general and administrative expenses decreased to 3.9% of revenue in the 1998 period from 4.7% in the 1997 period predominately as a result of a decrease in freight revenue being dispatched by terminal agents, resulting in less commissions paid during the 1998 period. Additionally, certain fixed costs are being spread over a larger revenue base.

     Communications and utilities increased $148,000 (21.3%) to $842,000 in the 1998 period from $694,000 in the 1997 period. As a percentage of revenue, communications and utilities remained essentially constant at 1.1% of revenue in the 1998 period and 1.2% in the 1997 period.

     Depreciation and amortization increased $1.2 million (31.1%) to $5.1 million in the 1998 period from $3.9 million in the 1997 period. As a percentage of revenue, depreciation and amortization remained essentially constant at 6.9% of revenue in the 1998 period and 6.8% in the 1997 period.

     Interest expense (net) increased $409,000 (52.9%) to $1,182,000 in the 1998 period from $773,000 in the 1997 period. As a percentage of revenue, interest expense (net) increased to 1.6% of revenue in the 1998 period from 1.3% in the 1997 period, due to higher average debt balances ($37.3 million in the 1998 period compared with $25.2 million in the 1997 period). Most of the increase in borrowing was to fund the acquisition of East West Motor Express, Inc. in February 1998.

     As a result of the foregoing, the Company's pretax margin decreased to 5.0% in the 1998 period from 7.5% in the 1997 period.

     The Company's effective tax rate was 41.6% in the 1998 period compared with 42.0% in the 1997 period. The decrease in the effective tax rate was due to a lower expected combined tax rate for the operations of East West Motor Express, Inc. located in South Dakota. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's net earnings.

     Primarily as a result of the factors described above, net earnings decreased $323,000 (13.0%) to $2,164,000 (2.9% of revenue) in the 1998 period from $2,487,000 (4.3% of revenue) in the 1997 period.

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


--------
(*) May contain "forward-looking" statements.

                                                               Page No. 14 of 19

     Net cash provided by operating activities was $6.6 million for the six months ended June 30, 1998. The primary sources of cash from operations were net earnings of $2.2 million increased by $5.1 million in depreciation and amortization, a $1.9 million increase in accounts payable and other accrued liabilities and a $1.0 million increase in deferred income tax liability. The Company's principal uses of cash from operations were to service debt and internally finance accounts receivable associated with growth in the business. Accounts receivable increased $4.0 million for the six months ended June 30, 1998. The average age of the Company's accounts receivable was approximately
33.1 days for the 1998 period compared to 34 days at December 31, 1997.

     Net cash used in investing activities of $14.6 million in the 1998 period related primarily to payments made for the acquisition of assets of East West Motor Express, and purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $8.5 million during the remaining six months of 1998. Such projected capital expenditures are expected to be funded with cash flow from operations, borrowings, or operating leases(*).

     Net cash provided by financing activities of $6.7 million for the six months ended June 30, 1998, consisted primarily of borrowings of $11.0 million of principal under the Company's long-term unsecured credit agreement and repayments of $4.3 million of principal under the Company's long-term unsecured credit agreement and other long-term debt agreements.

     The maximum amount available under the Company's unsecured credit agreement at June 30, 1998, was $25 million, on which the Company had an outstanding balance of $19.0 million. The interest rate on the outstanding balance is defined in the agreement and at June 30, 1998 was 6.6875%. At June 30,1998, the Company had total outstanding long-term debt (including current maturities) of approximately $42.4 million, most of which was comprised of installment obligations for the purchase of revenue equipment and borrowings under the Companys unsecured credit agreement. Interest rates on this debt range from 5.7% to 7.9%, and the principal amounts mature at various dates through December 2002.

Year 2000

     The Company has identified fifteen Year 2000 issues, and has successfully written and tested programs to deal with eleven of these issues. It is anticipated that programs addressing the remaining issues will be written and tested by the end of 1998. All programs are expected to be fully tested and problems resolved by June 30, 1999. The Company has sent a survey to all significant customers and vendors requesting written assurance related to their Year 2000 compliance. As of June 30, 1998, the Company has received responses from 25% of these surveys, all of which indicate expected third party Year 2000 readiness. Management expects the Year 2000 issues to have a minimal impact on the Company's results of operations, liquidity, and capital resources (*).





--------
*May contain "forward-looking" statements.


                                                            Page Number 15 of 19

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Stockholders of Smithway Motor Xpress Corp. was held on May 8, 1998, for the purpose of (a) ratification of the selection of KPMG Peat Marwick LLP as independent certified public accountants for the Company and (b) electing five directors for one-year terms. Proxies for the meeting were solicited pursuant to
         Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. The voting tabulation on the selection of accountants was 3,467,874 shares "FOR", 75 shares "AGAINST", and 4,004 shares "ABSTAIN." The voting tabulation on the election of directors was as follows:

                                                Shares       Shares
                                                Voted        Voted
                                                "FOR"      "ABSTAIN"

           William G. Smith                   5,463,903        8,050
           G. Larry Owens                     5,455,690       16,263
           Terry G. Christenberry             5,461,433       10,520
           Herbert D. Ihle                    5,464,103        7,850
           Robert E. Rich                     5,464,003        7,950

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits



                                                            Page Number 16 of 19

Exhibit
Number       Description
2.1        * Asset  Purchase  Agreement  dated October 4, 1996,  among  Smithway
             Motor Xpress, Inc., an Iowa corporation, Smithway Motor Xpress
             Corp., a Nevada corporation,  Marquart Transportation,  Inc., a
             South Dakota corporation, and Ralph and Lucille Marquardt.
2.2        * First  Amendment to Asset Purchase  Agreement dated as of October
             24, 1996, among Smithway Motor Xpress,  Inc., an Iowa  corporation,
             Smithway  Motor  Xpress  Corp.,  a  Nevada  corporation,  Marquardt
             Transportation,  Inc.,  a South Dakota  corporation,  and Ralph and
             Lucille Marquardt.
2.3        * Second Amendment to Asset Purchase Agreement dated as of December
             27,1996,  among Smithway Motor Xpress,  Inc., an Iowa  corporation,
             Smithway  Motor  Xpress  Corp.,  a  Nevada  corporation,  Marquardt
             Transportation,  Inc.,  a South Dakota  corporation,  and Ralph and
             Lucille Marquardt.
2.4        ^ Asset Purchase Agreement dated February 20, 1998, by and among
             Smithway Motor Xpress, Inc., East West Motor Express, Inc.
             and Darwyn and David Stebbins.
3.1        + Articles of Incorporation.
3.2        + Bylaws.
4.1        + Articles of Incorporation.
4.2        + Bylaws.
10.1       + Outside Director Stock Plan dated March 1, 1995.
10.2       + Incentive Stock Plan, adopted March 1, 1995.
10.3       + 401(k) Plan, adopted August 14, 1992, as amended.
10.4       + Form of Agency Agreement between Smithway Motor Xpress, Inc. and its independent commission agents.
10.5       + Memorandum of officer incentive compensation policy.
10.6       + Form of Independent Contractor Agreement between Smithway Motor
             Xpress, Inc. and its independent contractor providers of tractors.
10.7       * Asset Purchase  Agreement  dated October 4, 1996,  among Smithway
             Motor Xpress,  Inc.,  an Iowa  corporation,  Smithway  Motor Xpress
             Corp.,  a Nevada  corporation,  Marquardt  Transportation,  Inc., a
             South Dakota corporation, and Ralph and Lucille Marquardt.
10.8       * First  Amendment to Asset Purchase  Agreement dated as of October
             24, 1996, among Smithway Motor Xpress,  Inc., an Iowa  corporation,
             Smithway  Motor  Xpress  Corp.,  a  Nevada  corporation,  Marquardt
             Transportation,  Inc.,  a South Dakota  corporation,  and Ralph and
             Lucille Marquardt.
10.9       * Second Amendment to Asset Purchase Agreement dated as of December
             27, 1996, among Smithway Motor Xpress,  Inc., an Iowa  corporation,
             Smithway  Motor  Xpress  Corp.,  a  Nevada  corporation,  Marquardt
             Transportation,  Inc.,  a South Dakota  corporation,  and Ralph and
             Lucille Marquardt.

                                                            Page Number 17 of 19

Exhibit
Number       Description
10.10      = Credit Agreement dated September 3, 1997,  between Smithway Motor
             Xpress  Corp.,  as  Guarantor,  Smithway  Motor  Xpress,  Inc.,  as
             Borrower, and LaSalle National Bank.
10.11      ^ Asset  Purchase  Agreement  dated February 20, 1998, by and among
             Smithway Motor Xpress,  Inc.,  East West Motor  Express,  Inc., and
             Darwyn and David Stebbins.
10.12      < First Amendment to Credit Agreement dated March 1, 1998, between
             Smithway Motor Xpress Corp., as Guarantor, Smithway Motor Xpress,
             Inc., as Borrower, and LaSalle National Bank.
10.13      < Second Amendment to Credit Agreement dated March 15, 1998, between
             Smithway Motor Xpress Corp., as Guarantor, Smithway Motor Xpress,
             Inc., as Borrower, and LaSalle National Bank.
27         # Financial Data Schedule.

                  ------------------


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

^ Incorporated by reference from the Company's Form 8-K. Commission File No.000-20793, dated March 12, 1998.

<        Incorporated by reference from the Company's  Quarterly  Report on Form
         10-Q for the period ended March 31, 1998. Commission File No. 000-20793, dated May 14, 1998.

#        Filed herewith.

         (b)      Reports on Form 8-K.

                  None.

                                                            Page Number 18 of 19

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SMITHWAY MOTOR XPRESS CORP.,
                                          a Nevada corporation



                                          By:      /s/ Michael E. Oleson
Date: August 11, 1998                     Michael E. Oleson
                                          Treasurer and Chief Accounting Officer




                                                            Page Number 19 of 19