Form 10-Q
period 1998-09-30
SMITHWAY MOTOR XPRESS CORP
filed 1998-11-12
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------


                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-20793

                           Smithway Motor Xpress Corp.
             (Exact name of registrant as specified in its charter)


         Nevada                                        42-143384
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

                                                YES X     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 9, 1998 ).

             Class A Common Stock, $.01 par value: 4,015,143 shares Class B Common Stock, $.01 par value: 1,000,000 shares


Exhibit Index is on Page 19.
                                                            Page Number 1 of 21

                                     PART I
                              FINANCIAL INFORMATION


                                                                           PAGE
                                                                          NUMBER
Item 1.  Financial Statements..........................................   3-10
         Condensed Consolidated Balance Sheets as of
          December 31, 1997 and September 30, 1998 (unaudited).........   3-4
         Condensed Consolidated Statements of Earnings for the
          three and nine months ended September 30, 1998
          and 1997(unaudited)..........................................   5
         Condensed Consolidated Statements of Stockholders' Equity for
          the year ended December 31, 1997, and the nine months
          ended September 30, 1998 (unaudited).........................   6
         Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1998 and 1997 (unaudited)....   7-8
         Notes to Condensed Consolidated Financial
          Statements (unaudited).......................................   9-10
Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................   11-17

                                     PART II
                                OTHER INFORMATION


 Item 1. Legal Proceedings............................................... 18
 Item 2. Changes in Securities........................................... 18
 Item 3. Defaults Upon Senior Securities................................. 18
 Item 4. Submission of Matters to a Vote of Security Holders............. 18
 Item 5. Other Information............................................... 18
 Item 6. Exhibits and Reports on Form 8-K................................ 18-20

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


                                                             Page Number 2 of 21

                                     PART I
                              FINANCIAL INFORMATION


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                September 30,       December 31,
                                                                                     1998               1997
                                                                              ------------------ ------------------
                                                                                 (unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents................................................... $           1,436     $        4,082
  Receivables:
    Trade.....................................................................            15,431             11,040
    Other.....................................................................             1,831              1,261
    Recoverable income taxes..................................................                 5                  -
  Inventories.................................................................             1,348              1,064
  Deposits, primarily with insurers...........................................               305                770
  Prepaid expenses and other..................................................               912              1,160
  Deferred income taxes.......................................................               440                350
                                                                              ------------------ ------------------
         Total current assets.................................................            21,708             19,727
                                                                              ------------------ ------------------
Property and equipment:
  Land........................................................................               881                531
  Buildings and improvements..................................................             6,067              5,100
  Tractors....................................................................            54,662             38,217
  Trailers....................................................................            33,992             24,233
  Other equipment.............................................................             5,875              5,308
                                                                              ------------------ ------------------
                                                                                         101,477             73,389
  Less accumulated depreciation...............................................            24,944             20,257
                                                                              ------------------ ------------------
         Net property and equipment...........................................            76,533             53,132
                                                                              ------------------ ------------------
Other assets, net.............................................................             5,138              2,019
                                                                              ------------------ ------------------
                                                                                $        103,379      $      74,878
                                                                              ================== ==================


                                                                                                Page Number 3 of 21

See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                 September 30,      December 31,
                                                                                     1998               1997
                                                                              ------------------ ------------------
                                                                                 (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .......................................  $          5,730 $           3,971
  Accounts payable............................................................             4,615             2,277
  Accrued compensation........................................................             2,194             1,278
  Income taxes payables.......................................................                 -               275
  Accrued loss reserves.......................................................             1,144               905
  Other accrued expenses......................................................               349               921
                                                                                ---------------- -----------------
         Total current liabilities............................................            14,032             9,627
Long-term debt, less current maturities.......................................            45,271            27,005
Deferred income taxes.........................................................            10,238             8,340
                                                                                ---------------- -----------------
         Total liabilities....................................................            69,541            44,972
                                                                                ---------------- -----------------
Stockholders' equity:
  Preferred stock.............................................................                 -                 -
  Common stock:
    Class A...................................................................                40                40
    Class B...................................................................                10                10
  Additional paid-in capital..................................................            11,308            11,144
  Retained earnings...........................................................            22,557            18,789
  Reacquired shares, at cost..................................................               (77)              (77)
                                                                                ---------------- ------------------
         Total stockholders' equity...........................................            33,838            29,906
                                                                                ---------------- ------------------
                                                                                $        103,379 $          74,878
                                                                                ================ ==================

                                                                                                Page Number 4 of 21


See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                     Three months ended                   Nine months ended
                                                       September 30,                        September 30,
                                                  1998               1997              1998              1997
                                             ---------------   ----------------    -------------    ---------------

Operating revenue:
     Freight................................ $        42,203   $         31,739    $     116,259    $        89,106
     Other..................................             221                 95              391                250
                                             ---------------   ----------------    -------------    ---------------
           Operating revenue................          42,424             31,834          116,650             89,356
                                             ---------------   ----------------    -------------    ---------------
Operating expenses:
     Purchased transportation...............          17,911             12,716           48,553             35,022
     Compensation and employee benefits.....           9,679              7,082           27,464             19,943
     Fuel, supplies, and maintenance........           4,934              3,951           14,254             11,837
     Insurance and claims...................             620                585            1,940              1,599
     Taxes and licenses.....................             799                616            2,150              1,699
     General and administrative.............           1,576              1,351            4,506              4,043
     Communication and utilities............             469                343            1,311              1,037
     Depreciation and amortization..........           2,908              1,821            8,055              5,746
                                             ---------------   ----------------    -------------    ---------------
          Total operating expenses..........          38,896             28,465          108,233             80,926
                                             ---------------   ----------------    -------------    ---------------
            Earnings from operations........           3,528              3,369            8,417              8,430
Financial (expense) income
     Interest expense.......................           (831)              (507)          (2,148)            (1,286)
     Interest income........................              46                 37              181                 43
                                             ---------------   ----------------    -------------    ---------------
             Earnings before income taxes...           2,743              2,899            6,450              7,187
Income taxes................................           1,139              1,204            2,682              3,006
                                             ---------------   ----------------    -------------    ---------------
             Net earnings................... $         1,604   $          1,695    $       3,768    $         4,181
                                             ===============   ================    =============    ===============
Basic and diluted earnings per common
share....................................... $          0.32   $           0.34    $        0.75    $          0.84
                                             ===============   ================    =============    ===============
Basic weighted average common shares
outstanding.................................       5,015,082          5,001,913        5,011,523          5,000,163
     Common stock options and awards........           1,365             29,840           32,119              5,978
                                             ---------------   ----------------    -------------    ---------------
Diluted weighted average common
shares outstanding..........................       5,016,447         5,031,753         5,043,642          5,006,141
                                             ===============   ================    =============    ===============




                                                                                                Page Number 5 of 21

See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY
                             (Dollars in thousands)



                                                           Additional                                   Total
                                               Common       paid-in      Retained     Reacquired     stockholders'
                                                stock       capital      earnings       shares         equity
                                            ------------- ------------ ------------- -------------   -------------

Balance at December 31, 1996................$          50  $    11,104  $     13,116  $        (77)   $     24,193
Net earnings................................            -            -         5,673             -           5,673
Issuance of stock bonuses...................            -           40             -             -              40
                                            ------------- ------------ -------------  -------------   -------------
Balance at December 31, 1997 ...............           50       11,144        18,789           (77)         29,906
Net earnings(unaudited).....................            -            -         3,768             -           3,768
Issuance of stock bonuses(unaudited)........            -          164             -             -             164
                                            ------------- ------------ -------------  -------------   -------------
Balance at September 30,
1998(unaudited).............................$          50  $    11,308  $     22,557  $        (77)   $     33,838
                                            ============== ============ ============= =============   =============

                                                                                                Page Number 6 of 21

See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                         1998            1997
                                                                                     ------------   ---------------

Cash flows from operating activities:
  Net earnings....................................................................... $     3,768   $         4,181
                                                                                     ------------   ---------------
  Adjustments  to  reconcile  net  earnings to net cash  provided  by  operating activities:
    Depreciation and amortization....................................................       8,055             5,746
    Deferred income taxes............................................................       1,808             1,500
    Provision for bad debts..........................................................          37                 -
    Stock bonuses....................................................................         164                37
    Changes in:
      Receivables....................................................................      (4,998)           (4,036)
      Inventories....................................................................        (101)              (65)
      Deposits, primarily with insurers..............................................         465               186
      Prepaid expenses...............................................................         459              (886)
      Accounts payable and other accrued liabilities.................................       2,657             2,148
                                                                                     ------------   ---------------
             Total adjustments.......................................................       8,546             4,630
                                                                                     ------------   ---------------
             Net cash provided by operating activities...............................      12,314             8,811
                                                                                     ------------   ---------------

Cash flows from investing activities:
  Payments for acquisitions..........................................................     (14,255)           (2,533)
  Purchase of property and equipment.................................................     (10,295)           (4,376)
  Proceeds from the sale of property and equipment...................................       1,414             6,080
  Purchase of other assets...........................................................        (162)             (128)
                                                                                     ------------   ---------------
             Net cash used in investing activities...................................     (23,298)             (957)
                                                                                     ------------   ---------------

Cash flows from financing activities:
  Proceeds from long-term debt.......................................................      14,000            14,300
  Principal payments on long-term debt...............................................      (5,662)          (17,461)
  Borrowings on line of credit agreement.............................................           -            95,017
  Payments on line of credit agreement...............................................           -           (99,507)
                                                                                     ------------   ---------------
         Net cash provided by(used in) financing activities..........................       8,338            (7,651)
                                                                                     ------------   ---------------

         Net (decrease)increase in cash and cash equivalents.........................      (2,646)              203
Cash and cash equivalents at beginning of period.....................................       4,082               940
                                                                                     ------------   ---------------
Cash and cash equivalents at end of period........................................... $     1,436   $         1,143
                                                                                     ============   ===============

                                                                                                Page Number 7 of 21

See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)




                                                                                         Nine months ended
                                                                                           September 30,
                                                                                 ----------------------------------
                                                                                        1998             1997
                                                                                 ---------------   ----------------
Supplemental disclosure of cash flow information:

  Cash paid during the period for:

      Interest...................................................................$      2,310      $       1,251

      Income taxes...............................................................       1,153                543
                                                                                 ============     ==============


Supplemental schedules of noncash investing and financing activities:

    Notes payable issued for tractors and trailers...............................$     10,394      $      15,831

    Issuance of stock bonuses....................................................         164                 37

    Liability issued for intangible assets.......................................       1,293                  -
                                                                                 ============     ==============




Cash payments for acquisitions:

    Revenue equipment........................................................... $     11,188       $      1,990

    Intangible assets...........................................................        1,697                406

    Other assets................................................................        1,370                137
                                                                                 -------------      -------------
Total cash paid for acquisitions................................................ $     14,255       $      2,533
                                                                                 =============      =============

                                                                                              Page Number 8 of 21

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

Note 2.           Acquisitions

                  In February 1998, the Company acquired tractors, trailers, and certain other assets of East West Motor Express, Inc. of Black Hawk, South Dakota. In exchange for these assets, the Company paid approximately $6.9 million to the previous owners, assumed and repaid approximately $4.0 million in equipment financing secured by these assets and agreed to pay $2.3 million in goodwill. East West Motor Express, Inc. had approximately $31 million in revenue during 1997.

                  In August 1998, the Company acquired tractors, trailers and certain other assets of TP Transportation,Inc.of Enid, Oklahoma. In exchange for the assets, the Company paid
                  $650,000 to the previous owner, assumed and repaid approximately $4.3 million in equipment financing secured by these assets and agreed to pay $150,000 in goodwill. TP Transportation, Inc. had approximately $4 million in revenue during 1997.

Note 3.           Change in Accounting Estimate

                  The Company changed its estimate of the useful life of tires purchased with revenue equipment from two years to the estimated life of the underlying revenue equipment. This change was based on the Company's experience with warranties and tread life of tires and has been accounted for prospectively beginning January 1, 1998. The effect on net earnings and basic and diluted earnings per share was not material for the 1998 periods.
                                                             Page Number 9 of 21

Note 4.           Effect of New Financial Accounting Standards

                  SFAS No.130, "Reporting Comprehensive Income", No. 131, "Disclosures about Segments of an Enterprise and Related Information", and No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" are effective for 1998. The implementation of these standards had no impact on the Company.

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and
                  Hedging Activities," effective for fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a significant impact on the Company's financial statements.


                                                            Page Number 10 of 21

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Overview

         The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the third quarter and first nine months of the Company's 1998 and 1997 fiscal years, respectively.


         The Company has expanded its operations substantially over the past three years through a combination of internal growth and acquisitions. In the quarter ended September 30,1998, revenue increased 33.3% and net earnings decreased 5.4%, compared with the same quarter in 1997. For the nine months ended September 30, 1998, revenue increased 30.5% and net earnings decreased 9.9% compared with the same period in 1997.

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

Subsequent Event

         The Company closed the acquisition of certain assets of JHT, Inc. and related entities (the "Sellers") on October 30, 1998. The Sellers had combined revenue of approximately $24 million in 1997. The Company paid approximately $2.3 million to the Sellers for the acquired assets, repaid approximately $10.2 million in financing secured by the acquired assets, and agreed to pay $1.5 million in goodwill.


--------
    (*)  May contain "forward-looking" statements.
                                                            Page Number 11 of 21

Results of Operations

         The following table sets forth the percentage relationship of certain items to operating revenue for the three and nine months ended September 30, 1998 and 1997:


                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                     1998              1997              1998            1997
                                                 -------------     ------------      ------------   ---------------

Operating revenue................................       100.0%           100.0%           100.0%            100.0%
Operating expenses
  Purchased transportation.......................        42.2             39.9             41.6              39.2
  Compensation and employee benefits.............        22.8             22.2             23.5              22.3
  Fuel, supplies, and maintenance................        11.6             12.4             12.2              13.2
  Insurance and claims...........................         1.5              1.8              1.7               1.8
  Taxes and licenses.............................         1.9              1.9              1.8               1.9
  General and administrative.....................         3.7              4.2              3.9               4.5
  Communications and utilities...................         1.1              1.1              1.1               1.2
  Depreciation and amortization..................         6.9              5.7              6.9               6.4
                                                 -------------     ------------      ------------   ---------------
    Total operating expenses.....................        91.7             89.4             92.8              90.6
                                                 -------------     ------------      ------------   ---------------
Earnings from operations.........................         8.3             10.6              7.2               9.4
Interest expense (net)...........................        (1.8)            (1.5)            (1.7)             (1.4)
                                                 -------------     ------------      ------------   ---------------
Earnings before income taxes.....................         6.5              9.1              5.5               8.0
Income taxes.....................................         2.7              3.8              2.3               3.4
                                                 -------------     ------------      ------------   ---------------
Net earnings.....................................         3.8%             5.3%             3.2%              4.7%
                                                 =============     ============      ============   ===============

Comparison of three months ended September 30, 1998 with three months ended September 30, 1997

         Operating revenue increased $10.6 million (33.3%) to $42.4 million during the 1998 quarter from $31.8 million during the 1997 quarter. Expanded business with existing customers and revenue from the acquired operations of Royal Transport in September 1997, East West Motor Express in February 1998, and TP Transportation in August 1998 contributed to the Company's revenue growth. Weighted average tractors increased 37.4% to 1,263 during the 1998 quarter from 919 during the 1997 quarter. This was offset by a decrease in revenue per loaded mile to $1.33 in the 1998 quarter from $1.37 in the 1997 quarter. This decrease in rate per mile is a result of the increase in van freight associated with the acquisition of East West Motor Express.

         Purchased transportation increased $5.2 million (40.9%) to $17.9 million in the 1998 quarter from $12.7 million in the 1997 quarter as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation increased to 42.2% of revenue in the 1998 quarter from 39.9% in the 1997 quarter. This reflects an increase in the percentage of the Company's fleet supplied by independent contractors as a result of the Company's internal recruiting efforts and the acquisition of East West, which has obtained a higher percentage of its fleet from independent contractors. It also reflects an increase in the freight hauled by brokered equipment.

         Compensation and employee benefits increased $2.6 million (36.7%) to $9.7 million in the 1998 quarter from $7.1 million in the 1997 quarter. As a percentage of revenue, compensation and employee benefits increased to 22.8% of revenue in the 1998 quarter from 22.2% in the 1997 quarter. The increase was attributable to (I) an increase in the per-mile wage paid to van division drivers (ii) an increase in the number of driver trainers and trainees, which increases compensation expense with little additional revenue and, (iii) an increase in the amount of worker's compensation claims paid and reserved.



                                                            Page Number 12 of 21

         Fuel, supplies, and maintenance increased $983,000 (24.9%) to $4.9 million in the 1998 quarter from $4.0 million in the 1997 quarter. As a percentage of revenue, fuel, supplies, and maintenance decreased to 11.6% of revenue for the 1998 quarter compared with 12.4% for the 1997 quarter reflecting a 13% decrease in fuel costs to $1.00 during the 1998 quarter from $1.15 per gallon during the 1997 quarter. The decrease was partially offset by an increase in the cost of parts, tires, tarps, supplies, and binders used in the Company's tractor fleet.

         Insurance and claims increased $35,000 (6.0%) to $620,000 in the 1998 quarter from $585,000 in the 1997 quarter. As a percentage of revenue, insurance and claims decreased to 1.5% of revenue in the 1998 quarter from 1.8% in the 1997 period as a result of lower liability insurance premiums and decreased physical damage expenses.

         Taxes and licenses increased $183,000 (29.7%) to $799,000 in the 1998 quarter from $616,000 in the 1997 quarter reflecting an increase the number of tractors licensed by the Company. As a percentage of revenue, taxes and licenses remained constant at 1.9% of revenue.

         General and administrative expenses increased $225,000 (16.7%) to $1.6 million in the 1998 quarter from $1.4 million in the 1997 quarter. As a percentage of revenue, general and administrative expenses decreased to 3.7% of revenue in the 1998 quarter from 4.2% in the 1997 quarter as a result of a decrease in freight revenue being dispatched by terminal agents, resulting in less commissions paid during the 1998 quarter. This was partially offset by a slight increase in advertising cost. Additionally, certain fixed costs are being spread over a larger revenue base.

         Communications and utilities increased $126,000 (36.7%) to $469,000 in the 1998 quarter from $343,000 in the 1997 quarter. As a percentage of revenue, communications and utilities remained essentially constant at 1.1% of revenue.

         Depreciation and amortization increased $1.1 million (59.7%) to $2.9 million in the 1998 quarter from $1.8 million in the 1997 quarter. As a percentage of revenue, depreciation and amortization increased to 6.9% of revenue in the 1998 quarter from 5.7% in the 1997 quarter. The effects of acquisition goodwill and lower revenue per tractor less efficiently spreading this fixed cost more than offset a decrease in the percent of the Company's fleet being comprised of Company-owned tractors and trailers.

         Interest expense (net) increased $315,000 (67.0%) to $785,000 in the 1998 quarter from $470,000 in the 1997 quarter. As a percentage of revenue, interest expense (net) increased to 1.8% of revenue in the 1998 quarter from 1.5% in the 1997 quarter, due to higher average debt balances ($46.6 million in the 1998 quarter compared with $26.0 million in the 1997 quarter). Most of the increase in borrowing was to fund the acquisition of East West Motor Express, Inc. in February 1998, and the acquisition of TP Transportation in August 1998.

         As a result of the foregoing, the Company's pretax margin decreased to 6.5% in the 1998 quarter from 9.1% in the 1997 quarter.

         The Company's effective tax rate was 41.5% for both the 1998 and 1997 quarter. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's net earnings.

         Primarily as a result of the factors described above, net earnings decreased $91,000 (5.4%) to $1.6 million (3.8% of revenue) in the 1998 quarter from $1.7 million (5.3% of revenue) in the 1997 quarter.
                                                            Page Number 13 of 21

Comparison of nine months ended September 30, 1998 with nine months ended September 30, 1997

         Operating revenue increased $27.3 million (30.5%) to $116.7 million during the 1998 period from $89.4 million during the 1997 period. Expanded business with existing customers and revenue from the acquired operations of Royal Transport in September 1997, East West Motor Express in February 1998, and TP Transportation in August 1998 contributed to the Company's revenue growth. Weighted average tractors increased 31.8% to 1,174 during the 1998 period from 891 during the 1997 period. This was offset by a decrease in loaded revenue per mile to $1.33 in the 1998 period from $1.36 per loaded mile during the 1997 period. This decrease in rate per mile is a result of the increase in van freight associated with the acquisition of East West Motor Express.

         Purchased transportation increased $13.5 million (38.6%) to $48.6 million in the 1998 period from $35.0 million in the 1997 period as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation increased to 41.6% of revenue in the 1998 period from 39.2% in the 1997 period. This reflects an increase in the percentage of the Company's fleet supplied by independent contractors as a result of the Company's internal recruiting efforts and the acquisition of East West, which has obtained a higher percentage of its fleet from independent contractors. It also reflects an increase in the freight hauled by brokered equipment.

         Compensation and employee benefits increased $7.5 million (37.7%) to $27.5 million in the 1998 period from $19.9 million in the 1997 period. As a percentage of revenue, compensation and employee benefits increased to 23.5% of revenue in the 1998 period from 22.3% in the 1997 period. The increase was attributable to (I) an increase in the per-mile wage paid to van division drivers (ii) an increase in the number driver trainers and trainees, which increases compensation expense with little additional revenue until the trainees receive their own truck, and (iii) an increase in the amount of worker's compensation claims paid and reserved.

         Fuel, supplies, and maintenance increased $2.4 million (20.4%) to $14.3 million in the 1998 period from $11.8 million in the 1997 period. As a percentage of revenue, fuel, supplies, and maintenance decreased to 12.2% of revenue for the 1998 period compared with 13.2% for the 1997 period reflecting a 12.6% decrease in fuel costs to $1.04 per gallon during the 1998 period from $1.19 per gallon during the 1997 period. The decrease was partially offset by an increase in the cost of parts, tires, tarps, supplies, and binders used in the Company's tractor fleet.

         Insurance and claims increased $341,000 (21.3%) to $1.9 million in the 1998 period from $1.6 million in the 1997 period. As a percentage of revenue, insurance and claims remained essentially constant at 1.7% of revenue in the 1998 period compared with 1.8% in the 1997 quarter.

         Taxes and licenses increased $451,000 (26.5%) to $2.2 million in the 1998 period from $1.7 million in the 1997 period reflecting an increase the number of tractors licensed by the Company. As a percentage of revenue, taxes and licenses remained essentially constant at 1.8% of revenue in the 1998 period and 1.9% in the 1997 period.

         General and administrative expenses increased $463,000 (11.5%) to $4.5 million in the 1998 period from $4.0 million in the 1997 period. As a percentage of revenue, general and administrative expenses decreased to 3.9% of revenue in the 1998 period from 4.5% in the 1997 period predominately as a result of a decrease in freight revenue being dispatched by terminal agents, resulting in less commissions paid during the 1998 period. Additionally, certain fixed costs are being spread over a larger revenue base.
                                                            Page Number 14 of 21

         Communications and utilities increased $274,000 (26.4%) to $1.3 million in the 1998 period from $1.0 million in the 1997 period. As a percentage of revenue, communications and utilities remained essentially constant at 1.1% of revenue in the 1998 period and 1.2% in the 1997 period.

         Depreciation and amortization increased $2.3 million (40.2%) to $8.1 million in the 1998 period from $5.7 million in the 1997 period. As a percentage of revenue, depreciation and amortization increased to 6.9% of revenue in the 1998 period from 6.4% in the 1997 period. The effects of acquisition goodwill and lower revenue per tractor less efficiently spreading this fixed cost more than offset a decrease in the percent of the Company's fleet being comprised of Company-owned tractors and trailers.

         Interest expense (net) increased $724,000 (58.3%) to $2.0 million in the 1998 period from $1.2 million in the 1997 period. As a percentage of revenue, interest expense (net) increased to 1.7% of revenue in the 1998 period from 1.4% in the 1997 period, due to higher average debt balances ($40.5 million in the 1998 period compared with $24.1 million in the 1997 period). Most of the increase in borrowing was to fund the acquisition of East West Motor Express, Inc. in February 1998, and the acquisition of TP Transportation in August 1998.

         As a result of the foregoing, the Company's pretax margin decreased to 5.5% in the 1998 period from 8.0% in the 1997 period.

         The Company's effective tax rate was 41.6% in the 1998 period compared with 41.8% in the 1997 period. The decrease in the effective tax rate was due to a lower expected combined tax rate for the operations of East West Motor Express, Inc. located in South Dakota. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's net earnings.

         Primarily as a result of the factors described above, net earnings decreased $413,000 (9.9%) to $3.8 million (3.2% of revenue) in the 1998 period from $4.2 million (4.7% of revenue) in the 1997 period.

Liquidity and Capital Resources

         The growth of the Company's business has required significant investment in new revenue equipment that the Company historically has financed with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under a revolving credit agreement, cash flow from operations, equipment leases from third-party lessors, and, in 1996, proceeds of the Company's initial public offering. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely Company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. Management believes that its sources of liquidity are adequate to meet its current anticipated working capital requirements, capital expenditures, and other needs at least through 1999(*).

         Net cash provided by operating activities was $12.3 million for the nine months ended September 30, 1998. The primary sources of cash from operations were net earnings of $3.8 million increased by $8.1 million in depreciation and amortization, a $2.7 million increase in accounts payable and other accrued
--------
    (*)  May contain "forward-looking" statements.


                                                            Page Number 15 of 21
liabilities and a $1.8 million increase in deferred income tax liability. The Company's principal uses of cash from operations were to service debt and internally finance accounts receivable associated with growth in the business. Accounts receivable increased $5.0 million for the nine months ended September 30, 1998. The average age of the Company's accounts receivable was approximately
33.1 days for the 1998 period compared to 34 days at December 31, 1997.

         Net cash used in investing activities of $23.3 million in the 1998 period related primarily to payments made for the acquisition of assets of East West Motor Express and TP Transportation, and purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $5.3 million during the remaining three months of 1998. Such projected capital expenditures are expected to be funded with cash flow from operations, borrowings, or operating leases(*).

         Net cash provided by financing activities of $8.3 million for the nine months ended September 30, 1998, consisted primarily of borrowings of $14.0 million of principal under the Company's revolving credit agreement and repayments of $5.7 million of principal under the Company's revolving credit agreement and other long-term debt agreements.

         The maximum amount available under the Company's credit agreement at September 30, 1998, was $25 million, on which the Company had an outstanding balance of $22.0 million. The interest rate on the outstanding balance is defined in the agreement and at September 30, 1998 was 6.86%. At September 30, 1998, the Company had total outstanding long-term debt (including current maturities) of approximately $51.0 million, most of which was comprised of installment obligations for the purchase of revenue equipment and borrowings under the Company's unsecured credit agreement. Interest rates on this debt range from 5.7% to 7.9%, and the principal amounts mature at various dates through September 2003.

         On October 30, 1998, the Company amended its revolving credit agreement. The maximum available amount was increased to $45 million and the agreement was secured by accounts receivable, inventory, certain revenue equipment, and other assets. The amendment also imposed a maximum borrowing limit and other financial covenants. The Company used a portion of the increased availability to fund the acquisition of certain assets of JHT.

Year 2000

         The Year 2000 issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a Company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. The Company's primary information technology systems ("IT Systems") include hardware and software for billing dispatch, electronic data interchange, fueling, payroll and satellite communications systems. These IT Systems include both Company-developed software and software designed by third-parties. The primary IT System designed by a third party is the satellite tracking system, which tracks equipment locations, provides dispatch and routing information and allows in-cab communication with drivers. The Company has been informed by this provider that its system is compliant. Another significant IT System provided by a third party transmits payroll funds to drivers and allows drivers to purchase fuel and other items outside the Company's terminal locations. The Company has been informed by this provider that it expects to be compliant by June 1999.

         The IT Systems developed by the Company have been assessed and systems and equipment that are not Year 2000 compliant have been identified and remediation efforts are in process. Management estimates



                                                            Page Number 16 of 21
that nearly 75 percent of known remediation efforts were completed as of September 30, 1998. All known remediation efforts and testing of systems/equipment are expected to be completed by June 30, 1999.

         The Company is reviewing its risks associated with microprocessors embedded in facilities and equipment ("Non-IT Systems"). The primary Non-IT Systems include microprocessors in tractor engines and other components, terminal facilities, satellite communication units, and telecommunications and other office equipment. The Company's assessment of its revenue equipment, satellite communications units, and office equipment Non-IT Systems has revealed low risk of material replacement requirements. Such systems are relatively new and were designed to be Year 2000 compliant. The Company is continuing to assess its Non-IT Systems included in its terminal facilities, but believes that the risk of a service-interrupting failure in these systems is low.

         The Company is also in the process of monitoring the progress of material third parties (shippers and suppliers) in their efforts to become Year 2000 compliant. These third parties include, but are not limited to: shippers of freight, manufacturers of operating equipment, fuel and parts suppliers, the U.S. Postal Service, financial institutions, and utilities. The Company has requested copies of the Year 2000 plans of the material third parties and intends to seek updates from third parties as to their performance against these plans.

         Through September 30, 1998 the Company has spent approximately $80,000 to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $150,000 and consist primarily of costs for the remediation of internal systems and equipment. Funds for these costs are expected to be provided by the operating cash flows of the Company. The majority of the internal system remediation efforts relate to staff costs of on-staff systems programmers, and therefore, are not incremental costs.

         The Company's primary risk relating to Year 2000 compliance is the possibility of service disruption from third-party suppliers of satellite communication, telephone, fueling, and financial services. The Company could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and material third parties. A worst-case scenario would result in the short term inability of the Company to deliver freight for its shippers. This would result in lost revenues; however the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the Company is devoting the resources needed to address Year 2000 issues in a timely manner. The progress of the Company's Year 2000 efforts are reported to the audit committee of the board of directors at each quarterly meeting. While management expects a successful resolution of these issues, there can be no guarantee that material third parties, on which the Company relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the Company.

         The Company is in the process of developing contingency plans in case business interruptions do occur. Management expects these plans to be completed by June 30, 1999.






                                                            Page Number 17 of 21

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

                           None.

Item 5.  Other Information.

                           None.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

















                                                            Page Number 18 of 21

 Exhibit
  Number            Description
2.1           ++    Second Amendment to Asset Purchase Agreement dated as of
                    December 27, 1996, among Smithway Motor Xpress, Inc., an
                    Iowa corporation, Smithway Motor Xpress Corp., a Nevada
                    corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt.
2.2          ++++   Asset Purchase Agreement dated February 20, 1998, by and
                    among Smithway Motor Xpress, Inc., East West Motor Express,
                    Inc. and Darwyn and David Stebbins.
2.3        ++++++   Asset Purchase Agreement dated September 23, 1998, by
                    and among  Smithway  Motor  Xpress,  Inc.,  JHT,  Inc.,  JHT
                    LOGISTICS,  INC., Bass Brook Truck Service, Inc., and JERDON
                    TERMINAL HOLDINGS, LLC.
3.1           +     Articles of Incorporation.
4.2           +     Bylaws.
4.1           +     Articles of Incorporation.
4.2           +     Bylaws.
10.1          +     Outside Director Stock Plan dated March 1, 1995.
10.2          +     Incentive Stock Plan, adopted March 1, 1995.
10.3          +     401(k) Plan, adopted August 14, 1992, as amended.
10.4          +     Form of Agency Agreement between Smithway Motor Xpress,
                    Inc. and its independent commission agents.
10.5          +     Memorandum of officer incentive compensation policy.
10.6          +     Form of Independent Contractor Agreement between Smithway
                    Motor Xpress, Inc.and its independent contractor providers of tractors.
10.7          ++    Second Amendment to Asset Purchase Agreement dated as of
                    December 27, 1996, among Smithway Motor Xpress, Inc., an
                    Iowa corporation, Smithway Motor Xpress Corp., a Nevada
                    corporation, Marquardt Transportation, Inc., a South Dakota corporation, and Ralph and Lucille Marquardt.
10.8         +++    Credit  Agreement  dated  September  3,  1997,  between
                    Smithway  Motor Xpress Corp.,  as Guarantor,  Smithway Motor
                    Xpress, Inc., as Borrower, and LaSalle National Bank.
10.9         ++++   Asset  Purchase  Agreement  dated February 20, 1998, by
                    and among  Smithway  Motor  Xpress,  Inc.,  East West  Motor
                    Express, Inc., and Darwyn and David Stebbins.
10.10       +++++   First  Amendment  to Credit  Agreement  dated March 1,
                    1998,  between  Smithway  Motor Xpress Corp.,  as Guarantor,
                    Smithway  Motor  Xpress,  Inc.,  as  Borrower,  and  LaSalle
                    National Bank.
10.11       +++++   Second  Amendment to Credit  Agreement dated March 15,
                    1998,  between  Smithway  Motor Xpress Corp.,  as Guarantor,
                    Smithway  Motor  Xpress,  Inc.,  as  Borrower,  and  LaSalle
                    National Bank.

                                                            Page Number 19 of 21

 Exhibit
  Number            Description
10.12      ++++++   Asset Purchase Agreement dated September 23, 1998, by
                    and among  Smithway  Motor  Xpress,  Inc.,  JHT,  Inc.,  JHT
                    LOGISTICS,  INC., Bass Brook Truck Service, Inc., and JERDON
                    TERMINAL HOLDINGS, LLC.
27            #     Financial Data Schedule.


                  ------------------


+ Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996.

++ Incorporated by reference from the Company's Yearly Report on Form 10-K for the fiscal year ended December 31, 1996. Commission File No. 000-20793, dated March 31, 1997.

+++ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997. Commission File No. 000-20793, dated November 12, 1997.

++++          Incorporated by reference from the Company's Form 8-K.
              Commission File No.000-20793, dated March 12, 1998.

+++++ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.
              Commission File No.  000-20793, dated May 14, 1998.

++++++        Incorporated by reference from the Company's Form 8-K.
              Commission File No.000-20793, dated November 12, 1998.

#             Filed herewith.

              (b)  Reports on Form 8-K.

              None.
                                                            Page Number 20 of 21

                                    SIGNATURE


              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SMITHWAY MOTOR XPRESS CORP.,
                                          a Nevada corporation


Date: November 12, 1998                   By:/s/Michael E. Oleson

                                          Michael E. Oleson
                                          Treasurer and Chief Accounting Officer


                                                            Page Number 21 of 21