Form 10-K
period 1998-12-31
SMITHWAY MOTOR XPRESS CORP
filed 1999-03-18
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.
         For the Fiscal Year Ended December 31, 1998
                                       OR
[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.
         For the transition period from                        to

                        Commission file number 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
             (Exact name of registrant as specified in its charter)

Nevada                                               42-1433844
(State or Other Jurisdiction of
Incorporation or Organization)        (I.R.S. Employer Identification No.)

2031 Quail Avenue
Fort Dodge, Iowa  (Zip Code)50501
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:  515/576-7418

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:
$0.01 Par Value Class A Common Stock
                      ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $23,227,539 as of February 12, 1999, (based upon the $8.625 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 5% of a class of outstanding common stock, and no other persons, are affiliates.

As of February 12, 1999, the registrant had 4,024,627 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 1999 annual meeting of stockholders that will be filed no later than April 30, 1999.

                              Cross Reference Index

         The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.


                              Document and Location

                                     Part I
Item 1        Business                                 Page 3 through 7 herein
Item 2        Properties                               Page 8 herein
Item 3        Legal Proceedings                        Page 8 herein
Item 4        Submission of Matters to a Vote of
              Security Holders                         Page 8 herein

                                     Part II

Item 5        Market for the Registrant's Common
                 Equity and Related Stockholder
                 Matters                               Page 9 herein
Item 6        Selected Financial Data                  Page 10 herein
Item 7        Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                            Page 11 through 18 herein
Item 8        Financial Statements and
                 Supplementary Data                    Page 19 herein
Item 9        Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure                  Page 19 herein

                                    Part III

Item 10       Directors and Executive Officers         Page 3 of Proxy Statement
                 of the Registrant
Item 11       Executive Compensation                   Page 5 of Proxy Statement
Item 12       Security Ownership of Principal
                 Stockholders and Management           Page 8 of Proxy Statement
Item 13       Related Party Transactions               Page 5 of Proxy Statement

                                     Part IV

Item 14       Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K              Pages 20 through 38 herein


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

                                     PART I

ITEM 1.           BUSINESS

The Company

         Smithway Motor Xpress Corp. ("Smithway" or the "Company") is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily on the flatbed segment of the truckload market. The Company uses its "Smithway Network" of 29 computer-connected field offices, commission agencies, and Company-owned terminals to offer comprehensive truckload transportation services to shippers located predominantly between the Rocky Mountains in the West and the Appalachian Mountains in the East, and in eight Canadian provinces.

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

         Smithway acquired the operations of eight trucking companies between June 1995 and October 1998. In each transaction, Smithway purchased specific assets for fair market value and paid the selling company's owner a small percentage of revenue for goodwill or a noncompetition arrangement. The Company acquired the business of Van Tassel, Inc., a primarily flatbed carrier based in Pittsburg, Kansas, in June 1995, and Smith Trucking Company, a primarily dry van carrier based in McPherson, Kansas, in January 1996. Both of these acquisitions permitted Smithway to expand and solidify existing customer relationships as well as access new customers. The Smith Trucking location also expanded the Company's driver recruiting region. In October 1996, the Company acquired the business of Marquardt Transportation, Inc., a primarily flatbed carrier based in Yankton, South Dakota, and with a small facility in Stockton, California. Marquardt further diversified Smithway's freight base by increasing its presence in hauling large, manufactured items and heavy machinery. In February 1997, Smithway acquired Fort Dodge, Iowa-based Pirie Motor Freight, Inc. Pirie was a small flatbed carrier, and its operations were consolidated into Smithway's headquarters. In September 1997, Smithway acquired the business of Royal Transport, Ltd. of Grand Rapids, Michigan, primarily a flatbed carrier. The Royal acquisition provided Smithway a regional niche specializing in heavy loads hauled primarily on multiple axle trailers. In February 1998, the Company acquired the business of East West Motor Express, Inc. of Black Hawk, South Dakota ("East West"), a regional flatbed and dry van carrier. The East West acquisition added 225 trucks to Smithway's fleet. TP Transportation, Inc. ("TP"), a flatbed carrier from Enid, Oklahoma was acquired in August 1998. In October 1998 the Company continued to build its dry van freight base with the acquisition of the business of JHT, Inc. ("JHT") of Cohasset, Minnesota. JHT operated 185 tractors serving exclusively the dry van market with slightly over half of the tractors company-owned and the balance being provided by owner-operators. Through acquisitions and internal growth the Company expanded from $77.3 million revenue in 1995 to $161.4 million in 1998.

         Smithway Motor Xpress Corp. was incorporated in Nevada in January 1995 to serve as a holding company and conduct the Company's initial public offering, which occurred in June 1996. References to the "Company" or "Smithway" herein refer to the consolidated operations of Smithway Motor Xpress Corp., a Nevada corporation ("Smithway-Nevada"), and its wholly owned subsidiaries, Smithway Motor Xpress, Inc., an Iowa corporation ("Smithway-Iowa"), and East West Motor Express, Inc., a South Dakota corporation. Former subsidiaries Smithway Transportation Brokerage, Inc., an Iowa corporation, and Wilmar Truck Leasing, Inc., an Iowa corporation, were merged into Smithway-Iowa in 1996. JHT, Inc., a Minnesota corporation formed by Smithway to purchase the assets from the former JHT in October 1998, was merged into Smithway-Iowa in February 1999.

Growth Strategy

         Management believes that the flatbed and dry van truckload markets offer growth opportunities because of several identifiable trends. First, many major shippers are reducing the number of carriers they use in favor of service-based, ongoing relationships with a limited group of core carriers. These partnerships and the increasing use of equipment and drivers dedicated to a single shipper's needs ("dedicated fleets") are designed to offer higher quality, more consistent service for shippers and greater equipment utilization and more predictable revenue for core carriers. Second, some shippers that own tractor-trailer fleets are outsourcing their transportation requirements to truckload carriers to lower operating expenses and conserve capital for core corporate purposes. This outsourcing has resulted in some shippers eliminating their own trucks in favor of truckload carriers, which frequently can provide similar service at less cost. Third, deregulation and economies of scale also promote consolidation. Many truckload carriers have grown rapidly since deregulation in 1980 and have achieved the size to negotiate lifetime equipment warranties and obtain equipment, fuel, insurance, financing, and other items for significantly less than smaller or more leveraged competitors. Management believes that these trends favor large carriers with modern fleets, excellent service, in-transit communication and load tracking, good drivers, a strong safety record, adequate insurance, and a strong capital base.

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

         o Acquisitions. Smithway has grown substantially through eight acquisitions since May 1995, and management expects that acquisitions of flatbed and dry van carriers will continue to be an important part of the Company's growth strategy. Management believes that, over time, smaller carriers will find it difficult to compete with larger, better capitalized carriers. As a result, management believes that consolidation in the truckload industry will accelerate in future years. Management believes that acquisitions can promote the Company's growth by providing access to drivers, customer relationships, and diversified freight. In 1999, management expects to concentrate on integrating the operations of the three companies acquired during 1998 and may not pursue acquisitions as aggressively as in 1998.(*)

         o Return on Equity. Smithway emphasizes return on equity by limiting capital investment and attempting to increase the utilization of its equipment. The Company limits capital expenditures through the use of equipment owned by independent contractors and facilities provided by commission sales agents. The Company's participation in the flatbed market also reduces capital requirements because flatbed operations generally require a lower ratio of trailers to tractors than is required for van traffic.

         o Productivity Incentives. Smithway seeks to create an entrepreneurial environment for its personnel by compensating all independent contractors, commission sales agents, and most flatbed drivers solely on a percentage of revenue basis, all Company sales personnel partially through percentage of revenue bonuses, and all van drivers on a per mile basis. The majority of employees also own Smithway stock through the Company's 401(k) plan.

     o Operating Efficiencies. Smithway enhances operating efficiency through freight-selection software, satellite-based communication, late-model revenue equipment, and the Smithway Network. The Spectrum freight selection software permits dispatchers to select freight based upon profitability and compatibility with preferred routes. The satellite-based tracking and communication system permits instantaneous location of equipment and communication with drivers. Smithway operates a late-model tractor fleet (with an average age of 28 months at December 31, 1998) to enhance fuel efficiency and driver recruitment while reducing maintenance downtime.
--------
         (*)      May contain "forward-looking" statements.

Operations

         Smithway integrates its sales and dispatch functions throughout its computer-connected "Smithway Network." The Smithway Network consists of the Company's headquarters in Fort Dodge, Iowa, and 28 field offices, independent agencies, and terminals strategically located near major shippers to provide the consistent, local contact with shipper personnel expected by many of the Company's flatbed customers. The headquarters and 23 terminals and field offices are managed by Smithway employees, while the 5 agencies are managed by independent commission agents. The customer sales representatives and agents at each location have front-line responsibility for booking freight and dispatching all trucks in their regions. Fleet managers at the Fort Dodge, Iowa, headquarters coordinate all load movements via computer link to optimize load selection and promote proper fleet balance among regions. Personnel at the Company's headquarters also handle all sales and dispatch functions for van traffic and for flatbed traffic that does not originate within a specific sales region.

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

Customers and Marketing

         Smithway's sales force includes seven national sales representatives, personnel at 24 terminals and field offices, and 5 independent commission agents. National sales representatives focus on national customers and van freight, while sales personnel at terminals, field offices, and agencies are responsible for regional customer contact. The Company's sales force emphasizes rapid response time to customer requests for equipment, undamaged and on-time pickup and delivery, one of the nation's largest fleets of flatbed equipment, safe and professional drivers, logistics management, dedicated fleet capability, and its strategically located Smithway Network. Management believes that few other carriers operating principally in the Midwest flatbed market offer similar size, service, and the reliability of a late-model fleet. Consequently, the Company seeks primarily service-sensitive freight rather than competing for all freight on the basis of price.

          In 1998, the Company's top 50, 25, 10, and 5 customers accounted for 44.3%, 33.4%, 26.0%, and 16.1% of revenue, respectively, with the remaining customers accounting for 55.7% of revenue. No single customer accounted for more than 5% of Smithway's revenue during 1998.

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

         Smithway has implemented several policies to promote driver and independent contractor recruiting and retention. These include maintaining an open-door policy with easy access to senior executives, appointing an advisory board comprised of top drivers and independent contractors to consult with management, and assigning each driver and independent contractor to a particular dispatcher to insure personal contact. In addition, the Company utilizes conventional (engine-forward) tractors, which are more comfortable for the driver, and operates over relatively short-to-medium distances (659-mile average length of haul in 1998) to return drivers home as frequently as possible.

         Smithway is not a party to a collective bargaining agreement and its employees are not represented by a union. At December 31, 1998, the Company had 767 Company drivers, 337 non-driver employees, and 711 independent contractors. Management believes that the Company has good relationships with its employees and independent contractors.

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

Revenue Equipment

         Smithway's equipment strategy for its own tractors (as opposed to independent contractors' tractors) is to operate late-model tractors and trade or dispose of its tractors prior to the expiration of major component warranties. Management believes that operating newer equipment can minimize repair and maintenance expense and offer improvements in fuel efficiency. Smithway orders conventional (engine forward) tractors with standard engine and drivetrain components, and trailers with standard brakes and tires to minimize its inventory of spare parts. All equipment is subject to the Company's regular maintenance program, and is also inspected and maintained each time it passes through a Smithway maintenance facility. Smithway's Company-owned tractor fleet had an average age of 28 months at December 31, 1998.

Competition

         The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the flatbed or van market. Smithway competes primarily with other regional, short-to-medium-haul carriers and private truck fleets used by shippers to transport their own products in proprietary equipment. Competition is based primarily upon service and price. The Company competes to a limited extent with rail and rail-truck intermodal service, but attempts to limit this competition by seeking service-sensitive freight and focusing on short-to-medium lengths of haul. Although management believes the 1,804 flatbed trailers it operated at December 31, 1998, rank its flatbed division among the ten largest such fleets in that industry segment, there are other trucking companies, including diversified carriers with large flatbed fleets, that possess substantially greater financial resources and operate more equipment than Smithway.

Fuel Availability and Cost

         The Company actively manages its fuel costs. Company drivers purchase virtually all of the Company's fuel through service centers with which Smithway has volume purchasing arrangements. In addition, management periodically enters into futures contracts and price swap agreements on heating oil, which is derived from the same petroleum products as diesel fuel, in an effort to partially hedge increases in fuel prices. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered.

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

         The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, the discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. The Company transports certain commodities that may be deemed hazardous substances, and its Fort Dodge, Iowa, headquarters and Black Hawk, South Dakota, Enid, Oklahoma, and Stockton, California terminals have above-ground fuel storage tanks and fueling facilities. The Company's Cohasset, Minnesota terminal has underground fuel storage tanks. If the Company should be involved in a spill or other accident involving hazardous substances, if any such substances were found on the Company's properties, or if the Company were found to be in violation of applicable laws and regulations, the Company could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect on the Company. Management believes that its operations are in material compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company's capital expenditures, earnings, or competitive position. If the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.

ITEM 2.           PROPERTIES

         Smithway's headquarters consists of 25,000 square feet of office space and 51,000 square feet of equipment maintenance and wash facilities, located on 31 acres near Fort Dodge, Iowa. The Smithway Network consists of locations in or near the following cities with the facilities noted:


                                          Driver
Company Locations          Maintenance  Recruitment  Dispatch  Sales   Ownership
--------------------------------------------------------------------------------
Altoona, Iowa .................   X                              X       Owned
Birmingham, Alabama ...........              X           X       X       Leased
Black Hawk, South Dakota.......   X          X           X       X       Owned
Chicago, Illinois..............                          X       X       Owned
Cincinnati, Ohio...............                          X       X       Leased
Cohasset, Minnesota............   X          X           X       X       Leased
Dallas, Texas..................                          X       X       Leased+
Denver, Colorado...............                          X       X       Leased+
Enid, Oklahoma.................   X          X           X       X       Leased
Fort Dodge, Iowa...............   X          X           X       X       Owned
Grand Rapids, Michigan.........                          X       X       Leased
Joplin, Missouri...............   X          X           X       X       Owned
Kansas City, Missouri..........                          X       X       Leased+
McPherson, Kansas..............   X                      X       X       Leased
Memphis, Tennessee.............                          X       X       Leased
Oklahoma City, Oklahoma........              X           X       X       Owned
Oshkosh, Wisconsin.............                          X       X       Leased+
Philadelphia, Pennsylvania.....                          X       X       Leased+
Stockton, California...........   X          X           X       X       Leased+
St. Louis, Missouri............                          X       X       Leased+
St. Paul, Minnesota............                          X       X       Leased+
Tulsa, Oklahoma ...............                                  X       Leased
Yankton, South Dakota..........   X          X           X       X       Leased
Youngstown, Ohio...............              X           X       X       Leased+

        Agent Locations
-------------------------------
Cedar Rapids, Iowa ............                          X       X
Detroit Michigan ..............                          X       X
Hennepin, Illinois ............                          X       X
Norfolk, Nebraska .............                          X       X
Toledo, Ohio ..................                          X       X

                  ------------------------------------

+ Month-to-month leases.






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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1998, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Price Range of Common Stock. The Company's Class A Common Stock is traded on the Nasdaq National Market, under the symbol "SMXC." The following table sets forth for the calendar periods indicated the range of high and low sales quotations for the Company's Class A Common Stock as reported by Nasdaq from January 1, 1997 to December 31, 1998.


                     Period                    High                 Low
----------------------------------------- ----------------- --------------------
Calendar Year 1998
         1st  Quarter                     $    16 1/8        $     11 1/2
         2nd Quarter                      $    19 1/8        $      9 3/4
         3rd Quarter                      $    10 3/4        $      6 7/8
         4th Quarter                      $    10            $      6 5/8


                     Period                    High                 Low
----------------------------------------- ----------------- --------------------
Calendar Year 1997
         1st  Quarter                     $    9 3/4        $     8
         2nd Quarter                      $   12 7/8        $     8 1/2
         3rd Quarter                      $   14 1/2        $    10 3/4
         4th Quarter                      $   14 7/8        $    10 1/2





         The prices reported reflect interdealer quotations without retail mark-ups, mark-downs, or commissions, and may not represent actual transactions. As of February 12, 1999, the Company had 286 stockholders of record of its Class A Common Stock. However, the Company believes that many additional holders of Class A Common Stock are unidentified because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

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

ITEM 6.           SELECTED FINANCIAL AND OPERATING DATA


                                                                 Years Ended December 31,
                                                    1998       1997        1996      1995         1994
                                                 ---------  ---------- ----------- ----------  ---------
                                                  (in thousands, except per share and operating data amounts)
Statement of Operations Data:
Operating revenue.............................. $  161,375 $ 120,117  $   93,667 $    77,339 $    69,180
Operating expenses:
  Purchased transportation.....................     66,495    47,095      37,386      31,621      27,420
  Compensation and employee benefits...........     38,191    26,904      20,800      17,182      15,877
  Fuel, supplies, and maintenance..............     19,738    15,965      12,347      10,183       9,368
  Insurance and claims.........................      2,745     2,206       1,995       1,827       2,238
  Taxes and licenses...........................      3,048     2,299       1,856       1,588       1,454
  General and administrative...................      6,237     5,391       4,214       3,592       3,512
  Communications and utilities.................      1,838     1,378         971         758         585
  Depreciation and amortization................     11,015     7,880       5,740       3,879       2,774
                                                ---------- ---------  ---------- ----------- -----------
    Total operating expenses...................    149,307   109,118      85,309      70,630      63,228
                                                ---------- ---------  ---------- ----------- -----------
    Earnings from operations...................     12,068    10,999       8,358       6,709       5,952
Interest expense (net).........................      2,965     1,545       1,548       1,225         966
                                                ---------- ---------  ---------- ----------- -----------
Earnings before income taxes ..................      9,103     9,454       6,810       5,484       4,986
Income taxes(1)................................      3,774     3,781       2,860       2,393       2,111
                                                ---------- ---------  ---------- ----------- -----------
Net earnings(1)................................ $    5,329   $ 5,673  $    3,950 $     3,091 $     2,875
                                                ========== =========  ========== =========== ===========
Basic and diluted earnings
    per common share(1)(2)                            1.06  $   1.13  $     0.93 $      0.88 $      0.82
                                                ========================================================
Weighted averages shares outstanding(2):
   Basic ......................................      5,012     5,001       4,250       3,524       3,498
   Diluted ....................................      5,037     5,019       4,250       3,524       3,498
Operating Data(3):
Operating ratio(4).............................      92.5%     90.8%       91.1%       91.3%       91.4%
Average revenue per tractor per week........... $    2,330 $   2,342  $    2,243 $     2,160 $     2,272
Average revenue per loaded mile(5)............. $     1.33 $    1.36  $     1.37 $      1.38 $      1.39
Average length  of haul in miles...............        659       609         568         563         571
Company tractors at end of period..............        815       525         458         376         302
Independent contractor tractors at end of period       711       443         406         303         258
Weighted average tractors during period........      1,236       909         747         619         532
Trailers at end of period......................      2,720     1,673       1,492       1,167         911
Balance Sheet Data (at end of period):
Working capital ............................... $    6,811 $  10,100  $    1,893 $     2,516 $       371
Net property and equipment.....................     87,137    53,132      39,170      27,843      15,824
Total assets...................................    115,494    74,878      55,330      40,702      25,229
Long-term debt, including current maturities...     61,703    30,976      15,904      23,219      11,775
Total stockholders' equity.....................     35,405    29,906      24,193       7,871       4,789
------------------


(1) Balance for 1994 has been adjusted by $232 to reflect a provision for pro forma income taxes for certain related entities acquired by
         Smithway, the earnings of which were not subject to corporate   income
         taxes. Such transactions were accounted for in a manner similar to a pooling of interests.

(2) Balance for 1994 has been adjusted to reflect the issuance of 3,514 shares of Common Stock by the Company in the formation of the holding company and acquisition of the related entities referred to in Note (1) above.

(3)      Excludes brokerage activities except as to operating ratio.

(4)      Operating expenses as a percentage of operating revenue.

(5)      Net of fuel surcharges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         From 1996 to 1998 the Company expanded its operating revenue by 72.3%, to $161.4 million in 1998 from $93.7 million in 1996. This revenue growth was accompanied by a 34.9% increase in net earnings, to $5.3 million in 1998 from $4.0 million in 1996. A significant portion of the Company's growth since 1995 has occurred through acquisitions. Since January 1, 1996, the Company has acquired companies that generated aggregate annual revenue of approximately $90 million. These acquisitions included the purchases of East West, TP, and JHT between February and October of 1998. Those three carriers generated aggregate annual revenue of approximately $60 million in 1997. The Company invested approximately $26.3 million in the three acquisitions in 1998. The acquisitions and other investments in revenue equipment raised the Company's ratio of debt-to-capitalization, representing the ratio of (i) long-term debt, including current maturities, to (ii) long-term debt, including current maturities, and stockholders' equity, to 63.5% at December 31, 1998. Although management expects acquisitions of both flatbed and dry van carriers to continue to be an important aspect of the Company's growth strategy, management expects to concentrate its efforts during 1999 on integrating the operations of the companies acquired during 1998. Management will continue to evaluate acquisition candidates using a number of factors, including the impact of any potential transaction on the Company's debt-to-capitalization ratio.(*)

         The Company significantly increased its dry van operations with the acquisition of East West and JHT. The Company's increasing revenue from dry van operations has affected its operating statistics. Company-wide revenue per loaded mile has decreased from $1.37 in 1996 to $1.33 in 1998, primarily because revenue per loaded mile for the Company's dry van freight is lower than for its flatbed freight. Management believes, however, that the dry van freight is comparable in profitability to flatbed freight because it typically generates fewer empty miles and greater miles per tractor than flatbed freight. Management expects that the percentage of the Company's revenue generated by dry van freight will increase in 1999 because of the acquisition of JHT in October 1998. Fluctuations in revenue per loaded mile and other operating statistics may occur from time-to-time as the Company's freight mix changes due to acquisitions and other factors.(*)

         The Company operates a tractor-trailer fleet comprised of both Company-owned vehicles and vehicles obtained under leases from independent contractors and third-party finance companies. Fluctuations among expense categories may occur as a result of changes in the relative percentage of the fleet obtained through equipment that is owned versus equipment that is leased from independent contractors or financing sources. Costs associated with revenue equipment acquired under operating leases or through agreements with independent contractors are expensed as "purchased transportation." For these categories of equipment the Company does not incur costs such as interest and depreciation as it might with owned equipment. In addition, independent contractor tractors, driver compensation, fuel, communications, and certain other expenses are borne by the independent contractors and are not incurred by the Company. Obtaining equipment from independent contractors and under operating leases reduces capital expenditures and on-balance sheet leverage and effectively shifts expenses from interest to "above the line" operating expenses. The fleet profile of acquired companies and the Company's relative recruiting and retention success with Company-employed drivers and independent contractors will cause fluctuations from time-to-time in the percentage of the Company's fleet that is owned versus obtained from independent contractors and under operating leases. Accordingly, management intends to evaluate the Company's efficiency using pretax margin and net margin rather than operating ratio.(*)






------------------

(*) May contain "forward-looking" statements.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain items to revenue for the periods indicated:


                                                                        1998            1997             1996
                                                                  --------------   --------------   ---------------


Operating revenue.................................................        100.0%            100.0%            100.0%
Operating expenses:
         Purchased transportation.................................         41.2             39.2              39.9
         Compensation and employee benefits.......................         23.7             22.4              22.2
         Fuel, supplies, and maintenance..........................         12.2             13.3              13.2
         Insurance and claims.....................................          1.7              1.8               2.1
         Taxes and licenses.......................................          1.9              1.9               2.0
         General and administrative...............................          3.9              4.5               4.5
         Communications and utilities..............................         1.1              1.1               1.0
         Depreciation and amortization............................          6.8              6.6               6.1
                                                                  --------------   --------------   ---------------
         Total operating expenses.................................         92.5             90.8              91.1
                                                                  --------------   --------------   ---------------
Earnings from operations..........................................          7.5              9.2               8.9
Interest expense, net.............................................          1.8              1.3               1.7
                                                                  --------------   --------------   ---------------
Earnings before income taxes......................................          5.6              7.9               7.3
Income taxes......................................................          2.3              3.2               3.1
                                                                  --------------   --------------   ---------------
Net earnings......................................................          3.3%             4.7%              4.2%
                                                                  ==============   ==============   ===============

Comparison of year ended December 31, 1998 to year ended December 31, 1997.

         Operating revenue increased $41.3 million (34.3%), to $161.4 million in 1998 from $120.1 million in 1997. The revenue increase resulted primarily from a 36.0% increase in weighted average tractors, to 1,236 in 1998 from 909 during 1997 as the Company expanded internally to meet customer demand and acquired the business of East West in February 1998, TP in August 1998, and JHT in October 1998. Revenue per tractor per week (excluding revenue from brokerage operations) decreased $12 per week (0.5%), to $2,330 in 1998 from $2,342 in 1997. This resulted from a decrease in revenue per loaded mile, which was largely offset by an increase in miles per tractor and a decrease in empty miles percentage. These changes were a result of the increase in van freight associated with the acquisition of East West. In addition, revenue from the Company's brokerage division increased $3.1 million (42.3%), to $10.4 million in 1998 from $7.3 million in 1997.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $19.4 million (41.2%), to $66.5 million in 1998 from $47.1 million in 1997, as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation increased to 41.2% in 1998 from 39.2% in 1997. This reflects an increase in the percentage of the Company's fleet supplied by independent contractors as a result of the Company's internal recruiting efforts and the acquisition of East West, which has obtained a higher percentage of its fleet from independent contractors. It also reflects an increase in the freight hauled by brokered equipment.

     Compensation and employee benefits increased $11.3 million (42.0%) to $38.2 million in 1998 from $26.9 million in 1997. As a percentage of revenue, compensation and employee benefits increased to 23.7% in 1998 from 22.4% in 1997. The increase was attributable to (i) an increase in the per-mile wage paid to van drivers, (ii) an increase in the number of driver trainers and trainees, and (iii) an increase in the self-insured retention for health insurance claims and reserve amounts for the period, which primarily related to unusual health claims during the second quarter of 1998.

     Fuel, supplies, and maintenance increased $3.8 million (23.6%), to $19.7 million in 1998 from $16.0 million in 1997. As a percentage of revenue, fuel, supplies, and maintenance decreased to 12.2% in 1998 from 13.3% in 1997, reflecting a 13.4% decrease in fuel costs to $1.03 per gallon during 1998 from $1.19 per gallon in 1997. The decrease was partially offset by an increase in the cost of parts, tires, tarps, supplies, and binders used in the Company's operations.

     Insurance and claims increased $539,000 (24.4%), to $2.7 million in 1998 from $2.2 million in 1997. As a percentage of revenue, insurance and claims remained relatively constant at 1.7% of revenue in 1998 compared with 1.8% in 1997.
                                       12

         Taxes and licenses increased $749,000 (32.6%), to $3.0 million in 1998 from $2.3 million in 1997. As a percentage of revenue, taxes and licenses remained unchanged at 1.9% of revenue for each year.

         General and administrative expenses increased $846,000 (15.7%), to $6.2 million in 1998 from $5.4 million in 1997. As a percentage of revenue, general and administrative expenses decreased to 3.9% of revenue in 1998 from 4.5% in 1997, as a result of a decrease in freight revenue being dispatched by terminal agents, resulting in less commissions paid during the 1998 period. Additionally, certain fixed costs are being spread over a larger revenue base.

         Communications  and  utilities  increased  $460,000  (33.4%),  to  $1.8 million in 1998 from $1.4 million in 1997. As a percentage of revenue, communications and utilities remained unchanged at 1.1% in both years.

         Depreciation and amortization increased $3.1 million (39.8%), to $11.0 million in 1998 from $7.9 million in 1997. As a percentage of revenue, depreciation and amortization increased to 6.8% of revenue in 1998 from 6.6% in 1997. The increase was attributable to a larger fleet of Company-owned tractors and trailers, which increased the cost of the equipment being depreciated, an increase in the number of Company-owned tractors financed with debt rather than operating leases, slightly lower revenue per tractor, and an increase in goodwill amortization as a result of the three acquisitions in 1998.

         Interest expense, net, increased $1.4 million (91.9%), to $3.0 million in 1998 from $1.5 million in 1997. As a percentage of revenue, interest expense, net increased to 1.8% of revenue in 1998 from 1.3% in 1997, as the Company incurred debt to finance the acquisition of three trucking companies. This increase in debt was partially offset by lower average interest rates of 6.79% in 1998 compared with 7.1% in 1997.

         As a result of the foregoing, the Company's pretax margin decreased to 5.6% in 1998 from 7.9% in 1997.

         The Company's effective tax rate was 41.5% in 1998 (2.3% of revenue), compared with 40.0% in 1997 (3.1% of revenue). The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's net earnings.

         As a result of the factors described above, net earnings decreased to $5.3 million in 1998 (3.3% of revenue), from $5.7 million in 1997 (4.7% of revenue).

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

LIQUIDITY AND CAPITAL RESOURCES

     The growth of the Company's business has required significant investments in new revenue equipment that the Company historically has financed with borrowing under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, equipment leases from third-party lessors, and proceeds of the Company's initial public offering. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely Company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. Management believes that its sources of liquidity are adequate to meet its current anticipated working capital requirements, capital expenditures, and other needs at least through 1999.(*)

     Net cash provided by operating activities was $16.5 million, $14.9 million, and $7.1 million for the years ended December 31, 1998, 1997, and 1996, respectively. The Company's principal use of cash from operations is to service debt and internally finance accounts receivable associated with growth in the business. Customer accounts receivable increased $4.4 million, $1.4 million, and $4.0 million for the years ended December 31, 1998, 1997, and 1996 respectively. The average age of the Company's accounts receivable was approximately 33 days for 1998, 34 days for 1997, and 30 days for 1996.

     Net cash used in investing activities was $36.6 million, $1.8 million, and $8.4 million for the years ended December 31, 1998, 1997, and 1996, respectively. Such amounts related primarily to payments made in acquisitions of seven trucking companies and purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $22.8 million during 1999. Such projected capital expenditures are expected to be funded with cash flow from operations, borrowings, or operating leases. The Company has begun to evaluate the need to expand its present headquarters facility and may incur a portion of the expansion costs during 1999. The size and cost of the possible expansion has not yet been determined. The Company's projected capital expenditures do not include any amount for this possible expansion.(*)

     Net cash provided by (used in) financing activities of $17.3 million, ($10.0 million), and ($766,000) for the years ended December 31, 1998, 1997, and 1996, respectively, consisted primarily of net borrowings (payments) of $17.3 million, ($5.5 million), and ($16.1 million) of principal under the Company's long-term debt agreements, and net borrowings (payments) of $0, ($4.5 million), and $4.5 million under the Company's former line of credit, which was paid off during 1997.

     At December 31, 1998, the Company had outstanding long-term debt (including current maturities) of approximately $61.7 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $35.4 million consisted of borrowings from financial institutions and equipment manufacturers, $25 million represented the amount drawn under the Company's revolving credit facility, and $1.3 million represented future payments for purchases of intangible assets. Interest rates on this debt range from 5.81% to 6.99% with maturities through 2003.

     At December 31, 1998, the revolving credit facility provided for borrowings of up to $40.0 million, based upon certain accounts receivable and revenue equipment values. The interest rate under the credit facility is 1.5% plus the LIBOR rate for the corresponding period. The credit facility is secured and contains covenants that impose certain minimum financial ratios and limit additional liens, the size of certain mergers and acquisitions, dividends, and other matters. The Company was in compliance with the credit facility at December 31, 1998.




---------------------

(*) May contain "forward-looking" statements.

MARKET RISKS

     The Company is exposed to market risks from changes in (i) certain interest rates on its debt and (ii) certain commodity prices.

Interest Rate Risk

     The revolving credit facility, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.5%. This variable interest exposes the Company to the risk that interest rates may rise. Assuming borrowing levels at December 31, 1998, a one-point increase in the LIBOR would increase our interest expense by $250,000.

Commodity Price Risk

     The Company uses derivative instruments, including purchased options and futures contracts to reduce a portion of its exposure to fuel price fluctuations. At December 31, 1998, the notional amount for purchased options and futures contracts was 1.6 million gallons and net unrealized losses were approximately $140,000. At December 31, 1998, a ten percent change in fuel prices would impact 1998 net unrealized losses by approximately $97,000.

     The Company also uses heating oil price swap agreements to reduce a portion of its exposure to fuel price fluctuations. At December 31, 1998, the Company had price swap agreements for 7.5 million gallons at prices ranging from 37.8 cents per gallon to 42.2 cents per gallon. Since the Company's price is fixed for these gallons, changes in fuel prices would have no impact on the Company's future fuel expense related to these gallons. Therefore, there is no earnings or liquidity risk associated with these price swap agreements. The fair value of the price swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At December 31, 1998, a ten percent change in the price of heating oil would result in a $271,000 change in the current cost of $317,000 to terminate the swap agreements.

     The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.

INFLATION AND FUEL COST

     Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. During the past three years, the most significant effects of inflation have been on revenue equipment prices and the compensation paid to drivers. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company historically has limited the effects of inflation through increases in freight rates and certain cost control efforts. The failure to obtain rate increases in the future could have an adverse effect on profitability. In addition to inflation, fluctuations in fuel prices can affect profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company historically has been able to pass through most long-term increases in fuel prices and taxes to customers in the form of surcharges and higher rates, shorter-term increases are not fully recovered. (*)

SEASONALITY

     In the trucking industry, results of operations show a seasonal pattern because customers generally reduce shipments during the winter season, and the Company experiences some seasonality due to the open, flatbed nature of the majority of its trailers. The Company at times has experienced delays in meeting its shipment schedules as a result of severe weather conditions, particularly during the winter months. In addition, the Company's operating expenses have been higher in the winter months due to decreased fuel efficiency and increased maintenance costs in colder weather.
---------------------

(*) May contain "forward-looking" statements.

YEAR 2000

     The Year 2000 issue, common to most companies, concerns the inability of information and non information systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a Company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. The Company's primary information technology systems ("IT Systems") include hardware and software for billing dispatch, electronic data interchange, fueling, payroll and satellite communications systems. These IT Systems include both Company-developed software and software designed by third-parties. The primary IT System designed by a third party is the satellite tracking system, which tracks equipment locations, provides dispatch and routing information and allows in-cab communication with drivers. The Company has been informed by this provider that its system is compliant. Another significant IT System provided by a third party transmits payroll funds to drivers and allows drivers to purchase fuel and other items outside the Company's terminal locations. The Company has been informed by this provider that it expects to be compliant by June 1999.

     The IT Systems developed by the Company have been assessed and systems and equipment that are not Year 2000 compliant have been identified and remediation efforts are in process. Management estimates that nearly 100 percent of known remediation efforts were completed as of December 31, 1998. All known remediation efforts and testing of systems/equipment are expected to be completed by March 31, 1999.

     The Company is reviewing its risks associated with microprocessors embedded in facilities and equipment ("Non-IT Systems"). The primary Non-IT Systems include microprocessors in tractor engines and other components, terminal facilities, satellite communications units, and telecommunications and other office equipment. The Company's assessment of its revenue equipment, satellite communications units, and office equipment Non-IT Systems has revealed low risk of material replacement requirements. Such systems are relatively new and were designed to be Year 2000 compliant. The Company is continuing to assess its Non-IT Systems included in its terminal facilities, but believes that the risk of a service-interrupting failure in these systems is low.

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

     Through December 31, 1998 the Company has spent approximately $100,000 to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $150,000 and consist primarily of costs for the remediation of internal systems and equipment. Funds for these costs are expected to be provided by the operating cash flows of the Company. The majority of the internal system remediation efforts relate to staff costs of on-staff systems programmers, and therefore, are not incremental costs.

     The Company's primary risk relating to Year 2000 compliance is the possibility of service disruption from third-party suppliers of satellite communication, telephone, fueling, and financial services. The Company could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and material third parties. A worst-case scenario would result in the short term inability of the Company to deliver freight for its shippers. This would result in lost revenues; however the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. The progress of the Company's Year 2000 efforts are reported to the board of directors at each quarterly meeting. While management expects a successful resolution of these issues, there can be no guarantee that material third parties, on which the Company relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the Company.

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

          Economic Factors; Fuel Prices. Negative economic factors such as recessions, downturns in customer's business cycles, surplus inventories, inflation, and higher interest rates could impair the Company's operating results by decreasing equipment utilization or increasing costs of operations. Increases in fuel prices usually are not fully recovered. Accordingly, high fuel prices can have a negative impact on the Company's profitability.

          Resale of Used Revenue Equipment. The Company historically has recognized a gain on the sale of its revenue equipment. The market for used equipment has experienced greater supply than demand in 1996 through 1998. If the resale value of the Company's revenue equipment were to decline, the Company could find it necessary to dispose of its equipment at lower prices or retain some of its equipment longer, with a resulting increase in operating expenses.

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

          Acquisitions. A significant portion of the Company's growth since June 1995 has occurred through acquisitions, and acquisitions are an important component of the Company's growth strategy. Management believes that the Company must continue to identify desirable target companies and negotiate, finance, and close acceptable transactions and successfully integrate the acquired operations or the Company's growth and profitability could suffer. In 1999, management intends to concentrate on integrating the operations of the three companies acquired during 1998 and may not pursue additional acquisitions as aggressively.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of earnings, cash flows, stockholders' equity, and notes related thereto, are included at pages 24 to 39 of this report. The supplementary quarterly financial data follow:


Quarterly Financial Data:
(Dollars in thousands,
except earnings per share)                        First Quarter    Second Quarter    Third Quarter   Fourth Quarter
                                                      1998             1998            1998            1998
                                                 -------------- ------------------ -------------- -----------------

Operating revenue................................$       33,391  $        40,835    $    42,424    $       44,725
Earnings from operations.........................         2,493            2,396          3,528             3,651
Earnings before income taxes.....................         1,988            1,719          2,743             2,653
Income taxes.....................................           845              698          1,139             1,092
Net earnings.....................................         1,143            1,021          1,604             1,561
Basic and diluted earnings per share.............          0.23             0.20           0.32              0.31



                                                 First Quarter    Second Quarter   Third Quarter   Fourth Quarter
                                                      1997             1997            1997            1997
                                                 -------------- ------------------ -------------- -----------------

Operating revenue................................$       26,908 $           30,614 $       31,834 $          30,761
Earnings from operations.........................         1,955              3,107          3,369             2,569
Earnings before income taxes.....................         1,639              2,650          2,899             2,267
Income taxes.....................................           688              1,114          1,204               775
Net earnings.....................................           951              1,536          1,695             1,492
Basic and diluted earnings per share.............          0.19               0.31           0.34              0.30




As a result of rounding, the total of the four quarters may not equal the Company's results for the full year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1998, involving a change of accountants or disagreements on accounting and financial disclosure.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information respecting executive officers and directors set forth under the captions "Election of Directors; Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3, 4, 5, and 7 of the Registrant's Proxy Statement for the 1999 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement") is incorporated by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information respecting executive compensation set forth under the caption "Executive Compensation" on page 5 of the Proxy Statement is incorporated herein by reference; provided, that the "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Principal Stockholders and Management" on page 8 of the Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information respecting certain relationships and transactions of management set forth under the captions "Compensation Committee Interlocks, Insider Participation, and Related Party Transactions" on page 5 of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)      1.       Financial Statements.

         The Company's audited financial statements are set forth at the following pages of this report:


                                                                            Page
Independent Auditors' Report.............................................    24
Consolidated Balance Sheets..............................................    25
Consolidated Statements of Earnings......................................    27
Consolidated Statements of  Stockholders' Equity.........................    28
Consolidated Statements of Cash Flows....................................    29
Notes to Consolidated Financial Statements...............................    31

         2.       Financial Statement Schedules.

         Financial statement schedules are not required because all required information is included in the financial statements.

(b)      Reports on Form 8-K

         A Form 8-K was filed on November 12, 1998, pertaining to the acquisition of certain assets from JHT.

(c)      Exhibits

Exhibit         Description
Number

2.1      +++    Asset Purchase Agreement dated February 20, 1998, by and
                among Smithway Motor Xpress, Inc., East West Motor Express,
                Inc., and Darwyn and David Stebbins.
2.2      +++++  Asset Purchase Agreement dated September 23, 1998, by and among
                Smithway  Motor Xpress, Inc.,JHT, Inc.,JHT LOGISTICS, INC., Bass
                Brook Truck Service,Inc., and JERDON TERMINAL HOLDINGS, LLC.
2.3      +++++  First  Amendment to Asset Purchase  Agreement  dated October 29,
                1998, by and among  Smithway  Motor Xpress,  Inc.,  JHT,  Inc.,
                JHT LOGISTICS, INC., Bass Brook Truck Service, Inc., and JERDON
                TERMINAL HOLDINGS, LLC.
2.4        #    Second Amendment to Asset Purchase Agreement dated October 30,
                1998, by and among Smithway Motor Xpress, Inc., JHT, Inc.,
                JHT LOGISTICS, INC., Bass Brook Truck Service, Inc., and JERDON
                TERMINAL HOLDINGS, LLC.
3.1        +    Articles of Incorporation.
3.2        +    Bylaws.
4.1        +    Articles of Incorporation.
4.2        +    Bylaws.
10.1       +    Outside Director Stock Plan dated March 1, 1995.
10.2       +    Incentive Stock Plan, adopted March 1, 1995.
10.3       +    Form of Agency Agreement between Smithway Motor Xpress, Inc.and its independent commission agents.
10.4       +    Memorandum of officer incentive compensation policy.
10.5       +    Form of Independent Contractor Agreement between Smithway  Motor
                Xpress, Inc. and its independent contractor providers of
                tractors.
10.6     ++     Credit  Agreement  dated  September  3,  1997, between Smithway
                Motor Xpress Corp., as Guarantor, Smithway Motor  Xpress, Inc.,
                as Borrower, and LaSalle National Bank.
10.7     +++    Asset  Purchase  Agreement  dated February 20, 1998, by and among  Smithway  Motor Xpress,  Inc., East West Motor Express,
                Inc., and Darwyn and David Stebbins.
10.8     ++++   First  Amendment  to Credit  Agreement dated March 1, 1998, between  Smithway Motor Xpress Corp., as Guarantor,
                Smithway  Motor  Xpress,  Inc.,  as  Borrower, and LaSalle
                National Bank.
10.9     ++++   Second  Amendment to Credit  Agreement dated March 15, 1998, between  Smithway Motor Xpress Corp.,  as Guarantor, Smithway
                Motor  Xpress,  Inc.,  as  Borrower,  and LaSalle National Bank.
10.10    +++++  Asset Purchase Agreement dated September 23, 1998, by and among
                Smithway  Motor Xpress, Inc., JHT, Inc., JHT LOGISTICS,  INC.,
                Bass Brook Truck Service, Inc., and JERDON TERMINAL HOLDINGS,
                LLC.

10.11    +++++  First  Amendment to Asset Purchase  Agreement  dated October 29,
                1998, by and among Smithway  Motor Xpress,  Inc.,  JHT,  Inc.,
                JHT LOGISTICS, INC., Bass Brook Truck Service, Inc.,
                and JERDON TERMINAL HOLDINGS, LLC.
10.12      #    Second Amendment to Asset Purchase Agreement dated October 30,
                1998, by and among Smithway Motor Xpress, Inc., JHT,Inc.,
                JHT LOGISTICS, INC., Bass Brook Truck Service, Inc., and
                JERDON TERMINAL HOLDINGS, LLC. (Filed as Exhibit 2.4 hereto)
10.13      #    Third Amendment to Credit Agreement dated October 30, 1998, between Smithway Motor Xpress Corp., as Guarantor,
                Smithway Motor Xpress, Inc., as Borrower, and LaSalle National
                Bank, as Lender.

21         #    List of subsidiaries.
23         #    Consent of KPMG Peat Marwick LLP, independent accountants.
27         #    Financial Data Schedule.


---------------------

+ Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996.

++ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
         Commission  File No.  000-20793, dated November 12, 1997.

+++ Incorporated by reference from the Company's Form 8-K. Commission File No. 000-20793, dated March 12, 1998.

++++     Incorporated by reference from the Company's Quarterly Report on
         Form 10-Q for the period ended March 31, 1998.   Commission File No.
         000-20793, dated May 14, 1998.

+++++    Incorporated by reference from the Company's Form 8-K.
         Commission File No. 000-20793, dated November 12, 1998.

#        Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SMITHWAY MOTOR XPRESS CORP.



Date:    March  18 , 1999                          BY: /s/ William G. Smith
         -----------------------------------           --------------------
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


Signature               Position                                   Date
--------------------------------------------------------------------------------
s/ William G. Smith     Chairman of the Board, President,         March 18, 1999
--------------------    and Chief Executive Officer; Director
William G. Smith        (principal executive officer)



/s/ G. Larry Owens      Executive Vice President,                 March 18, 1999
--------------------    Chief Operating Officer, and
G. Larry Owens          Chief Financial Officer;
                        Director



/s/ Michael E. Oleson   Treasurer and Chief                       March 18, 1999
----------------------  Accounting Officer
Michael E. Oleson       (principal financial
                        and accounting officer)


/s/ Herbert D. Ihle          Director                             March 18, 1999
--------------------
Herbert D. Ihle

/s/ Robert  E. Rich          Director                             March 18, 1999
-------------------
Robert E. Rich

/s/ Terry G.Christenberry    Director                             March 18, 1999
---------------------------
Terry G. Christenberry

                          Independent Auditors' Report



To the Stockholders and Board of Directors of Smithway Motor Xpress Corp.:

     We have audited the accompanying consolidated balance sheets of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

/s/KPMG Peat Marwick LLP


Des Moines, Iowa
February 5, 1999



                       SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                                 (Dollars in thousands)

                                                              December 31,
                                                      --------------------------
                            Assets                        1998           1997
                            ------                        -----          ----

Current assets:
    Cash and cash equivalents                         $   1,276     $     4,082
    Receivables (note 5):
       Trade                                             15,481          11,040
       Other                                              1,366           1,261
       Recoverable income taxes                             270               -
    Inventories                                           1,537           1,064
    Deposits, primarily with insurers (note 12)             391             770
    Prepaid expenses                                      1,110           1,160
    Deferred income taxes (note 6)                          510             350
                                                      ----------    ------------
             Total current assets                        21,941          19,727
                                                      ----------    ------------
Property and equipment (note 5):
    Land                                                    881             531
    Buildings and improvements                            6,147           5,100
    Tractors                                             60,915          38,217
    Trailers                                             39,194          24,233
    Other equipment                                       6,269           5,308
                                                      ----------    ------------
                                                        113,406          73,389
    Less accumulated depreciation                        26,269          20,257
                                                      ----------    ------------
             Net property and equipment                  87,137          53,132
                                                      ----------    ------------
Intangible assets, net (note 3)                           5,892           1,530
Other assets                                                524             489
                                                      ----------    ------------
                                                      $ 115,494     $    74,878
                                                      ==========    ============








              See accompanying notes to consolidated financial statements.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                           Liabilities and                    December 31,
                           Stockholders' Equity         ----------------------
                           --------------------            1998          1997
                                                           -----         ----

Current liabilities:
    Current maturities of long-term debt (note 5)     $      8,124   $    3,971
    Accounts payable                                         3,280        2,277
    Accrued compensation                                     1,714        1,278
    Income taxes payable                                         -          275
    Accrued loss reserves (note 12)                          1,204          905
    Other accrued expenses                                     808          921
                                                      ------------   ----------
               Total current liabilities                    15,130        9,627
Long-term debt, less current maturities (note 5)            53,579       27,005
Deferred income taxes (note 6)                              11,380        8,340
                                                      ------------   ----------
               Total liabilities                            80,089       44,972
                                                      ------------   ----------

Stockholders' equity (notes 7 and 8):
    Preferred stock (.01 par value;                             -            -
    authorized 5 million shares; issued none)
    Common stock:
        Class A (.01 par value; authorized 20 million           40           40
        shares; issued 1998 -4,015,662;
        1997 - 4,003,068 shares)
        Class B (.01 par value; authorized 5 million shares;    10           10
        issued 1 million shares)
    Additional paid-in capital                              11,311       11,144
    Retained earnings                                       24,118       18,789
    Reacquired shares, at cost (1998 - 13,885;
    1997 - 14,404 shares)                                      (74)        (77)
                                                       ------------   ----------
               Total stockholders' equity                   35,405       29,906
                                                       ------------   ----------
Commitments (notes 4,11 and 12)
                                                       $   115,494   $   74,878
                                                       ============  ===========



           See accompanying notes to consolidated financial statements

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                  (Dollars in thousands, except per share data)

                                          Years ended December 31,
                              --------------------------------------------------
                                      1998              1997             1996
                                      -----             ----             ----

Operating revenue:
   Freight                    $      160,975   $       119,688   $       93,428
   Other                                 400               429              239
                              ---------------  ----------------  ---------------
         Operating revenue           161,375           120,117           93,667
                              ---------------  ----------------  ---------------
Operating expenses:
   Purchased transportation           66,495            47,095           37,386
   Compensation and employee benefits 38,191            26,904           20,800
   Fuel, supplies, and maintenance    19,738            15,965           12,347
   Insurance and claims                2,745             2,206            1,995
   Taxes and licenses                  3,048             2,299            1,856
   General and administrative          6,237             5,391            4,214
   Communications and utilities        1,838             1,378              971
   Depreciation and amortization      11,015             7,880            5,740
                              ---------------  ----------------  ---------------
         Total operating expenses    149,307           109,118           85,309
                              ---------------  ----------------  ---------------
         Earnings from operations     12,068            10,999            8,358
Financial (expense) income:
   Interest expense                   (3,200)           (1,654)          (1,705)
   Interest income                       235               109              157
                              ---------------  ----------------  ---------------
         Earnings before income taxes  9,103             9,454            6,810
Income taxes (note 6)                  3,774             3,781            2,860
                              ---------------  ----------------  ---------------
         Net earnings         $        5,329   $         5,673    $       3,950
                              ===============  ================  ===============
Basic and diluted earnings    $         1.06   $          1.13    $        0.93
     per share (note 9)       ===============  ================  ===============




          See accompanying notes to consolidated financial statements.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1998, 1997, and 1996
                             (Dollars in thousands)



                                                                                             Equity
                                                      Additional                            reduction     Total
                                           Common      paid-in     Retained    Reacquired      for      stockholders'
                                           stock      capital      earnings     shares         ESOP     equity
                                                                                               debt
                                        ============================================================================

Balance at December 31, 1995              $      28 $         - $     8,138 $        (52) $    (243) $         7,871
Net earnings                                      -           -       3,950             -          -           3,950
Reduction of ESOP debt                            -           -           -             -        243             243
Acquisition of 4,777 common shares                -           -           -          (25)          -            (25)
Shares sold for cash, net of
  issuance costs(note 7)                         15      10,727           -             -          -          10,742
Change in value and number of
  redeemable common shares                        7         377       1,028             -          -           1,412
                                         ---------------------------------------------------------------------------
Balance at December 31, 1996                     50      11,104      13,116          (77)          -          24,193
Net earnings                                      -           -       5,673             -          -           5,673
Issuance of stock bonuses                         -          40           -             -          -              40
                                         ---------------------------------------------------------------------------
Balance at December 31, 1997                     50      11,144      18,789          (77)          -          29,906
Net earnings                                      -           -       5,329             -          -           5,329
Issuance of stock bonuses                         -         165           -             -          -             165
Treasury stock reissued (519 shares)              -           2           -             3          -               5
                                         ---------------------------------------------------------------------------
Balance at December 31, 1998              $      50 $    11,311 $    24,118 $        (74) $        - $        35,405
                                         ===========================================================================








          See accompanying notes to consolidated financial statements.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                  Years ended December 31,
                                                                          ----------------------------------------
                                                                             1998           1997          1996
                                                                             ----           ----          ----

Cash flows from operating activities:
   Net earnings                                                         $       5,329   $      5,673 $       3,950
                                                                          -----------   ------------  ------------
   Adjustments  to  reconcile   net  earnings  to  cash
      provided  by  operating activities:
         Depreciation and amortization                                         11,015          7,880         5,740
         Deferred income taxes                                                  2,880          2,460         2,088
         Provision for bad debts                                                   57             60            --
         Stock bonuses                                                            165             40            --
         Change in:
            Receivables                                                       (4,603)        (1,214)       (4,756)
            Inventories                                                         (107)          (326)         (210)
            Deposits, primarily with insurers                                     379            151          (67)
            Prepaid expenses                                                      343          (264)            90
            Accounts payable and other accrued liabilities                      1,050            450           249
                                                                          -----------   ------------  ------------
               Total adjustments                                               11,179          9,237         3,134
                                                                          -----------   ------------  ------------
               Net cash provided by operating activities                       16,508         14,910         7,084
                                                                          -----------   ------------  ------------

Cash flows from investing activities:
   Payments for acquisitions                                                  (26,266)        (2,599)       (3,834)
   Purchase of property and equipment                                         (12,865)          (357)       (6,341)
   Proceeds from sale of property and equipment                                 2,592          1,317         1,321
   Purchase of other assets                                                      (36)          (117)            --
   Proceeds from short-term investments                                            --             --           500
                                                                          -----------   ------------  ------------
               Net cash used in investing activities                         (36,575)        (1,756)       (8,354)
                                                                          -----------   ------------  ------------


Cash flows from financing activities:
   Proceeds from long-term debt                                                41,000         14,300            --
   Principal payments on long-term debt                                      (23,744)       (19,822)      (16,068)
   Borrowings on line of credit agreement                                          --         44,670        93,593
   Payments on line of credit agreement                                            --       (49,160)      (89,103)
   Proceeds from issuance of common stock, net                                     --             --        11,232
   Other                                                                            5             --         (420)
                                                                          -----------   ------------  ------------
      Net cash provided by (used in) financing activities                      17,261       (10,012)         (766)
                                                                          -----------   ------------  ------------
      Net(decrease)increase in cash and cash equivalents                      (2,806)          3,142       (2,036)

Cash and cash equivalents at beginning of year                                  4,082            940         2,976
                                                                          -----------   ------------  ------------
Cash and cash equivalents at end of year                                $       1,276   $      4,082 $         940
                                                                          ===========   ============  ============

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                             (Dollars in thousands)

                                                                                  Years ended December 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
       Interest                                                          $       3,262  $      1,455 $       1,732
       Income taxes                                                              1,438           835           971
                                                                          ------------  ------------  ------------
Supplemental schedules of noncash investing and financing activities:
       Notes payable issued for tractors and trailers                    $      11,780  $     20,594 $       8,996
       Principal payments made by ESOP                                              --            --           243
       Issuance of stock bonuses                                                   165            40            --
       Liability issued for intangible assets                                    1,691            --           100
                                                                          ============  ============  ============

Cash payments for acquisitions:
     Revenue equipment                                                   $      21,671  $      1,990 $       3,004
     Intangible assets                                                           2,779           472           727
     Land, buildings and other assets                                            1,816           137           103
                                                                          ------------  ------------  ------------
                                                                         $      26,266  $      2,599 $       3,834
                                                                          ============  ============  ============




















          See accompanying notes to consolidated financial statements.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
             (Dollars in thousands, except share and per share data)


Note 1: Consolidated Entity

         Smithway Motor Xpress Corp. and subsidiaries is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily in flatbed operations. It generally operates over short-to-medium traffic routes, serving shippers located predominantly in central United States. The Company also operates in the southern provinces of Canada. Canadian revenues, based on miles driven, were approximately $339 for the year ended December 31, 1998.
     Smithway Motor Xpress Corp. is a holding company of three wholly-owned subsidiaries, Smithway Motor Xpress, Inc., East West Motor Express, Inc., and JHT, Inc. East West Motor Express, Inc. and JHT, Inc. are newly created corporations formed in 1998 to facilitate the purchase of unrelated businesses using the same name. (See note 3.) Unless otherwise indicated, the companies named in this paragraph are collectively referred to as the "Company."

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation
         The consolidated financial statements include the accounts of the Company as described in note 1. All significant intercompany balances and transactions have been eliminated in consolidation.

Customers
         The Company serves a diverse base of shippers. No single customer accounted for more than 10 percent of the Company's total operating revenues during any of the years ended December 31, 1998, 1997, and 1996. The Company's 10 largest customers accounted for approximately 26 percent, 23 percent, and 32 percent of the Company's total operating revenues during 1998, 1997, and 1996, respectively. The Company's largest concentration of customers is in the steel and building materials industries, which together accounted for approximately 46 percent, 51 percent, and 47 percent of the Company's total operating revenues in 1998, 1997, and 1996, respectively.

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

Cash and Cash Equivalents
         The Company considers interest-bearing instruments with maturity of three months or less at the date of purchase to be the equivalent of cash. At December 31, 1998 and 1997 cash equivalents consisted of $1,471 and $3,700 of commercial paper and United States Treasury bills.

Receivables
         Trade receivables are stated net of an allowance for doubtful accounts of $66 and $60 at December 31, 1998 and 1997, respectively. The financial status of customers is checked and monitored by the Company when granting credit. The Company routinely has significant dollar transactions with certain customers. At December 31, 1998 and 1997, no individual customer accounted for more than 10 percent of total trade receivables.

Inventories
         Inventories   consist  of  tractor  and  trailer  supplies  and  parts.
Inventories are stated at lower of cost (first-in, first-out method) or market.

Prepaid Expenses
         Prepaid expenses consist primarily of the cost of tarps, which are amortized over 36 months and licenses which are amortized over 12 months.

Accounting for Leases
         The Company is a lessee of revenue equipment under operating leases. Rent expense is charged to operations as it is incurred under the terms of the respective leases.

Property and Equipment
         Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 39 years for buildings and improvements, 5 to 7 years for tractors and trailers, and 3 to 10 years for other equipment. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale. In accordance with industry practices, the gain or loss on retirement or sale is included in depreciation and amortization in the consolidated statements of earnings. Gains or losses on trade-ins are included in the basis of the new asset.
     Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Effective January 1, 1998, the Company changed its estimate of the life of these tires from two years to the life of the underlying revenue equipment. This change is in accordance wtih standard industry practice and was based on the Company's experience with the warranties and tread life of tires. The change has been accounted for prospectively. The effect of this change on net earnings was an increase of $175. Replacement tires are expensed when placed in service.

Intangibles
         Intangible assets, primarily goodwill, are recorded at cost and are amortized using the straight-line method over periods ranging from 5 to 15 years. Accumulated amortization of $583 and $211, at December 31, 1998 and 1997, respectively, have been netted against these intangible assets. Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Revenue Recognition
         The Company generally recognizes operating revenue when the freight to be transported has been loaded. The Company operates primarily in the short-to-medium length haul category of the trucking industry; therefore, the Company's typical customer delivery is completed one day after pickup. Accordingly, this method of revenue recognition is not materially different from recognizing revenue based on completion of delivery. The Company recognizes operating revenue when the freight is delivered for longer haul loads where delivery is completed more than one day after pickup. Amounts payable to independent contractors for purchased transportation, to Company drivers for wages, and other direct expenses are accrued when the related revenue is recognized.

Insurance and Claims
     Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to certain deductibles. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. The Company estimates and accrues a liability for its share of ultimate settlements using all available information. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved.

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

Stock Option Plans
     The Company has elected the pro forma disclosure option of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company will continue applying the accounting treatment prescribed by the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma net earnings and pro forma net earnings per common share have been provided as if SFAS No. 123 were adopted for all stock-based compensation plans.

Derivative Instruments
     The Company uses purchased options and futures contracts to hedge a portion of their anticipated fuel purchases. These derivative instruments are linked to heating oil which has a high correlation to diesel fuel. These derivative instruments meet the criteria for hedge accounting and are accounted for on this basis. The Company does not hold or issue options and futures contracts for trading purposes. Unrealized gains and losses related to qualifying hedges are deferred and recognized in income when the fuel purchases are made, or immediately if the commitment has been canceled.
     The Company also uses "floating to fixed" heating oil price swap agreements to limit its exposure to potentially adverse fluctuations in fuel prices. As the fuel is purchased, the differential to be paid or received on the swap agreements is recognized as an adjustment to fuel, supplies, and maintenance expense in the consolidated statement of earnings.

Net Earnings Per Common Share
     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the years. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares.

Effect of New Accounting Standards
     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" effective January 1, 1998. SFAS No. 130 establishes the standards for the reporting and display of comprehensive income in the financial statements. SFAS No. 132 revises the disclosure requirements for pension and other postretirement benefit plans. The adoption of these standards had no effect on the Company's consolidated financial statements. The Company adopted the provisions of SFAS No. 131,"Disclosure about Segments of an Enterprise and Related Information" effective January 1, 1998. SFAS No. 131 establishes disclosure requirements for segment operations. The Company has three operating segments: Smithway Motor Xpress, Inc.; East West Motor Express, Inc.; and JHT, Inc. Each of these segments operates in the motor carrier services industry with a similar operations and customer base. These segments have been aggregated for purposes of SFAS No. 131. The Company intends to merge JHT, Inc. into Smithway Motor Xpress, Inc. in 1999, thereby eliminating this operating segment. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," will be effective for the Company for the year beginning January 1, 2000. Management is evaluating the impact the adoption of SFAS No. 133 will have on the Company's consolidated financial statements. The Company expects to adopt SFAS No. 133 when required.

Note 3:  Acquisitions

     In February 1998, the Company acquired tractors, trailers, real estate and certain other assets owned or leased by East West Motor Express, Inc. of Black Hawk, South Dakota. In exchange for these assets, the Company repaid approximately $4,287 in equipment financing secured by these assets and paid $5,896 to the former owners of the acquired assets. In addition, the Company agreed to pay $2,256 for goodwill and other intangible assets.
     In October 1998, the Company acquired tractors, trailers, and certain other assets owned or leased by JHT, Inc. of Cohasset, Minnesota. In exchange for these assets,the Company assumed and repaid approximately $10,200 in equipment financing secured by these assets and paid $813 to the former owners of the acquired assets. In addition, the Company agreed to pay $1,515 for goodwill and other intangible assets.
     A summary of unaudited pro forma financial statement data, assuming the acquisition of East West Motor Express, Inc. and JHT, Inc. had occurred on January 1, 1997 is as follows: operating revenue, $185,692 and $175,200; earnings from operations, $13,599 and $15,256; net earnings, $5,739 and $7,176; and basic and diluted net earnings per common share, $1.14 and $1.43, for 1998 and 1997, respectively.
     The Company also acquired tractors, trailers, and certain other assets of TP Transportation, Inc. of Enid, Oklahoma in August 1998.

In exchange for these assets, the Company assumed or repaid approximately $4,333 in equipment financing secured by these assets and paid $125 to the former owners of TP Transportation, Inc. In addition, the Company agreed to pay $675 for goodwill and other intangible assets. The effect of this transaction was not material to the consolidated financial statements of the Company.
     In February 1997, the Company acquired tractors, trailers, and certain other assets of Pirie Motor Freight, Inc. of Fort Dodge, Iowa. In exchange for these assets, the Company assumed and repaid approximately $1,260 in equipment financing secured by these assets and paid $140 for a noncompete and consulting agreement. The effect of this transaction was not material to the consolidated financial statements of the Company.
     In September 1997, the Company acquired tractors, trailers, and certain other assets of Royal Transport, Ltd. of Grand Rapids, Michigan. In exchange for these assets, the Company repaid approximately $669 in equipment financing secured by these assets and paid $179 to the former owners of Royal Transport, Ltd. In addition, the Company agreed to pay $376 for a noncompete and consulting agreement. The effect of this transaction was not material to the consolidated financial statements of the Company.
     The above acquisitions were accounted for by the purchase method of accounting.

Note 4:  Financial Instruments

     SFAS 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1998, the carrying amounts of cash and cash equivalents, trade receivables, other receivables, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of those instruments. The carrying amounts of long-term debt and line of credit approximate fair value because the applicable borrowing rates equal current market rates.
     The Company uses derivative instruments including purchased options and futures contracts to hedge a portion of their anticipated fuel purchases. The Company does not hold these instruments with the objective of earning financial gains on price fluctuations alone, nor does it enter into derivative hedge instruments for which there are no underlying transaction related exposures. The notional amounts for options and futures contracts in place at December 31, 1998 and 1997 are 1.6 million gallons and -0- gallons, respectively. These options and futures contracts generally mature in less than one year. At December 31, 1998 deferred unrealized losses were $140, based upon broker quoted prices.
     In December 1998, the Company entered into several "floating to fixed" heating oil price swap agreements. At December 31, 1998, the notional amount of the agreements was 7.5 million gallons, related specifically to 1999 fuel purchases. At December 31,1998, the fixed price in the agreements ranged from
37.8 cents per gallon to 42.2 cents per gallon. Fair value of these swaps, based upon the estimated amount the Company would pay to terminate the agreements, was $317 at December 31, 1998.

Note 5:  Long-Term Debt

     Long-term debt includes a credit agreement, entered into during 1997, with an outstanding balance of $25,000 and $10,000 at December 31, 1998 and 1997, respectively. The agreement was amended during 1998 to allow for borrowings up to the lesser of 85 percent of eligible accounts receivable and 75 percent of the net book value of unencumbered revenue equipment or $40,000.
Borrowings under the agreement are secured by liens on revenue equipment, accounts receivable, and certain other assets at December 31, 1998. The agreement expires August 31, 2000 and contains certain compliance covenants. The Company was in compliance with these covenants at December 31, 1998. The weighted average interest rate on the outstanding balance is defined in the agreement and at December 31, 1998 and 1997 was 6.79 percent and 6.87 percent, respectively. The credit agreement also includes financing for letters of credit. At December 31, 1998 and 1997, the Company had letters of credit of $2,000 and $1,000 outstanding for self-insured amounts related to its insurance programs. (See note 12.) These letters of credit directly reduced the amount of potential borrowings available under the credit agreement.
     Long-term debt also includes equipment notes with balances of $35,444 and $20,976 at December 31, 1998 and 1997, respectively. Interest rates on the equipment notes range from 5.81 percent to 6.99 percent with maturities through 2003. The equipment notes are collateralized by the underlying equipment.
     At December 31, 1998, long-term debt also includes future payments for intangible assets of $1,259.
     Future maturities on long-term debt for years ending December 31, are as follows: 1999, $8,124; 2000, $33,577; 2001, $6,416; 2002, $8,773; and 2003,
$4,813.

Note 6:  Income Taxes

         Income taxes consisted of the following components for the three years ended December 31:

                                     Federal       State        Total
                              -------------- ----------- ------------

                         1998
                         ----
                      Current  $         805 $        89 $       894
                     Deferred          2,304         576        2,880
                               ------------- ----------- ------------
                               $       3,109 $       665 $      3,774
                               ============= =========== ============

                         1997
                         ----
                      Current          1,082         239        1,321
                     Deferred          2,016         444        2,460
                               ------------- ----------- ------------
                               $       3,098 $       683 $      3,781
                               ============= =========== ============

                         1996
                         ----
                      Current            725          47          772
                     Deferred          1,712         376        2,088
                              -------------- ----------- ------------
                               $       2,437 $       423 $      2,860
                               ============= =========== ============


         Total income tax expense differs from the amount of income tax expense computed by applying the normal United States federal income tax rate of 34 percent to income before income tax expense. The reasons for such differences are as follows:

                                                      Years ended December 31,
                                                       1998     1997     1996
                                                       ----------------------

Computed "expected" income tax expense                $3,095  $3,214   $2,315
State income tax expense net of federal benefit          439     451      279
Permanent differences, primarily nondeductible
     portion of driver per diem and travel expenses      234     230      176
Other                                                      6    (114)      90
                                                      ------------------------
                                                      $3,774   $3,781  $2,860
                                                      ========================

         Temporary differences between the financial statement basis of assets and liabilities and the related deferred tax assets and liabilities at December 31, 1998 and 1997, were as follows:


                                                       1998                1997
                                                    ----------------------------

Deferred tax assets:
Alternative minimum tax (AMT)credit carryforwards   $ 1,783             $   910
Accrued expenses                                        650                 508
Other                                                   101                  32
                                                    --------            --------
Total gross deferred tax assets                       2,534               1,450
                                                    --------            --------
Deferred tax liabilities:
Prepaid expenses                                         (5)                (17)
Property and equipment                              (13,399)             (9,423)
                                                    --------            --------
Total gross deferred tax liabilities                (13,404)             (9,440)
                                                    --------            --------
Net deferred tax liabilities                       ($10,870)            ($7,990)
                                                   =========            ========

         The AMT credit carryforwards are available indefinitely to reduce future income tax liabilities to the extent they exceed AMT liabilities.

Note 7:  Stockholders' Equity

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

Note 8: Stock Plans

         The Company has reserved 25,000 shares of Class A common stock for issuance pursuant to an outside director stock option plan. The term of each option shall be six years from the grant date. Options vest on the first anniversary of the grant date. Exercise price of each stock option is 85 percent of the fair market value of the common stock on the date of grant.
         The Company has reserved 225,000 shares of Class A common stock for issuance pursuant to an incentive stock option plan. Any shares which expire unexercised or are forfeited become available again for issuance under the plan. Under this plan, no awards of incentive stock options may be made after December 31, 2004.
         The Company applied APB Opinion No. 25 in accounting for its stock option plans; and, accordingly, no compensation expense has been recognized in the consolidated financial statements. Had the Company determined compensation based on the fair value at the grant date for its outstanding stock options under SFAS 123, the effect on Company's net earnings and net earnings per common share for 1998 and 1997 would have been immaterial. The full impact of calculating compensation cost for stock options under SFAS 123 is reflected over the options' vesting period.
         A summary of stock option activity and weighted-average exercise prices follows:

                                                          1998              1997              1996
                                             Shares   Exercise    Shares  Exercise  Shares  Exercise
                                                         price                       price    price
                                            ---------------------------------------------------------


Outstanding at beginning of year            114,000      $9.25    88,000   $9.42    85,000    $9.50
Granted                                      35,000      12.00    28,000    8.73     3,000     7.23
Exercised                                         -         -          -       -         -        -
Forfeited                                         -         -     (2,000)   9.50         -        -
                                            -------      -----   -------   ------   ------    -----
Outstanding at end of year                  149,000      $9.90   114,000   $9.25    88,000    $9.42
                                            =======      =====   =======   =====    ======    =====

Options exercisable at end of year           97,400      $9.21    48,700   $9.20    16,600    $9.50
  Weighted-average fair value of options
  granted during the year                    $5.25                $2.22             $2.72


         At December 31, 1998, the weighted-average remaining contractual life of the outstanding options was 7.0 years and the exercise prices ranged from $7.23 to $14.05 per share.
         The Company used the Black-Scholes option pricing model to determine the fair value of stock options for the years ended December 31, 1998, 1997, and 1996. The following assumptions were used in determining the fair value of these options: weighted-average risk-free interest rate, 5.46% in 1998, 6.12% in 1997, and 6.44% in 1996; weighted-average expected life, 5 years in 1998, 5 years in 1997 and 3 years in 1996; and weighted-average expected volatility, 41% in 1998, 21% in 1997, and 20% in 1996. There were no expected dividends.
         The Company adopted an independent contractor driver bonus plan effective January 1, 1997. The maximum number of shares to be awarded under the plan are 50,000 shares of Class A common stock. The Company awarded 5,696 and 3,211 shares under the plan in 1998 and 1997, respectively.
         The Company also adopted a Class A common stock profit incentive plan in 1997. Under the plan, the Company will set aside for delivery to certain participants the number of shares of Class A common stock having a market value on the distribution date equal to a designated percentage (as determined by the board of directors) of the Company's consolidated net earnings for the applicable fiscal year. In 1998, the Company awarded $80 to certain employees for which common stock will be issued in 1999. In 1998 the Company issued 6,079 shares of Class A common stock to participants in the plan.
     In 1996, the Company granted a common stock bonus of 2,254 shares of nonvested Class A common stock with a fair value of $8.88 on the grant date.

During 1998 and 1997, 564 and 563 shares, respectively, became vested and were issued by the Company. The remaining 1,127 shares will vest and be issued during 1999.

Note 9:  Earnings per Share

         A summary of the basic and diluted earnings per share computations is presented below:


                                                     Years ended December 31,
                                                  1998       1997         1996
                                               ---------------------------------

Net earnings available to common  stockholders $   5,329  $   5,673    $   3,950
                                               =========  =========    =========
Basic weighted-average shares outstanding      5,012,450  5,000,860    4,249,893
Effect of dilutive stock options                  24,069     18,011          158
Effect of dilutive stock awards                      221        376            -
                                               ---------  ---------    ---------
Diluted weighted-average shares outstanding    5,036,740  5,019,247    4,250,051
                                               =========  =========    =========
Basic earnings per share                           $1.06      $1.13        $0.93
Diluted earnings per share                         $1.06      $1.13        $0.93


Note 10:  Employees' Profit Sharing and Savings Plan and ESOP

         The Company has an Employees' Profit Sharing and Savings Plan, which is a qualified plan under the provisions of Sections 401(a) and 501(a) of the Internal Revenue Code. Eligible employees are allowed to contribute up to a maximum of 15 percent of pretax compensation into the plan. Employers may make savings, matching, and discretionary contributions, subject to certain restrictions. During the years ended December 31, 1998, 1997, and 1996, Company contributions totaled $152, $150, and $-0-, respectively. The plan owns 475,140 shares of the Company's Class A common stock at December 31, 1998.
         The Company previously sponsored an ESOP which was merged into the Employees' Profit Sharing and Savings Plan, effective January 1, 1997. The ESOP had previously incurred a note payable with a balance at December 31, 1996 of $243 in connection with the purchase of common stock of the Company. This debt was retired by the ESOP during 1996 with the proceeds the ESOP received from stock it sold in the initial public offering. Actual interest expense on the ESOP debt was $11 during the year ended December 31, 1996.

Note 11:  Lease Commitments

         The Company has entered into various noncancelable operating leases for transportation equipment and buildings which will expire over the next four years. Under the leases for transportation equipment, the Company is responsible for all repairs, maintenance, insurance, and all other operating expenses. Certain leases on transportation equipment require the Company to guarantee the residual value at the maturity of the lease at amounts varying from 10 percent to 20 percent of the original equipment cost. The maximum contingent liability under such leases is approximately $234 from 1999 to 2002.
         Approximate future minimum lease payments under noncancelable operating leases as of December 31, 1998, totaled $601 and are payable as follows: 1999, $405; 2000, $185; and 2001, $11.
          Rent charged to expense on the above leases, expired leases, and short-term rentals was $974 in 1998; $1,740 in 1997; and $1,462 in 1996.

Note 12:  Commitments and Contingent Liabilities

     The Company's insurance program for personal liability, physical damage, workers' compensation, and cargo losses and damage involves self-insurance for losses up to $50 per claim, $50 per claim, $100 per claim, and $50 per claim, respectively. At December 31, 1998 and 1997, the Company had approximately $1,204 and $905, respectively, accrued for its estimated liability for incurred losses related to these programs. Losses in excess of the self-insured amount per claim are covered by insurance companies.
         The insurance companies require the Company to provide letters of credit to provide funds for payment of the self-insured amounts. At December 31, 1998 and 1997, the Company had a $2,000 and $1,000 letter of credit issued under the credit agreement described in note 5. In addition, funds totaling $201 and $683 were held by the insurance companies as deposits at December 31, 1998 and 1997, respectively.

         The Company's health insurance program is provided as an employee benefit for all eligible employees and contractors. The plan is self funded for losses up to $60,000 per covered member and has an aggregate excess loss cap of 125% of expected claims. At December 31, 1998 and 1997, the Company had approximately $325 and $250, respectively, accrued for its estimated liability related to these claims.
         The Company has agreed to pay $645 for real estate and improvements owned by the former owners of JHT, Inc. The commitment to purchase this real estate is contingent upon satisfactory environmental assessments. The Company is leasing the property until the transaction occurs.
         The Company is also involved in certain legal actions and proceedings arising from the normal course of operations. Management believes that liability, if any, arising from such legal actions and proceedings will not have a material adverse effect on the financial position of the Company.

Note 13:  Transactions with Related Parties

         During the year ended December 31, 1998, the Company paid $150 for financial advisory services to an investment banking firm whose president is a member of the board of directors of the Company.

Note 14:  Quarterly Financial Data (Unaudited)
         Summarized quarterly financial data for the Company for 1998 and 1997 is as follows:



1998                          March 31   June 30   September 30     December 31

Operating revenue             $ 33,391  $ 40,835       $ 42,424        $ 44,725
Earnings from operations         2,493     2,396          3,528           3,651
Net earnings                     1,143     1,021          1,604           1,561
Basic and diluted earnings        0.23      0.20           0.32            0.31
     per share
1997
Operating revenue             $ 26,908  $ 30,614       $ 31,834        $ 30,761
Earnings from operations         1,955     3,107          3,369           2,569
Net earnings                       951     1,536          1,695           1,492
Basic and diluted earnings        0.19      0.31           0.34            0.30
     per share

   As a result of rounding, the total of the four quarters may not equal the Company's results for the year.