Form 10-Q
period 1999-03-31
SMITHWAY MOTOR XPRESS CORP
filed 1999-05-14
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------


                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                                  YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 3, 1999).

             Class A Common Stock, $.01 par value: 4,024,627 shares Class B Common Stock, $.01 par value: 1,000,000 shares

                                                    Exhibit Index is on Page 18.



                                                             Page Number 1 of 20

                                     PART I
                              FINANCIAL INFORMATION


                                                                           PAGE
                                                                          NUMBER
Item 1.  Financial Statements.............................................   3-9
         Condensed Consolidated Balance Sheets as of December 31, 1998
                  and March 31, 1999 (unaudited)..........................   3-4
         Condensed Consolidated Statements of Earnings for the
                  three months ended March 31, 1999
                  and 1998 (unaudited)....................................     5
         Condensed Consolidated Statements of Stockholders' Equity
                  for the year ended December 31, 1998, and the three
                  months ended March 31, 1999 (unaudited).................     6
         Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1999
                  and 1998 (unaudited)....................................   7-8
         Notes to Condensed Consolidated Financial
                  Statements (unaudited)..................................     9
Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................... 10-16
Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risks .....................................    15

                                     PART II
                                OTHER INFORMATION


 Item 1. Legal Proceedings................................................    17
 Item 2. Changes in Securities............................................    17
 Item 3. Defaults Upon Senior Securities..................................    17
 Item 4. Submission of Matters to a Vote of Security Holders..............    17
 Item 5. Other Information................................................    17
 Item 6. Exhibits and Reports on Form 8-K................................. 18-19

                           FORWARD LOOKING STATEMENTS

         This document contains forward-looking statements. Statements by the Company in press releases, public filings, and stockholder reports, as well as oral public statements by Company representatives, also may contain certain forward-looking information. Forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic factors such as recessions, downturns in customers' business cycles, surplus inventories, inflation, higher interest rates, and fuel price increases; the resale value of the Company's used revenue equipment; the availability and compensation of qualified drivers and owner-operators; competition from trucking, rail, and intermodal competitors; and the availability of desirable target companies and financing for acquisitions. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.


                                                             Page Number 2 of 20

                                     PART I
                              FINANCIAL INFORMATION


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  March 31,         December 31,
                                                                                     1999               1998
                                                                              ------------------ ------------------
                                                                                 (unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents...................................................$            1,534 $            1,276
  Receivables:
    Trade.....................................................................            18,668             15,481
    Other.....................................................................             1,807              1,366
    Recoverable income taxes..................................................               117                270
  Inventories.................................................................             1,527              1,537
  Deposits, primarily with insurers...........................................               414                391
  Prepaid expenses............................................................             1,954              1,110
  Deferred income taxes.......................................................               660                510
                                                                              ------------------ ------------------
         Total current assets.................................................            26,681             21,941
                                                                              ------------------ ------------------
Property and equipment:
  Land........................................................................               883                881
  Buildings and improvements..................................................             6,180              6,147
  Tractors....................................................................            64,918             60,915
  Trailers....................................................................            38,251             39,194
  Other equipment.............................................................             6,364              6,269
                                                                              ------------------ ------------------
                                                                                         116,596            113,406
  Less accumulated depreciation...............................................            28,920             26,269
                                                                              ------------------ ------------------
         Net property and equipment...........................................            87,676             87,137
                                                                              ------------------ ------------------
Intangible assets, net........................................................             5,942              5,892
Other assets..................................................................               274                524
                                                                              ------------------ ------------------
                                                                              $          120,573 $          115,494
                                                                              ================== ==================




See accompanying notes to condensed consolidated financial statements.

                                                             Page Number 3 of 20

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                  March 31,         December 31,
                                                                                     1999               1998
                                                                              ------------------ ------------------
                                                                                 (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt........................................  $          8,418   $          8,124
  Accounts payable............................................................             5,865              3,280
  Accrued compensation .......................................................             2,367              1,714
  Accrued loss reserves.......................................................             1,552              1,204
  Other accrued expenses......................................................               750                808
                                                                              ------------------ ------------------
         Total current liabilities............................................            18,952             15,130
Long-term debt, less current maturities.......................................            52,556             53,579
Deferred income taxes.........................................................            12,280             11,380
                                                                              ------------------ ------------------
         Total liabilities....................................................            83,788             80,089
                                                                              ------------------ ------------------
Stockholders' equity:
  Preferred stock.............................................................                 -                  -
  Common stock:
    Class A...................................................................                40                 40
    Class B...................................................................                10                 10
  Additional paid-in capital..................................................            11,345             11,311
  Retained earnings...........................................................            25,422             24,118
  Reacquired shares, at cost..................................................               (32)               (74)
                                                                              ------------------ ------------------
         Total stockholders' equity...........................................            36,785             35,405
                                                                              ------------------ ------------------
                                                                                $        120,573   $        115,494
                                                                              ================== ==================




See accompanying notes to condensed consolidated financial statements.

                                                             Page Number 4 of 20

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                                                   Three months ended
                                                                                        March 31,
                                                                             1999                     1998
                                                                      ------------------     ------------------
Operating revenue:
     Freight..........................................................$           47,206      $          33,294
     Other............................................................                89                     97
                                                                      ------------------     ------------------
           Operating revenue..........................................            47,295                 33,391
                                                                      ------------------     ------------------
Operating expenses:
     Purchased transportation.........................................            18,889                 13,206
     Compensation and employee benefits...............................            11,720                  7,866
     Fuel, supplies, and maintenance..................................             5,518                  4,344
     Insurance and claims.............................................             1,240                    737
     Taxes and licenses...............................................               991                    632
     General and administrative.......................................             1,723                  1,348
     Communications and utilities.....................................               578                    413
     Depreciation and amortization....................................             3,486                  2,352
                                                                      ------------------     ------------------
          Total operating expenses....................................            44,145                 30,898
                                                                      ------------------     ------------------
          Earnings from operations....................................             3,150                  2,493
Financial (expense) income
     Interest expense.................................................             (954)                  (585)
     Interest income..................................................                41                     80
                                                                      ------------------     ------------------
          Earnings before income taxes................................             2,237                  1,988
Income taxes..........................................................               933                    845
                                                                      ------------------     ------------------
          Net earnings................................................$            1,304      $           1,143
                                                                      ==================     ==================
Basic and diluted earnings per common share...........................$             0.26      $            0.23
                                                                      ==================     ==================
Basic weighted average common shares outstanding......................         5,020,892              5,005,804
     Common stock options and awards..................................               748                 39,727
                                                                      ------------------     ------------------
Diluted weighted average common shares outstanding....................         5,021,640              5,045,531
                                                                      ==================     ==================




See accompanying notes to condensed consolidated financial statements.

                                                             Page Number 5 of 20

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)



                                                           Additional                                   Total
                                               Common       paid-in      Retained     Reacquired    stockholders'
                                                stock       capital      earnings       shares         equity
                                            ------------- ------------ ------------- -------------  --------------

Balance at December 31, 1997................ $         50  $    11,144  $     18,789  $        (77)  $      29,906
Net earnings................................            -            -         5,329             -           5,329
Issuance of stock bonuses...................            -          165             -             -             165
Treasury stock reissued.....................            -            2             -             3               5
                                            ------------- ------------ ------------- -------------  --------------
Balance at December 31, 1998................           50       11,311        24,118           (74)         35,405
Net earnings................................            -            -         1,304             -           1,304
Issuance of stock bonuses...................            -           26             -            30              56
Treasury stock reissued.....................            -            8             -            12              20
                                            ------------- ------------ ------------- -------------  --------------
Balance at March 31, 1999................... $         50  $    11,345  $     25,422  $        (32)  $      36,785
                                            ============= ============ ============= =============  ==============




See accompanying notes to condensed consolidated financial statements.

                                                             Page Number 6 of 20

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                         1999            1998
                                                                                     ------------   ---------------
Cash flows from operating activities:
  Net earnings.......................................................................$      1,304   $         1,143
                                                                                     ------------   ---------------
  Adjustments  to  reconcile  net  earnings to net cash  provided  by  operating activities:
    Depreciation and amortization....................................................       3,486             2,352
    Deferred income taxes............................................................         750               430
    Provision for bad debts..........................................................           3                12
    Stock bonuses....................................................................          76                75
    Changes in:
      Receivables....................................................................      (3,631)           (3,453)
      Inventories....................................................................          10               (84)
      Deposits, primarily with insurers..............................................         (23)              530
      Prepaid expenses...............................................................        (844)             (601)
      Accounts payable and other accrued liabilities.................................       3,593             1,429
                                                                                     ------------   ---------------
             Total adjustments.......................................................       3,420               690
                                                                                     ------------   ---------------
             Net cash provided by operating activities...............................       4,724             1,833
                                                                                     ------------   ---------------

Cash flows from investing activities:
  Payments for acquisitions..........................................................           -           (11,346)
  Purchase of property and equipment.................................................      (2,471)           (1,509)
  Proceeds from the sale of property and equipment...................................         891               510
  Other .............................................................................         100               (59)
                                                                                     ------------   ---------------
             Net cash used in investing activities...................................      (1,480)          (12,404)
                                                                                     ------------   ---------------

Cash flows from financing activities:
  Proceeds from long-term debt.......................................................           -            11,000
  Principal payments on long-term debt...............................................      (2,986)           (3,105)
                                                                                     ------------   ---------------
         Net cash (used in) provided by financing activities.........................      (2,986)            7,895
                                                                                     ------------   ---------------

         Net increase (decrease) in cash and cash equivalents........................         258            (2,676)
Cash and cash equivalents at beginning of period.....................................       1,276             4,082
                                                                                     ------------   ---------------
Cash and cash equivalents at end of period...........................................$      1,534   $         1,406
                                                                                     ============   ===============




See accompanying notes to condensed consolidated financial statements.

                                                             Page Number 7 of 20

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)



                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                   ----------------------------
                                                                                        1999             1998
                                                                                   ------------   -------------

Supplemental disclosure of cash flow information:

  Cash paid during the period for:

      Interest................................................................     $         717   $        737

      Income taxes............................................................                29             91
                                                                                    ============   ============


Supplemental schedules of noncash investing and financing activities:

    Notes payable issued for tractors and trailers............................     $      2,257    $      1,962

    Issuance of stock bonuses.................................................               76              75

    Liability issued for intangible assets....................................                -           1,154
                                                                                    ============   ============




Cash payments for acquisitions:

    Revenue equipment..........................................................                    $      8,913

    Intangible assets..........................................................                           1,162

    Land, buildings and other assets...........................................                           1,271
                                                                                                   ------------
Total cash paid for acquisitions...............................................                    $     11,346
                                                                                                   ============




See accompanying notes to condensed consolidated financial statements.

                                                             Page Number 8 of 20

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.Basis of Presentation

         The condensed consolidated financial statements include the accounts of Smithway Motor Xpress Corp., a Nevada holding company, and its wholly owned subsidiaries, Smithway Motor Xpress, Inc. and East West Motor Express, Inc. (East West). JHT, Inc. (JHT), a subsidiary of the Company at December 31, 1998 was merged into Smithway Motor Xpress, Inc. in February, 1999. Unless otherwise indicated, the companies named in this paragraph are collectively referred to as the "Company." All significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the published rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 1998 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.Effect of New Accounting Standards

         Statement of Financial Accounting Standards(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," will be effective for the Company for the year beginning January 1, 2000. Management is evaluating the impact the adoption of SFAS No.133 will have on the Company's consolidated financial statements. The Company expects to adopt SFAS No. 133 when required.



                                                             Page Number 9 of 20

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Overview

         The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the first quarter of the Company's 1999 and 1998 fiscal years.

         The Company has expanded its operations substantially over the past three years through a combination of internal growth and acquisitions. For the three months ended March 31, 1999, revenue increased 41.6% and net earnings increased 14.1% compared with the same period in 1998.

         The Company significantly increased its dry van operations with the acquisition of East West and JHT. The Company's increasing revenue from dry van operations has affected its operating statistics. Company-wide revenue per loaded mile has decreased to $1.31 in the 1999 quarter from $1.35 in 1998 quarter, primarily because revenue per loaded mile for the Company's dry van freight is lower than for its flatbed freight. Management believes, however, that the dry van freight is comparable in profitability to flatbed freight because it typically generates fewer empty miles and greater miles per tractor than flatbed freight. Management expects that the percentage of the Company's revenue generated by dry van freight will increase in 1999 because of the acquisition of JHT in October 1998. Fluctuations in revenue per loaded mile and other operating statistics may occur from time-to-time as the Company's freight mix changes due to acquisitions and other factors.

         The Company operates a tractor-trailer fleet comprised of both Company-owned vehicles and vehicles obtained under leases from independent contractors and third-party finance companies. Fluctuations among expense categories may occur as a result of changes in the relative percentage of the fleet obtained through equipment that is owned versus equipment that is leased from independent contractors or financing sources. Costs associated with revenue equipment acquired under operating leases or through agreements with independent contractors are expensed as "purchased transportation." For these categories of equipment the Company does not incur costs such as interest and depreciation as it might with owned equipment. In addition, independent contractor tractors, driver compensation, fuel, communications, and certain other expenses are borne by the independent contractors and are not incurred by the Company. Obtaining equipment from independent contractors and under operating leases reduces capital expenditures and on-balance sheet leverage and effectively shifts expenses from interest to "above the line" operating expenses. The fleet profile of acquired companies and the Company's relative recruiting and retention success with Company-employed drivers and independent contractors will cause fluctuations from time-to-time in the percentage of the Company's fleet that is owned versus obtained from independent contractors and under operating leases. Accordingly, management intends to evaluate the Company's efficiency using pretax margin and net margin rather than operating ratio.


                                                            Page Number 10 of 20

Results of Operations

         The following table sets forth the percentage relationship of certain items to operating revenue for the three months ended March 31, 1999 and 1998:




                                                                             Three Months Ended
                                                                                  March 31,
                                                                         1999                    1998
                                                                  ------------------       ----------------
Operating revenue.................................................            100.0%                 100.0%
Operating expenses
  Purchased transportation........................................             39.9                   39.6
  Compensation and employee benefits..............................             24.8                   23.6
  Fuel, supplies, and maintenance.................................             11.7                   13.0
  Insurance and claims............................................              2.6                    2.2
  Taxes and licenses..............................................              2.1                    1.9
  General and administrative......................................              3.6                    4.0
  Communications and utilities....................................              1.2                    1.2
  Depreciation and amortization...................................              7.4                    7.0
                                                                  ------------------       ----------------
    Total operating expenses......................................             93.3                   92.5
                                                                  ------------------       ----------------
Earnings from operations..........................................              6.7                    7.5
Interest expense (net)............................................             (1.9)                  (1.5)
                                                                  ------------------       ----------------
Earnings before income taxes......................................              4.8                    6.0
Income taxes......................................................              2.0                    2.6
                                                                  ------------------       ----------------
Net earnings......................................................              2.8%                   3.4%
                                                                  ==================       ================

Comparison of three months ended March 31, 1999 with three months ended March 31, 1998

         Operating revenue increased $13.9 million (41.6%) to $47.3 million during the 1999 quarter from $33.4 million during the 1998 quarter. Expanded business with existing customers and revenue from the acquired operations of East West in February 1998 and JHT in October 1998 contributed to the Company's revenue growth. The increase was attributable to a 44.3% increase in weighted average tractors to 1,529 during the 1999 quarter from 1,060 during the 1998 quarter. This was offset by a decrease in revenue per loaded mile to $1.31 in the 1999 quarter from $1.35 in the 1998 quarter. This decrease in the rate per mile is a result of the increase in van freight associated with the acquisition of East West and JHT.

         Purchased transportation increased $5.7 million (43.0%) to $18.9 million in the 1999 quarter from $13.2 million in the 1998 quarter as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation increased to 39.9% of revenue in the 1999 quarter from 39.6% in the 1998 quarter. This reflects an increase in the percentage of the Company's fleet supplied by independent contractors as a result of the Company's internal recruiting efforts, and the acquisition of East West, which has obtained a higher percentage of its fleet from independent contractors.

         Compensation and employee benefits increased $3.9 million (49%) to $11.7 million in the 1999 quarter from $7.9 million in the 1998 quarter. As a percentage of revenue, compensation and employee benefits increased to 24.8% of revenue in the 1999 quarter from 23.6% in the 1998


                                                            Page Number 11 of 20
quarter. The increase was attributable to (i) an increase in the per-mile wage paid to van division drivers, (ii) an increase in the number of trainers and trainees, and (iii) an increase in the workers compensation claims paid and reserved.

         Fuel, supplies, and maintenance increased $1.2 million (27%) to $5.5 million in the 1999 quarter from $4.3 million in the 1998 quarter. As a percentage of revenue, fuel, supplies, and maintenance decreased to 11.7% of revenue for the 1999 quarter compared with 13.0% for the 1998 quarter reflecting a 9.4% decrease in average fuel costs to $.96 per gallon during the 1999 quarter from $1.07 per gallon during the 1998 quarter and a reduction in maintenance costs.

         Insurance and claims increased $503,000 (68.2%) to $1.2 million in the 1999 quarter from $737,000 in the 1998 quarter. As a percentage of revenue, insurance and claims increased to 2.6% of revenue in the 1999 quarter from 2.2% in the 1998 period as a result of increased insurance claims paid and reserved.

         Taxes and licenses increased $359,000 (56.8%) to $991,000 in the 1999 quarter from $632,000 in the 1998 quarter reflecting an increase in the number of tractors licensed by the Company and an increase in the number of shipments requiring special permits during the 1999 period. As a percentage of revenue, taxes and licenses increased to 2.1% of revenue from 1.9% in the 1998 period.

         General and administrative expenses increased $375,000 (27.8%) to $1.7 million in the 1999 quarter from $1.3 million in the 1998 quarter. As a percentage of revenue, general and administrative expenses decreased to 3.6% of revenue in the 1999 quarter from 4.0% in the 1998 quarter as a result of decrease in freight revenue being dispatched by terminal agents resulting in less commissions paid during the 1999 quarter.

         Communications and utilities increased $165,000 (40%) to $578,000 in the 1999 quarter from $413,000 in the 1998 quarter. As a percentage of revenue, communications and utilities remained constant at 1.2% of revenue.

         Depreciation and amortization increased $1.1 million (48.2%) to $3.5 million in the 1999 quarter from $2.4 million in the 1998 quarter. As a percentage of revenue, depreciation and amortization increased to 7.4% of revenue in the 1999 quarter from 7.0% in the 1998 quarter. The increase was attributable to a larger fleet of Company-owned tractors and trailers, which increased the cost of equipment being depreciated, an increase in the number of Company-owned tractors financed with debt rather than operating leases, slightly lower revenue per tractor, and an increase in goodwill amortization as a result of three acquisitions in 1998, two occurring after the 1998 quarter.

          Interest  expense (net) increased  $408,000 (80.8%) to $913,000 in the
1999 quarter from $505,000 in the  1998  quarter. As a   percentage of revenue,
interest expense (net)increased to 1.9% of revenue in the 1999 quarter from 1.5% in the 1998 quarter, due to higher average debt balances of $61.7 million in the 1999 quarter compared with $33.9 million in the 1998 quarter, which was partial-ly offset by slightly lower average interest rates in the 1999 quarter.

                                                            Page Number 12 of 20

         As a result of the foregoing, the Company's pretax margin decreased to 4.8% in the 1999 quarter from 6% in the 1998 quarter.

         The Company's effective tax rate was 41.7% for the 1999 quarter and 42.5% for the 1998 quarter. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's net earnings.

         Primarily as a result of the factors described above, net earnings increased $161,000 (14.1%) to $1.3 million (2.8% of revenue) in the 1999 quarter from $1.1 million (3.4% of revenue) in the 1998 quarter.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment that the Company historically has financed with borrowing under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, equipment leases from third-party lessors, and proceeds of the Company's initial public offering. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely Company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. Management believes that its sources of liquidity are adequate to meet its current anticipated working capital requirements, capital expenditures, and other needs at least through 1999.

         Net cash provided by operating activities was $4.6 million for the three months ended March 31, 1999. The primary sources of cash from operations were net earnings of $1.3 million increased by $3.5 million in depreciation and amortization, and a $3.6 million increase in accounts payable and other accrued liabilities. The Company's principal use of cash from operations is to service debt and internally finance accounts receivable associated with growth in the business. Customer accounts receivable increased $3.6 million for the three months ended March 31, 1999. The average age of the Company's accounts receivable was approximately 32.8 days for the 1999 quarter.

         Net cash used in investing activities of $1.5 million in the 1999 quarter related primarily to purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $20.3 million during the remaining nine months of 1999. Such projected capital expenditures will be funded with cash flow from operations, borrowings, or operating leases.

         Net cash used in financing activities of $3.0 million for the three months ended March 31, 1999 consisted of $3.0 million of principal payments made under the Company's other long-term debt agreement.



                                                            Page Number 13 of 20

         At March 31, 1999, the Company had outstanding long-term debt (including current maturities) of approximately $61 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $35 million consisted of borrowings from financial institutions and equipment manufacturers, $25 million represented the amount drawn under the Company's revolving credit facility, and $1 million represented future payments for purchases of intangible assets. Interest rates on this debt range from 5.81% to 6.58% with maturities through 2003.

         At March 31, 1999, the revolving credit facility provided for borrowings of up to $40.0 million, based upon certain accounts receivable and revenue equipment values. The interest rate under the credit facility is 1.5% plus the LIBOR rate for the corresponding period. The credit facility is secured and contains covenants that impose certain minimum financial ratios and limit additional liens, the size of certain mergers and acquisitions, dividends, and other matters. The Company was in compliance with the terms of the credit facility at March 31, 1999.

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

         The IT Systems developed by the Company have been assessed and systems and equipment that were not Year 2000 compliant have been identified and remediation efforts and testing of systems/equipment have been completed. The Company is reviewing its risks associated with microprocessors embedded in facilities and equipment ("Non-IT Systems"). The primary Non-IT Systems include microprocessors in tractor engines and other components, terminal facilities, satellite communication units, and telecommunications and other office equipment. The Company's assessment of its revenue equipment, satellite communications units, and office equipment Non-IT Systems has revealed low risk of material replacement requirements. Such systems are relatively new and were designed to be Year 2000 compliant. The Company is continuing to assess its Non-IT Systems included in its terminal facilities, but believes that the risk of a service-interrupting failure in these systems is low.

                                                            Page Number 14 of 20

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

         Through March 31, 1999 the Company has spent approximately $100,000 to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $150,000 and consist primarily of costs for the remediation of internal systems and equipment. Funds for these costs are expected to be provided by the operating cash flows of the Company. The majority of the internal system remediation efforts relate to staff costs of on-staff systems programmers, and therefore, are not incremental costs.

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

Quantitative and Qualitative Disclosures About Market Risks

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


                                                            Page Number 15 of 20

         The Company also uses heating oil price swap agreements to reduce a portion of its exposure to fuel price fluctuations. Changes in fuel prices would have no impact on the Company's future fuel expense related to these price swap agreements. Therefore, there is no earnings or liquidity risk associated with these price swap agreements.

         The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.

         Through March 31, 1999, there have been no material changes in the amount or nature of the Company's derivative instruments.




                                                            Page Number 16 of 20

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

                           None.

Item 5.           Other Information.

                           None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits



                                                            Page Number 17 of 20

  Exhibit
  Number            Description
    2.1       +++   Asset Purchase Agreement dated February 20, 1998, by and
                    among Smithway Motor Xpress, Inc., East West Motor Express,
                    Inc. and Darwyn and David Stebbins.

    2.2       +++++ Asset Purchase  Agreement dated September 23, 1998, by and among Smithway Motor Xpress, Inc., JHT, Inc., JHT LOGISTICS, INC., Bass Brook Truck Service, Inc., and JERDON TERMINAL HOLDINGS, LLC

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

   10.6        +    Form of Independent Contractor Agreement between Smithway
                    Motor Xpress, Inc. and its independent contractor providers of tractors.

   10.7       ++    Credit  Agreement  dated  September  3,  1997,   between
                    Smithway  Motor Xpress Corp.,  as Guarantor,  Smithway Motor
                    Xpress, Inc., as Borrower, and LaSalle National Bank.

   10.8       +++   Asset Purchase Agreement dated February 20, 1998, by and
                    among Smithway Motor Xpress,  Inc., East West Motor Express,
                    Inc., and Darwyn and David Stebbins.

   10.9       ++++  First  Amendment  to Credit  Agreement  dated  March 1,
                    1998, between Smithway Motor Xpress Corp., as Guarantor, Smithway Motor Xpress, Inc., as Borrower, and LaSalle National Bank.

   10.10      ++++  Second  Amendment to Credit  Agreement  dated March 15,
                    1998, between Smithway Motor Xpress Corp., as Guarantor, Smithway Motor Xpress, Inc., as Borrower, and LaSalle National Bank.

   10.11      +++++ Asset Purchase  Agreement dated September 23, 1998, by and among Smithway Motor Xpress, Inc., JHT, Inc., JHT LOGISTICS, INC., Bass Brook Truck Service, Inc., and JERDON TERMINAL HOLDINGS, LLC.

    27         #    Financial Data Schedule.

                                                            Page Number 18 of 20

------------------


+ Incorporated by reference from the Company's Registration State-ment on Form S-1,Registration No. 33-90356,effective June 27,1996.

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

+++++ Incorporated by reference from the Company's Form 8-K. Commission File No.000-20793, dated November 12, 1998.

#             Filed herewith.

              (b) Reports on Form 8-K.

              None.
                                                            Page Number 19 of 20

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SMITHWAY MOTOR XPRESS CORP.

                                         a Nevada corporation


Date: May 14, 1999                       By:/s/Michael E. Oleson
                                            --------------------
                                         Michael E. Oleson
                                         Treasurer and Chief Accounting Officer







                                                            Page Number 20 of 20