Form 10-Q
period 1999-06-30
SMITHWAY MOTOR XPRESS CORP
filed 1999-08-13
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------


                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-20793
                           Smithway Motor Xpress Corp.
             (Exact name of registrant as specified in its charter)

       Nevada                                                42-1433844
(State or other jurisdiction                     (I.R.S. employer identification
  of incorporation or                                       number)
     organization)

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

                                  YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 6, 1999).

             Class A Common Stock, $.01 par value: 4,035,876 shares Class B Common Stock, $.01 par value: 1,000,000 shares

                                                 Exhibit Index is on Page 19-20.



                                                             Page Number 1 of 21

                                     PART I
                              FINANCIAL INFORMATION


                                                                           PAGE
                                                                         NUMBER

Item 1.  Financial Statements.............................................  3-8

         Condensed Consolidated Balance Sheets as of June 30, 1999
         (unaudited) and December 31, 1998................................  3-4

         Condensed Consolidated Statements of Earnings for the
         three and six months ended June 30, 1999 and 1998 (unaudited)....    5

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 1999 and 1998 (unaudited)..............  6-7

         Notes to Condensed Consolidated Financial Statements
         (unaudited)......................................................    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................. 9-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risks......16-17


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  18
Item 2.  Changes in Securities.............................................  18
Item 3.  Defaults Upon Senior Securities...................................  18
Item 4.  Submission of Matters to a Vote of Security Holders...............  18
Item 5.  Other Information.................................................  18
Item 6.  Exhibits and Reports on Form 8-K.................................19-20


                           FORWARD LOOKING STATEMENTS

         This document contains forward-looking statements. Statements by the Company in press releases, public filings, and stockholder reports, as well as oral public statements by Company representatives, also may contain certain forward-looking information. Forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic factors such as recessions,downturns in customers' business cycles,sur-plus inventories, inflation, higher interest rates, and fuel price increases; the resale value of the Company's used revenue equipment; the availability and compensation of qualified drivers and owner-operators; competition from trucking, rail, and intermodal competitors; and the availability of desirable target companies and financing for acquisitions. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.



                                                             Page Number 2 of 21

                                     PART I
                              FINANCIAL INFORMATION


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                   June 30,        December 31,
                                                                                     1999               1998
                                                                              ------------------ ------------------
                                                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...................................................$            2,607 $            1,276
  Receivables:
    Trade.....................................................................            19,580             15,481
    Other.....................................................................             1,719              1,366
    Recoverable income taxes..................................................                 -                270
  Inventories.................................................................             1,585              1,537
  Deposits, primarily with insurers...........................................               232                391
  Prepaid expenses............................................................             1,458              1,110
  Deferred income taxes.......................................................               660                510
                                                                              ------------------ ------------------
         Total current assets.................................................            27,841             21,941
                                                                              ------------------ ------------------
Property and equipment:
  Land........................................................................             1,045                881
  Buildings and improvements..................................................             6,738              6,147
  Tractors....................................................................            67,209             60,915
  Trailers....................................................................            40,747             39,194
  Other equipment.............................................................             6,473              6,269
                                                                              ------------------ ------------------
                                                                                         122,212            113,406
  Less accumulated depreciation...............................................            31,582             26,269
                                                                              ------------------ ------------------
         Net property and equipment...........................................            90,630             87,137
                                                                              ------------------ ------------------
Intangible assets, net........................................................             5,828              5,892
Other assets..................................................................               257                524
                                                                              ------------------ ------------------

                                                                              $          124,556 $          115,494
                                                                              ================== ==================




See accompanying notes to condensed consolidated financial statements.
                                                             Page Number 3 of 21

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                  June 30,          December 31,
                                                                                    1999                1998
                                                                              ----------------    -----------------
                                                                                (unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .......................................  $        8,520      $         8,124
  Accounts payable............................................................           6,785                3,280
  Accrued compensation........................................................           2,904                1,714
  Accrued loss reserves.......................................................           1,553                1,204
  Other accrued expenses......................................................           1,098                  808
  Income taxes payable........................................................               7                    -
                                                                              ----------------    -----------------
         Total current liabilities............................................          20,867               15,130
Long-term debt, less current maturities.......................................          51,863               53,579
Deferred income taxes.........................................................          13,220               11,380
                                                                              ----------------    -----------------
         Total liabilities....................................................          85,950               80,089
                                                                              ----------------    -----------------
Stockholders' equity:
  Preferred stock.............................................................               -                    -
  Common stock:
    Class A...................................................................              40                   40
    Class B...................................................................              10                   10
  Additional paid-in capital..................................................          11,412               11,311
  Retained earnings...........................................................          27,144               24,118
  Reacquired shares, at cost..................................................               -                  (74)
                                                                              ----------------    -----------------
         Total stockholders' equity...........................................
                                                                                        38,606               35,405
                                                                              ----------------    -----------------
                                                                                $      124,556    $         115,494
                                                                              ================    =================




See accompanying notes to condensed consolidated financial statements.
                                                             Page Number 4 of 21

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                      Three months ended                  Six months ended
                                                           June 30,                           June 30,
                                                      1999             1998           1999              1998
                                                ----------------   ------------   ------------   ------------------

Operating revenue:
     Freight....................................$         50,888    $    40,762   $     98,094   $           74,056
     Other......................................             229             73            318                  170
                                                ----------------   ------------   ------------   ------------------
           Operating revenue....................          51,117         40,835         98,412               74,226
                                                ----------------   ------------   ------------   ------------------
Operating expenses:
     Purchased transportation...................          20,655         17,436         39,544               30,642
     Compensation and employee benefits..........         12,283          9,919         24,003               17,785
     Fuel, supplies, and maintenance.............          6,150          4,976         11,668                9,320
     Insurance and claims........................            765            583          2,005                1,320
     Taxes and licenses..........................            976            719          1,967                1,351
     General and administrative..................          1,865          1,582          3,588                2,930
     Communications and utilities................            566            429          1,144                  842
     Depreciation and amortization...............          3,974          2,795          7,460                5,147
                                                 ----------------   ------------   ------------   ------------------
          Total operating expenses...............         47,234         38,439         91,379               69,337
                                                 ----------------   ------------   ------------   ------------------
          Earnings from operations...............          3,883          2,396          7,033                4,889

Financial (expense) income
     Interest expense...........................           (959)          (732)        (1,913)              (1,317)
     Interest income............................             28             55             69                  135
                                                ----------------   ------------   ------------   ------------------
          Earnings before income taxes..........           2,952          1,719          5,189                3,707
Income taxes....................................           1,230            698          2,163                1,543
                                                ----------------   ------------   ------------   ------------------
          Net earnings..........................$          1,722    $     1,021   $      3,026   $            2,164
                                                ================   ============   ============   ==================
Basic and diluted earnings
per common share................................$           0.34    $      0.20   $       0.60   $             0.43
                                                ================   ============   ============   ==================
Basic weighted average common
shares outstanding..............................       5,030,931      5,013,592      5,025,940            5,009,682

     Common stock options and awards............           2,022         55,266          1,386               47,499
                                                ----------------   -------------  -------------   -----------------
Diluted weighted average
common shares outstanding.......................       5,032,953      5,068,858      5,027,326            5,057,181
                                                ================   ============   ============   ==================




See accompanying notes to condensed consolidated financial statements.
                                                             Page Number 5 of 21

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                         1999            1998
                                                                                     ------------   ---------------
Cash flows from operating activities:
  Net earnings.......................................................................$      3,026   $         2,164
                                                                                     ------------   ---------------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization....................................................       7,460             5,147
    Deferred income taxes............................................................       1,690               965
    Provision for bad debts..........................................................           -                22
    Stock bonuses....................................................................         176               163
    Changes in:
      Receivables....................................................................      (4,452)           (4,002)
      Inventories....................................................................         (48)              (54)
      Deposits, primarily with insurers..............................................         158               502
      Prepaid expenses...............................................................        (348)             (159)
      Accounts payable and other accrued liabilities.................................       5,610             1,896
                                                                                     ------------   ---------------
             Total adjustments.......................................................      10,246             4,480
                                                                                     ------------   ---------------
             Net cash provided by operating activities...............................      13,272             6,644
                                                                                     ------------   ---------------
Cash flows from investing activities:
  Payments for acquisitions..........................................................           -           (11,516)
  Purchase of property and equipment.................................................      (8,600)           (3,949)
  Proceeds from the sale of property and equipment...................................       1,696               870
  Other .............................................................................         117                37
                                                                                     ------------   ---------------
             Net cash used in investing activities...................................      (6,787)          (14,558)
                                                                                     ------------   ---------------
Cash flows from financing activities:
  Proceeds from long-term debt.......................................................           -            11,000
  Principal payments on long-term debt...............................................      (5,154)           (4,317)
                                                                                     ------------   ---------------
             Net cash (used in) provided by financing activities.....................      (5,154)            6,683
                                                                                     ------------   ---------------

             Net increase (decrease) in cash and cash equivalents....................       1,331            (1,231)

Cash and cash equivalents at beginning of period.....................................       1,276             4,082
                                                                                      ------------   ---------------
Cash and cash equivalents at end of period........................................... $     2,607   $         2,851
                                                                                     =============  ================




See accompanying notes to condensed consolidated financial statements.
                                                             Page Number 6 of 21

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)



                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                 ----------------------------------
                                                                                        1999             1998
                                                                                 ---------------   ----------------
Supplemental disclosure of cash flow information:

  Cash paid during the period for:

      Interest..................................................................    $     1,704    $         1,498
      Income taxes..............................................................            197                628
                                                                                  ==============   ================

Supplemental schedules of noncash investing and financing activities:

    Notes payable issued for tractors and trailers..............................    $     3,834    $         3,554
    Issuance of stock bonuses...................................................            176                163
    Liability issued for intangible assets......................................              -              1,154
                                                                                 ==============   =================


Cash payments for acquisitions:

    Revenue equipment...........................................................   $           -    $        8,913
    Intangible assets...........................................................               -             1,332
    Land, buildings and other assets............................................               -             1,271
                                                                                 ---------------   ----------------
Total cash paid for acquisitions................................................   $           -    $       11,516
                                                                                 ===============   ================




See accompanying notes to condensed consolidated financial statements.
                                                             Page Number 7 of 21

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

         The condensed consolidated financial statements include the accounts of Smithway Motor Xpress Corp., a Nevada holding company, and its wholly owned subsidiaries, Smithway Motor Xpress, Inc. and East West Motor Express, Inc. (East West). JHT, Inc. (JHT), a subsidiary of the Company at December 31, 1998, was merged into Smithway Motor Xpress, Inc. in February, 1999. Unless otherwise indicated, the companies named in this paragraph are collectively referred to as the "Company." All significant intercompany balances and transactions have been eliminated in consolidation.

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

Note 2. Effect of New Accounting Standards

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS
         No. 137,   will be  effective for the   Company for the year beginning
         January 1, 2001. Management is evaluating the impact the adoption of SFAS No. 133 will have on the Company's consolidated financial state-ments. The Company expects to adopt SFAS No. 133 when required.



                                                             Page Number 8 of 21

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Overview

         The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the second quarter and first six months of the Company's 1999 and 1998 fiscal years.

         The Company has expanded its operations substantially over the past three years through a combination of internal growth and acquisitions. For the three months ended June 30, 1999, revenue increased 25.2% and net earnings increased 68.7% compared with the same period in 1998. For the six months ended June 30, 1999, revenue increased 32.6% and net earnings increased 39.8% compared with the same period in 1998.

         The Company significantly increased its dry van operations with the acquisition of East West and JHT in 1998. The Company's increasing revenue from dry van operations has affected its operating statistics. Company-wide revenue per loaded mile has decreased to $1.32 in the 1999 quarter from $1.33 in 1998 quarter, primarily because revenue per loaded mile for the Company's dry van freight is lower than for its flatbed freight. Management believes, however, that the dry van freight can be comparable in profitability to flatbed freight because it typically generates fewer empty miles and greater miles per tractor than flatbed freight. Management expects that the percentage of the Company's revenue generated by dry van freight will increase in 1999 because of the acquisition of JHT in October 1998. Fluctuations in revenue per loaded mile and other operating statistics may occur from time-to-time as the Company's freight mix changes due to acquisitions and other factors.

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



                                                             Page Number 9 of 21

Results of Operations

         The following table sets forth the percentage relationship of certain items to operating revenue for the three and six months ended June 30, 1999 and 1998:


                                                                      Three Months                 Six Months
                                                                          Ended                      Ended
                                                                         June 30,                   June 30,
                                                                   1999          1998          1999         1998
                                                                -----------   -----------    ---------   ----------

Operating revenue...............................................     100.0%        100.0%       100.0%       100.0%
Operating expenses
  Purchased transportation......................................      40.4          42.7         40.2         41.3
  Compensation and employee benefits............................      24.0          24.3         24.4         24.0
  Fuel, supplies, and maintenance...............................      12.0          12.2         11.9         12.6
  Insurance and claims..........................................       1.5           1.4          2.0          1.8
  Taxes and licenses............................................       1.9           1.8          2.0          1.8
  General and administrative....................................       3.6           3.9          3.6          3.9
  Communications and utilities..................................       1.1           1.0          1.2          1.1
  Depreciation and amortization.................................       7.8           6.8          7.6          6.9
                                                                -----------   -----------    ---------   ----------
    Total operating expenses....................................      92.4          94.1         92.9         93.4
                                                                -----------   -----------    ---------   ----------
Earnings from operations........................................       7.6           5.9          7.1          6.6
Interest expense (net)..........................................      (1.8)         (1.7)        (1.8)        (1.6)
                                                                -----------   -----------    ---------   ----------
Earnings before income taxes....................................       5.8           4.2          5.3          5.0
Income taxes....................................................       2.4           1.7          2.2          2.1
                                                                -----------   -----------    ---------   ----------
Net earnings....................................................       3.4%          2.5%         3.1%         2.9%
                                                                ===========   ===========    =========   ==========

Comparison of three months ended June 30, 1999 with three months ended June 30, 1998

         Operating revenue increased $10.3 million (25.2%) to $51.1 million during the 1999 quarter from $40.8 million during the 1998 quarter. Expanded business with existing customers and revenue from the acquired operations of JHT in October 1998 contributed to the Company's revenue growth. Weighted average tractors increased 28.6% to 1,540 during the 1999 quarter from 1,198 during the 1998 quarter. This was offset by a decrease in average revenue per tractor per week to $2,399 during the 1999 quarter from $2,425 during the 1998 quarter.

         Purchased transportation increased $3.2 million (18.5%) to $20.7 million in the 1999 quarter from $17.4 million in the 1998 quarter as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation decreased to 40.4% of revenue in the 1999 quarter from 42.7% in the 1998 quarter. This reflects a decrease in the amount of freight brokered by the Company and a slight decrease in the percentage of the Company's fleet supplied by independent contractors.

         Compensation  and employee  benefits  increased $2.4 million (23.8%) to
$12.3 million in the 1999 quarter from $9.9 million in the   1998 quarter. As a
percentage of revenue, compensation and employee benefits decreased to 24.0% of revenue in the 1999 quarter from 24.3% in the 1998 quarter. The decrease was attributable to a decrease in workers compensation claims paid and reserved.

                                                            Page Number 10 of 21

         Fuel, supplies, and maintenance increased $1.2 million (23.6%) to $6.2 million in the 1999 quarter from $5.0 million in the 1998 quarter. As a percentage of revenue, fuel, supplies, and maintenance decreased to 12.0% of revenue for the 1999 quarter compared with 12.2% for the 1998 quarter. This was the result of a reduction in maintenance costs and tires expense which more than offset a 2.9% increase in average fuel costs to $1.07 per gallon during the 1999 quarter from $1.04 per gallon during the 1998 quarter.

         Insurance and claims increased $182,000 (31.2%) to $765,000 in the 1999 quarter from $583,000 in the 1998 quarter. As a percentage of revenue, insurance and claims remained essentially constant at 1.5% of revenue in the 1999 quarter and 1.4% in the 1998 quarter.

         Taxes and licenses increased $257,000 (35.7%) to $976,000 in the 1999 quarter from $719,000 in the 1998 quarter reflecting an increase in the number of tractors licensed by the Company and an increase in the number of shipments requiring special permits during the 1999 quarter. The special permits are paid for by the shippers. As a percentage of revenue, taxes and licenses remained essentially constant at 1.9% of revenue in the 1999 quarter and 1.8% in the 1998 quarter.

         General and administrative expenses increased $283,000 (17.9%) to $1.9 million in the 1999 quarter from $1.6 million in the 1998 quarter. As a percentage of revenue, general and administrative expenses decreased to 3.6% of revenue in the 1999 quarter from 3.9% in the 1998 quarter as a result of a decrease in freight revenue being dispatched by terminal agents resulting in less commissions paid during the 1999 quarter.

         Communications and utilities increased $137,000 (31.9%) to $566,000 in the 1999 quarter from $429,000 in the 1998 quarter. As a percentage of revenue, communications and utilities remained essentially constant at 1.1% of revenue in the 1999 quarter and 1.0% in the 1998 quarter.

         Depreciation and amortization increased $1.2 million (42.2%) to $4.0 million in the 1999 quarter from $2.8 million in the 1998 quarter. As a percentage of revenue, depreciation and amortization increased to 7.8% of revenue in the 1999 quarter from 6.8% in the 1998 quarter. The increase was attributable to a larger fleet of Company-owned tractors and trailers, which increased the cost of equipment being depreciated, an increase in the number of Company-owned tractors financed with debt rather than operating leases, slightly lower revenue per tractor, and an increase in goodwill amortization as a result of three acquisitions in 1998, two occurring after the 1998 quarter.

          Interest expense (net) increased $254,000 (37.5%) to $931,000 in the 1999 quarter from $677,000 in the 1998 quarter. As a percentage of revenue, interest expense (net) remained essentially constant at 1.8% of revenue in the 1999 quarter and 1.7% in the 1998 quarter.

         As a result of the foregoing, the Company's pretax margin increased to 5.8% in the 1999 quarter from 4.2% in the 1998 quarter.
                                                            Page Number 11 of 21

         The Company's effective tax rate was 41.7% for the 1999 quarter and 40.6% for the 1998 quarter. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's net earnings.

         Primarily as a result of the factors described above, net earnings increased $701,000 (68.7%) to $1.7 million (3.4% of revenue) in the 1999 quarter from $1.0 million (2.5% of revenue) in the 1998 quarter.

Comparison of six months ended June 30, 1999, with six months ended
June 30, 1998

         Operating revenue increased $24.2 million (32.6%) to $98.4 million during the 1999 period from $74.2 million during the 1998 period. Expanded business with existing customers and revenue from the acquired operations of JHT in October 1998 contributed to the Company's revenue growth. Weighted average tractors increased 35.9% to 1,534 during the 1999 period from 1,129 during the 1998 period. The increase in fleet size was partially offset by a decrease in average revenue per tractor per week to $2,312 during the 1999 period from $2,341 during the 1998 period.

         Purchased transportation increased $8.9 million (29.1%) to $39.5 million in the 1999 period from $30.6 million in the 1998 period as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation decreased to 40.2% of revenue in the 1999 period from 41.3% in the 1998 period. This reflects a decrease in the amount of freight brokered by the Company and a slight decrease in the percentage of the Company's fleet supplied by independent contractors.

         Compensation and employee benefits increased $6.2 million (35.0%) to $24.0 million in the 1999 period from $17.8 million in the 1998 period. As a percentage of revenue, compensation and employee benefits increased to 24.4% of revenue in the 1999 period from 24.0% in the 1998 period. The increase was attributable to an increase in the per-mile wage paid to van division drivers, and an increase in the number of trainers and trainees, which was partially offset by a decrease in the workers compensation claims paid and reserved.

         Fuel, supplies, and maintenance increased $2.3 million (25.2%) to $11.7 million in the 1999 period from $9.3 million in the 1998 period. As a percentage of revenue, fuel, supplies, and maintenance decreased to 11.9% of revenue for the 1999 period compared with 12.6% for the 1998 period. The decrease as a percentage of revenue reflected a 3.8% decrease in average fuel costs to $1.01 per gallon during the 1999 period from $1.05 per gallon during the 1998 period and a reduction in maintenance costs and tires expense.

         Insurance and claims increased $685,000 (51.9%) to $2.0 million in the 1999 period from $1.3 million in the 1998 period. As a percentage of revenue, insurance and claims increased to 2.0% of revenue in the 1999 period from 1.8% in the 1998 period as a result of increased insurance claims paid and reserved.

         Taxes and licenses increased $616,000 (45.6%) to $2.0 million in the 1999 period from $1.3 million in the 1998 period reflecting an increase in the number of tractors licensed by the Company and an increase in the number of shipments requiring special permits during the 1999 period. The special permits are paid for by the shippers. As a percentage of revenue, taxes and licenses increased to 2.0% of revenue in the 1999 period from 1.8% in the 1998 period because of lower average revenue per tractor per week and the cost of the special permits.

                                                            Page Number 12 of 21

         General and administrative expenses increased $658,000 (22.5%) to $3.6 million in the 1999 period from $2.9 million in the 1998 period. As a percentage of revenue, general and administrative expenses decreased to 3.6% of revenue in the 1999 period from 3.9% in the 1998 period as a result of a decrease in freight revenue being dispatched by terminal agents resulting in less commissions paid during the 1999 period. Additionally, certain fixed costs are being spread over a larger revenue base.

         Communications and utilities increased $302,000 (35.9%) to $1.1 million in the 1999 period from $842,000 in the 1998 period. As a percentage of revenue, communications and utilities remained essentially constant at 1.2% of revenue in the 1999 period and 1.1% in the 1998 period.

         Depreciation and amortization increased $2.3 million (44.9%) to $7.5 million in the 1999 period from $5.1 million in the 1998 period. As a percentage of revenue, depreciation and amortization increased to 7.6% of revenue in the 1999 period from 6.9% in the 1998 period. The increase was attributable to a larger fleet of Company-owned tractors and trailers, which increased the cost of equipment being depreciated, an increase in the number of Company-owned tractors financed with debt rather than operating leases, slightly lower revenue per tractor, and an increase in goodwill amortization as a result of three acquisitions in 1998, two occurring after the 1998 period.

         Interest expense (net) increased $662,000 (56.0%) to $1.8 million in the 1999 period from $1.2 million in the 1998 period. As a percentage of revenue, interest expense (net) increased to 1.8% of revenue in the 1999 period from 1.6% in the 1998 period, due to higher average debt balances of $61.0 million in the 1999 period compared with $37.3 million in the 1998 period.

         As a result of the foregoing, the Company's pretax margin increased to 5.3% in the 1999 period from 5.0% in the 1998 period.

         The Company's effective tax rate was 41.7% for the 1999 period and 41.6% for the 1998 period. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's net earnings.

         Primarily as a result of the factors described above, net earnings increased $862,000 (39.8%) to $3.0 million (3.1% of revenue) in the 1999 period from $2.2 million (2.9% of revenue) in the 1998 period.

Liquidity and Capital Resources

          The growth of the Company's business has required significant invest-ments in new revenue equipment that the Company historically has financed with borrowing under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from opera-tions, equipment leases from third-party lessors, and proceeds of the Company's initial public offering. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely Company-owned equipment. The Company's primary


                                                            Page Number 13 of 21
sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. Management believes that its sources of liquidity are adequate to meet its currently anticipated working capital requirements, capital expenditures, and other needs at least through 1999.

         Net cash provided by operating activities was $13.3 million for the six months ended June 30, 1999. The primary sources of cash from operations were net earnings of $3.0 million increased by $7.5 million in depreciation and amortization, and a $5.6 million increase in accounts payable and other accrued liabilities. The Company's principal use of cash from operations is to service debt and internally finance accounts receivable associated with growth in the business. Customer accounts receivable increased $4.5 million for the six months ended June 30, 1999. The average age of the Company's accounts receivable was approximately 34.5 days for the 1999 period versus 33.1 days for the 1998 period.

         Net cash used in investing activities of $6.8 million in the 1999 period related primarily to purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $14.2 million during the remaining six months of 1999. Such projected capital expenditures will be funded with a combination of cash flow from operations, borrowings, and operating leases.

         Net cash used in financing activities of $5.2 million for the six months ended June 30, 1999 consisted entirely of principal payments made under the Company's long-term debt obligations.

         At June 30, 1999, the Company had outstanding long-term debt (including current maturities) of approximately $60.4 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $34.5 million consisted of borrowings from financial institutions and equipment manufacturers, $25 million represented the amount drawn under the Company's revolving credit facility, and $900,000 represented future payments for purchases of intangible assets. Interest rates on this debt range from 5.81% to 6.71% with maturities through 2003.

         At June 30, 1999, the revolving credit facility provided for borrowings of up to $40.0 million, based upon certain accounts receivable and revenue equipment values. Based upon the borrowing levels at June 30, 1999, the Company had $7.6 million of remaining borrowing capacity under this credit facility. The interest rate under the credit facility is 1.5% plus the LIBOR rate for the corresponding period. The credit facility is secured and contains covenants that impose certain minimum financial ratios and limit additional liens, the size of certain mergers and acquisitions, dividends, and other matters. The Company was in compliance with the terms of the credit facility at June 30, 1999.


                                                            Page Number 14 of 21

Year 2000

         The Year 2000 issue, common to most companies, concerns the inability of information and noninformation systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (software and hardware) and other equipment that relies on microprocessors. Management has completed a Company-wide evaluation of this impact on its computer systems, applications and other date-sensitive equipment. The Company's primary information technology systems ("IT Systems") include hardware and software for billing, dispatch, electronic data interchange, fueling, payroll and satellite communications systems. These IT Systems include both Company-developed software and software designed by third-parties. The primary IT System designed by a third party is the satellite tracking system, which tracks equipment locations, provides dispatch and routing information and allows in-cab communication with drivers. The Company has been informed by this provider that its system is compliant. Another significant IT System provided by a third party transmits payroll funds to drivers and allows drivers to purchase fuel and other items outside the Company's terminal locations. The Company has been informed by this provider that its system is compliant.

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

         Through June 30, 1999 the Company has spent approximately $120,000 to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $150,000 and consist primarily of costs for the remediation of internal systems and equipment. Funds for these costs are expected to be provided by the operating cash flows of the Company. The majority of the internal system remediation efforts relate to staff costs of on staff systems programmers, and therefore, are not incremental costs.

                                                            Page Number 15 of 21

         The Company's most reasonably likely worst case scenario relating to Year 2000 compliance is the possibility of service disruption from third-party suppliers of satellite communication, telephone, fueling, and financial services. This scenario would result in the short term inability of the Company to deliver freight for its shippers. This would result in lost revenues; however the amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. The Company could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and material third parties. In light of the possible consequences, the Company is devoting the resources needed to address Year 2000 issues in a timely manner. The progress of the Company's Year 2000 efforts are reported to the audit committee of the board of directors at each quarterly meeting. While management expects a successful resolution of these issues, there can be no guarantee that material third parties, on which the Company relies, will address all Year 2000 issues on a timely basis or that their failure to successfully address all issues would not have an adverse effect on the Company.

         The Company has developed a written contingency plan in case business interruptions do occur. In general, the written plan includes the following: (a) equipment will be dispatched by telephone; (b) load information will be manually recorded into a PC-based database application, which will generate freight bills, calculate driver wage and settlement payments, and assist in tracking loads; (c) the departmental teams that have been established will respond to Year 2000 issues within their department; (d) personnel will be temporarily re-assigned from noncritical areas to assist in manual data entry; (e) time off and vacation policies have been modified to ensure the availability of adequate human resources; and (f) all on-site fueling facilities will be filled prior to December 31, 1999.

Quantitative and Qualitative Disclosures About Market Risks

         The Company is exposed to market risks from changes in (i) certain interest rates on its debt and (ii) certain commodity prices.


Interest Rate Risk

         The revolving credit facility, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.5%. This variable interest exposes the Company to the risk that interest rates may rise. The Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. Approximately 41.4% of our debt carries a variable rate and the remainder is fixed.

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

                                                            Page Number 16 of 21

         The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.

         Through June 30, 1999, there have been no material changes in the amount or nature of the Company's derivative instruments.




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

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.


     On May 9, 1999, for the purpose of (a)ratification of the selection of KPMG LLP as independent certified public accounts for the Company, (b) electing five directors for one-year terms, and (c) amending the Company's Incentive Stock Plan to reserve an additional 275,000 shares of the Company's Class A Common Stock for issuance to participants. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. The voting tabulation on the selection of accountants was 5,666,598 votes "FOR", 2,260 votes "AGAINST", and 7,404 votes "ABSTAIN." The voting tabulation on the election of directors was as follows:


                                          Shares        Shares         Shares
                                           voted        voted           Voted
                                           "FOR"       "AGAINST"      "ABSTAIN"
          William G. Smith              5,666,142          0            10,120
          G. Larry Owens                5,659,526          0            16,736
          Terry G. Christenberry        5,666,342          0             9,920
          Herbert D. Ihle               5,665,342          0            10,920
          Robert E. Rich                5,666,267          0             9,995

     The voting tabulation on the amendment of the Incentive Stock Plan was 4,237,820 votes "FOR", 685,653 votes "AGAINST", and 24,157 votes "ABSTAIN."

Item 5. Other Information.

        None.



                                                            Page Number 18 of 21

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



                                                            Page Number 19 of 21

  Exhibit
   10.8       +++   Asset Purchase Agreement dated February 20, 1998, by
                    and among Smithway Motor Xpress, Inc., East West
                    Motor Express, Inc., and Darwyn and David Stebbins.
   10.9       ++++  First  Amendment  to Credit  Agreement  dated  March 1,
                    1998,  between  Smithway  Motor Xpress Corp.,  as Guarantor,
                    Smithway  Motor  Xpress,  Inc.,  as  Borrower,  and  LaSalle
                    National Bank.
   10.10      ++++  Second  Amendment to Credit  Agreement  dated March 15,
                    1998,  between  Smithway  Motor Xpress Corp.,  as Guarantor,
                    Smithway  Motor  Xpress,  Inc.,  as  Borrower,  and  LaSalle
                    National Bank.
   10.11      +++++ Asset Purchase  Agreement dated September 23, 1998, by and among  Smithway  Motor  Xpress,  Inc.,  JHT,  Inc.,  JHT
                    LOGISTICS,  INC., Bass Brook Truck Service, Inc., and JERDON
                    TERMINAL HOLDINGS, LLC.
   10.12       #    Amendment No. 2 to Smithway Motor Xpress Corp.
                    Incentive Stock Plan, adopted May 7, 1999.
    27         #    Financial Data Schedule.

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

                                         SMITHWAY MOTOR XPRESS CORP.
                                         a Nevada corporation


Date: August 13, 1999                     By:/s/Michael E. Oleson
      ---------------                        --------------------
                                          Michael E. Oleson
                                          Treasurer and Chief Accounting Officer

                                                            Page Number 21 of 21