Form 10-Q
period 1999-09-30
SMITHWAY MOTOR XPRESS CORP
filed 1999-11-10
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------

                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-20793

                           Smithway Motor Xpress Corp.
             (Exact name of registrant as specified in its charter)


            Nevada                                          42-1433844
   (State or other jurisdiction                (I.R.S. employer identification
     of incorporation or organization)                         number)


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

                                  YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 9, 1999).

             Class A Common Stock, $.01 par value: 4,035,876 shares Class B Common Stock, $.01 par value: 1,000,000 shares


Exhibit Index is on Page 18-19.

                                     PART I
                              FINANCIAL INFORMATION


                                                                            PAGE
                                                                          NUMBER
Item 1.  Financial Statements..........................................      3-8
         Condensed Consolidated Balance Sheets as of September 30, 1999
           (unaudited) and December 31, 1998...........................      3-4
         Condensed Consolidated Statements of Earnings for the three and
           nine months ended September 30, 1999 and 1998 (unaudited)....       5
         Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1999 and 1998 (unaudited)...      6-7
         Notes to Condensed Consolidated Financial Statements (unaudited)      8
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................    9-16
Item 3.  Quantitative and Qualitative Disclosures
           About Market Risks...........................................      16

                                     PART II
                                OTHER INFORMATION


 Item 1. Legal Proceedings................................................    17
 Item 2. Changes in Securities............................................    17
 Item 3. Defaults Upon Senior Securities..................................    17
 Item 4. Submission of Matters to a Vote of Security Holders..............    17
 Item 5. Other Information................................................    17
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

                                     PART I
                              FINANCIAL INFORMATION


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                September 30,       December 31,
                                                                                     1999               1998
                                                                              ------------------ ------------------
                                                                                 (unaudited)

                                    ASSETS
Current assets:
  Cash and cash equivalents...................................................$            1,766 $            1,276
  Receivables:
    Trade.....................................................................            19,445             15,481
    Other.....................................................................             1,887              1,366
    Recoverable income taxes..................................................                 -                270
  Inventories.................................................................             1,638              1,537
  Deposits, primarily with insurers...........................................               254                391
  Prepaid expenses............................................................             1,155              1,110
  Deferred income taxes.......................................................             1,020                510
                                                                              ------------------ ------------------
         Total current assets.................................................            27,165             21,941
                                                                              ------------------ ------------------
Property and equipment:
  Land........................................................................             1,081                881
  Buildings and improvements..................................................             6,852              6,147
  Tractors....................................................................            68,916             60,915
  Trailers....................................................................            42,449             39,194
  Other equipment.............................................................             6,602              6,269
                                                                              ------------------ ------------------
                                                                                         125,900            113,406
  Less accumulated depreciation...............................................            34,091             26,269
                                                                              ------------------ ------------------
         Net property and equipment...........................................            91,809             87,137
                                                                              ------------------ ------------------
Intangible assets, net........................................................             5,781              5,892
Other assets..................................................................               259                524
                                                                              ------------------ ------------------
                                                                              $          125,014 $          115,494
                                                                              ================== ==================





See accompanying notes to condensed consolidated financial statements.
                                                                    Page 3 of 20

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                September 30,       December 31,
                                                                                     1999               1998
                                                                              ------------------ ------------------
                                                                                 (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt........................................$            8,473 $            8,124
  Accounts payable............................................................             7,602              3,280
  Accrued compensation........................................................             3,345              1,714
  Accrued loss reserves.......................................................             2,414              1,204
  Other accrued expenses......................................................               792                808
  Income taxes payable........................................................                45                  -
                                                                              ------------------ ------------------
         Total current liabilities............................................            22,671             15,130
Long-term debt, less current maturities.......................................            49,476             53,579
Deferred income taxes.........................................................            13,650             11,380
                                                                              ------------------ ------------------
         Total liabilities....................................................            85,797             80,089
                                                                              ------------------ ------------------
Stockholders' equity:
  Preferred stock.............................................................                 -                  -
  Common stock:
    Class A...................................................................                40                 40
    Class B...................................................................                10                 10
  Additional paid-in capital..................................................            11,413             11,311
  Retained earnings...........................................................            27,754             24,118
  Reacquired shares, at cost..................................................                 -                (74)
                                                                              ------------------ ------------------
         Total stockholders' equity...........................................            39,217             35,405
                                                                              ------------------ ------------------
                                                                              $          125,014 $          115,494
                                                                              ================== ==================



See accompanying notes to condensed consolidated financial statements.
                                                                    Page 4 of 20

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                      Three months ended                Nine months ended
                                                        September 30,                     September 30,
                                                    1999             1998             1999             1998
                                                -------------   --------------   --------------   --------------

Operating revenue:
     Freight....................................$      49,922   $       42,203   $      148,016   $      116,259
     Other......................................          121              221              439              391
                                                -------------   --------------   --------------   --------------
           Operating revenue....................       50,043           42,424          148,455          116,650
                                                -------------   --------------   --------------   --------------
Operating expenses:
     Purchased transportation...................       20,475           17,911           60,019           48,553
     Compensation and employee benefits.........       12,698            9,679           36,701           27,464
     Fuel, supplies, and maintenance............        5,966            4,934           17,634           14,254
     Insurance and claims.......................        1,327              620            3,332            1,940
     Taxes and licenses.........................        1,021              799            2,988            2,150
     General and administrative.................        1,886            1,576            5,474            4,506
     Communications and utilities...............          499              469            1,643            1,311
     Depreciation and amortization..............        4,212            2,908           11,672            8,055
                                                -------------   --------------   --------------   --------------
         Total operating expenses...............       48,084           38,896          139,463          108,233
                                                -------------   --------------   --------------   --------------
            Earnings from operations............        1,959            3,528            8,992            8,417
Financial (expense) income
     Interest expense...........................         (950)            (831)          (2,863)          (2,148)
     Interest income............................           26               46               95              181
                                                -------------   --------------   --------------   --------------
             Earnings before income taxes.......        1,035            2,743            6,224            6,450
Income taxes....................................          425            1,139            2,588            2,682
                                                -------------   --------------   --------------   --------------
             Net earnings.......................$         610   $        1,604   $        3,636   $        3,768
                                                =============   ==============   ==============   ==============
Basic and diluted earnings per common
share...........................................$        0.12   $         0.32   $         0.72   $         0.75
                                                =============   ==============   ==============   ==============
Basic weighted average common shares
outstanding.....................................    5,035,876        5,015,082        5,029,288        5,011,523
     Common stock options and awards............        2,802            1,365            1,857           32,119
                                                -------------   --------------   --------------   --------------
Diluted weighted average common shares              5,038,678        5,016,447        5,031,145        5,043,642
outstanding.....................................
                                                =============   ==============   ==============   ==============



See accompanying notes to condensed consolidated financial statements.
                                                                    Page 5 of 20

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                          1999           1998
                                                                                     -------------- ---------------

Cash flows from operating activities:
  Net earnings.......................................................................$        3,636 $         3,768
                                                                                     -------------- ---------------
  Adjustments  to  reconcile  net  earnings to net cash  provided  by  operating activities:
    Depreciation and amortization....................................................        11,672           8,055
    Deferred income taxes............................................................         1,760           1,808
    Stock bonuses....................................................................           176             164
    Changes in:
      Receivables (net)..............................................................        (4,486)         (4,961)
      Inventories....................................................................          (101)           (101)
      Deposits, primarily with insurers..............................................           138             465
      Prepaid expenses...............................................................           (45)            459
      Accounts payable and other accrued liabilities.................................         7,461           2,657
                                                                                     -------------- ---------------
             Total adjustments.......................................................        16,575           8,546
                                                                                     -------------- ---------------
             Net cash provided by operating activities...............................        20,211          12,314
                                                                                     -------------- ---------------

Cash flows from investing activities:
  Payments for acquisitions..........................................................             -         (14,255)
  Purchase of property and equipment.................................................       (14,441)        (10,295)
  Proceeds from the sale of property and equipment...................................         2,193           1,414
  Other .............................................................................           115            (162)
                                                                                     -------------- ---------------
             Net cash used in investing activities...................................       (12,133)        (23,298)
                                                                                     -------------- ---------------

Cash flows from financing activities:
  Proceeds from long-term debt.......................................................             -          14,000
  Principal payments on long-term debt...............................................        (7,588)         (5,662)
                                                                                     -------------- ---------------
         Net cash (used in) provided by financing activities.........................        (7,588)          8,338
                                                                                     -------------- ---------------

         Net increase (decrease) in cash and cash equivalents........................           490          (2,646)
Cash and cash equivalents at beginning of period.....................................         1,276           4,082
                                                                                     -------------- ---------------
Cash and cash equivalents at end of period...........................................$        1,766 $         1,436
                                                                                     ============== ===============



See accompanying notes to condensed consolidated financial statements.
                                                                    Page 6 of 20

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                              ------------------------------
                                                                                   1999            1998
                                                                              --------------- --------------

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
      Interest................................................................$         2,908 $        2,310
      Income taxes............................................................          1,276          1,153
                                                                              =============== ==============

Supplemental schedules of noncash investing and financing activities:
    Notes payable issued for tractors and trailers............................$         3,834 $       10,394
    Issuance of stock bonuses.................................................            176            164
    Liability issued for intangible assets....................................              -          1,293
                                                                              =============== ==============


Cash payments for acquisitions:
    Revenue equipment.........................................................$             - $       11,188
    Intangible assets.........................................................              -          1,697
    Land, buildings and other assets..........................................              -          1,370
                                                                              --------------- --------------
Total cash paid for acquisitions..............................................$             - $       14,255
                                                                              =============== ==============



See accompanying notes to condensed consolidated financial statements.
                                                                    Page 7 of 20

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Overview

         The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the third quarter and first nine months of the Company's 1999 and 1998 fiscal years.

         The Company has expanded its operations substantially over the past three years through a combination of internal growth and acquisitions. For the three months ended September 30, 1999, revenue increased 18.0% and net earnings decreased 62.0% compared with the same period in 1998. For the nine months ended September 30, 1999, revenue increased 27.3% and net earnings decreased 3.5% compared with the same period in 1998.

         The Company significantly increased its dry van operations with the acquisition of East West and JHT in 1998. The Company's increasing revenue from dry van operations has affected its operating statistics. Company-wide revenue per loaded mile remained constant at $1.33 in the 1999 quarter and 1998 quarter. For the nine months ended September 30, 1999, Company-wide revenue per loaded mile has decreased to $1.32 from $1.33 in the 1998 period, primarily because revenue per loaded mile for the Company's dry van freight is lower than for its flatbed freight. Management believes that dry van freight can be comparable in profitability to flatbed freight. In the third quarter, however, the Company's dry van operations were not as profitable as its flatbed operations. The percentage of the Company's revenue generated by dry van freight has increased in 1999 because of the acquisition of JHT in October 1998. Fluctuations in revenue per loaded mile and other operating statistics may occur from time-to-time as the Company's freight mix changes due to acquisitions and other factors.

         The Company operates a tractor-trailer fleet comprised of both Company-owned vehicles and vehicles obtained under leases from independent contractors and third-party finance companies. Fluctuations among expense categories may occur as a result of changes in the relative percentage of the fleet obtained through equipment that is owned versus equipment that is leased from independent contractors or financing sources. Costs associated with revenue equipment acquired under operating leases or through agreements with independent contractors are expensed as "purchased transportation." For these categories of equipment the Company does not incur costs such as interest and depreciation as it might with owned equipment. In addition, independent contractor tractors, driver compensation, fuel, communications, and certain other expenses are borne by the independent contractors and are not incurred by the Company. Obtaining equipment from independent contractors and under operating leases reduces capital expenditures and on- balance sheet leverage and effectively shifts expenses from interest to "above the line" operating expenses. The fleet profile of acquired companies and the Company's relative recruiting and retention success with Company-employed drivers and independent contractors will cause fluctuations from time-to-time in the percentage of the Company's fleet that is owned versus obtained from independent contractors and under operating leases. Accordingly, management intends to evaluate the Company's efficiency using pretax margin and net margin rather than operating ratio.

Results of Operations

         The following table sets forth the percentage relationship of certain items to operating revenue for the three and nine months ended September 30, 1999 and 1998:


                                                         Three Months Ended             Nine months Ended
                                                           September 30,                  September 30,
                                                        1999           1998            1999           1998
                                                     -----------    -----------     -----------    -----------

Operating revenue....................................     100.0%         100.0%          100.0%         100.0%
Operating expenses
  Purchased transportation...........................      40.9           42.2            40.4           41.6
  Compensation and employee benefits.................      25.4           22.8            24.7           23.5
  Fuel, supplies, and maintenance....................      11.9           11.6            11.9           12.2
  Insurance and claims...............................       2.7            1.5             2.2            1.7
  Taxes and licenses.................................       2.0            1.9             2.0            1.8
  General and administrative.........................       3.8            3.7             3.7            3.9
  Communications and utilities.......................       1.0            1.1             1.1            1.1
  Depreciation and amortization......................       8.4            6.9             7.9            6.9
                                                     -----------    -----------     -----------    -----------
    Total operating expenses.........................      96.1           91.7            93.9           92.8
                                                     -----------    -----------     -----------    -----------
Earnings from operations.............................       3.9            8.3             6.1            7.2
Interest expense (net)...............................      (1.8)          (1.9)           (1.9)          (1.7)
                                                     -----------    -----------     -----------    -----------
Earnings before income taxes.........................       2.1            6.5             4.2            5.5
Income taxes.........................................       0.8            2.7             1.7            2.3
                                                     -----------    -----------     -----------    -----------
Net earnings.........................................       1.2%           3.8%            2.4%           3.2%
                                                     ===========    ===========     ===========    ===========

Comparison of three months ended September 30, 1999 with three months ended September 30, 1998

         Operating revenue increased $7.6 million (18.0%) to $50.0 million during the 1999 quarter from $42.4 million during the 1998 quarter. Expanded business with existing customers and revenue from the acquired operations of JHT in October 1998 contributed to the Company's revenue growth. Weighted average tractors increased 21.2% to 1,531 during the 1999 quarter from 1,263 during the 1998 quarter. This was offset by a decrease in average revenue per tractor per week to $2,328 during the 1999 quarter from $2,384 during the 1998 quarter, caused by a shortage of manned tractors in the fleet and lower miles per tractor in the dry van operations.

         Purchased transportation increased $2.6 million (14.3%) to $20.5 million in the 1999 quarter from $17.9 million in the 1998 quarter as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation decreased to 40.9% of revenue in the 1999 quarter from 42.2% in the 1998 quarter. This reflects a decrease in the amount of freight brokered by the Company as a percent of total revenue, a slight decrease in the percentage of the Company's fleet supplied by independent contractors, and a reduction in equipment rent caused by the purchase of equipment which was previously leased.

         Compensation and employee benefits increased $3.0 million (31.2%) to $12.7 million in the 1999 quarter from $9.7 million in the 1998 quarter. As a percentage of revenue, compensation and employee benefits increased to 25.4% of revenue in the 1999 quarter from 22.8% in the 1998 quarter. The increase was attributable to an approximately $1.0 million increase in workers' compensation claims reserved and a slight increase in the percentage of the Company's fleet supplied by Company trucks.

         Fuel, supplies, and maintenance increased $1.0 million (20.9%) to $6.0 million in the 1999 quarter from $4.9 million in the 1998 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 11.9% of revenue for the 1999 quarter compared with 11.6% for the 1998 quarter. This was the result of a 17% increase in average fuel costs to $1.17 per gallon during the 1999 quarter from $1.00 per gallon during the 1998 quarter, which was partially offset by fuel hedging transactions.

         Insurance and claims increased $707,000 (114.0%) to $1.3 million in the 1999 quarter from $620,000 in the 1998 quarter. As a percentage of revenue, insurance and claims increased to 2.7% of revenue for the 1999 quarter compared with 1.5% for the 1998 quarter. The increase was attributable to an increase in liability and physical damage claims paid and reserved.

         Taxes and licenses increased $222,000 (27.8%) to $1.0 million in the 1999 quarter from $799,000 in the 1998 quarter reflecting an increase in the number of tractors licensed by the Company and an increase in the number of shipments requiring special permits during the 1999 quarter. The special permits are paid for by the shippers, which increases freight revenue. As a percentage of revenue, taxes and licenses remained essentially constant at 2.0% of revenue in the 1999 quarter and 1.9% in the 1998 quarter.

         General and administrative expenses increased $310,000 (19.7%) to $1.9 million in the 1999 quarter from $1.6 million in the 1998 quarter. As a percentage of revenue, general and administrative expenses remained essentially constant at 3.8% of revenue in the 1999 quarter and 3.7% in the 1998 quarter.

         Communications and utilities increased $30,000 (6.4%) to $499,000 in the 1999 quarter from $469,000 in the 1998 quarter. As a percentage of revenue, communications and utilities remained essentially constant at 1.0% of revenue in the 1999 quarter and 1.1% in the 1998 quarter.

         Depreciation and amortization increased $1.3 million (44.8%) to $4.2 million in the 1999 quarter from $2.9 million in the 1998 quarter. As a percentage of revenue, depreciation and amortization increased to 8.4% of revenue in the 1999 quarter from 6.9% in the 1998 quarter. Depreciation and amortization increased because of a larger fleet of Company-owned tractors and trailers, which increased the cost of equipment being depreciated, an increase in the number of Company-owned tractors, trailers, and satellite communications units financed with debt rather than operating leases, and an increase in goodwill amortization as a result of the JHT acquisition, which occurred during the fourth quarter of 1998. Depreciation and amortization increased as a percentage of revenue primarily because lower revenue per tractor less efficiently spread this fixed cost.

         Interest expense (net) increased $139,000 (17.7%) to $924,000 in the 1999 quarter from $785,000 in the 1998 quarter. As a percentage of revenue, interest expense (net) remained essentially constant at 1.8% of revenue in the 1999 quarter and 1.9% in the 1998 quarter.

         As a result of the foregoing, the Company's pretax margin decreased to 2.1% in the 1999 quarter from 6.5% in the 1998 quarter.

         The Company's effective tax rate was 41.1% for the 1999 quarter and 41.5% for the 1998 quarter. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's net earnings.

         As a result of the factors described above, net earnings decreased $994,000 (62.0%) to $610,000 (1.2% of revenue) in the 1999 quarter from $1.6 million (3.8% of revenue) in the 1998 quarter.

Comparison of nine months ended September 30, 1999, with nine months ended September 30, 1998

         Operating revenue increased $31.8 million (27.3%) to $148.5 million during the 1999 period from $116.7 million during the 1998 period. Expanded business with existing customers and revenue from the acquired operations of JHT in October 1998 contributed to the Company's revenue growth. Weighted average tractors increased 30.6% to 1,533 during the 1999 period from 1,174 during the 1998 period. The increase in fleet size was partially offset by a decrease in average revenue per tractor per week to $2,318 during the 1999 period from $2,357 during the 1998 period, caused primarily by lower miles per tractor in the dry van operations.

         Purchased transportation increased $11.4 million (23.6%) to $60.0 million in the 1999 period from $48.6 million in the 1998 period as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation decreased to 40.4% of revenue in the 1999 period from 41.6% in the 1998 period. This reflects a decrease in the amount of freight brokered by the Company as a percent of total revenue, a slight decrease in the percentage of the Company's fleet supplied by independent contractors, and a reduction in equipment rent caused by the purchase of equipment which was previously leased.

         Compensation and employee benefits increased $9.2 million (33.6%) to $36.7 million in the 1999 period from $27.5 million in the 1998 period. As a percentage of revenue, compensation and employee benefits increased to 24.7% of revenue for the 1999 period from 23.5% for the 1998 period. The increase was attributable to an approximately $1.0 million increase in workers' compensation claims reserved in the three months ended September 30, 1999, and a slight increase in the percentage of the Company's fleet supplied by Company trucks.

         Fuel, supplies, and maintenance increased $3.4 million (23.7%) to $17.6 million in the 1999 period from $14.3 million in the 1998 period. As a percentage of revenue, fuel, supplies, and maintenance decreased to 11.9% of revenue for the 1999 period compared with 12.2% for the 1998 period. The decrease as a percentage of revenue reflected a reduction in maintenance costs and tires expense, which was partially offset by increased fuel costs in the three months ended September 30, 1999. The fuel price increase was partially offset by fuel hedging transactions.

         Insurance and claims increased $1.4 million (71.8%) to $3.3 million in the 1999 period from $1.9 million in the 1998 period. As a percentage of revenue, insurance and claims increased to 2.2% of revenue for the 1999 period compared with 1.7% for the 1998 period. The increase was attributable to an increase in liability and physical damage claims paid and reserved.

         Taxes and licenses increased $838,000 (39.0%) to $3.0 million in the 1999 period from $2.2 million in the 1998 period, reflecting an increase in the number of tractors licensed by the Company and an increase in the number of shipments requiring special permits during the 1999 period. The special permits are paid for by the shippers, which increases freight revenue. As a percentage of revenue, taxes and licenses increased to 2.0% of revenue in the 1999 period from 1.8% in the 1998 period because of lower average revenue per tractor per week and the cost of the special permits.

         General and administrative expenses increased $968,000 (21.5%) to $5.5 million in the 1999 period from $4.5 million in the 1998 period. As a percentage of revenue, general and administrative expenses decreased to 3.7% of revenue in the 1999 period from 3.9% in the 1998 period as a result of a decrease in freight revenue being dispatched by terminal agents resulting in less commissions paid during the 1999 period. Additionally, certain fixed costs are being spread over a larger revenue base.

         Communications and utilities increased $332,000 (25.3%) to $1.6 million in the 1999 period from $1.3 million in the 1998 period. As a percentage of revenue, communications and utilities remained constant at 1.1% of revenue.

         Depreciation and amortization increased $3.6 million (44.9%) to $11.7 million in the 1999 period from $8.1 million in the 1998 period. As a percentage of revenue, depreciation and amortization increased to 7.9% of revenue in the 1999 period from 6.9% in the 1998 period. Depreciation and amortization increased because of a larger fleet of Company-owned tractors and trailers, which increased the cost of equipment being depreciated, an increase in the number of Company-owned tractors, trailers, and satellite communications units financed with debt rather than operating leases, and an increase in goodwill amortization as a result of the East West acquisition which closed February 20, 1998, the TP Transportation acquisition which closed August 21, 1998, and the JHT acquisition, which closed October 30, 1998. Depreciation and amortization increased as a percentage of revenue primarily because lower revenue per tractor less efficiently spread this fixed cost.

         Interest expense (net) increased $801,000 (40.7%) to $2.8 million in the 1999 period from $2.0 million in the 1998 period. As a percentage of revenue, interest expense (net) increased to 1.9% of revenue in the 1999 period from 1.7% in the 1998 period, due to higher average debt balances of $60.6 million in the 1999 period compared with $40.5 million in the 1998 period.

         As a result of the foregoing, the Company's pretax margin decreased to 4.2% in the 1999 period from 5.5% in the 1998 period.

         The Company's effective tax rate was 41.6% in both the 1999 and 1998 periods. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's net earnings.

         As a result of the factors described above, net earnings decreased $132,000 (3.5%) to $3.6 million (2.4% of revenue) in the 1999 period from $3.8 million (3.2% of revenue) in the 1998 period.

Liquidity and Capital Resources

         The growth of the Company's business has required significant investments in new revenue equipment that the Company historically has financed with borrowing under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, equipment leases from third-party lessors, and proceeds of the Company's initial public offering. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely Company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. Management believes that its sources of liquidity are adequate to meet its currently anticipated working capital requirements, capital expenditures, and other needs at least through 2000.

         Net cash provided by operating activities was $20.2 million for the nine months ended September 30, 1999. The primary sources of cash from operations were net earnings of $3.6 million increased by $11.7 million in depreciation and amortization, and a $7.5 million increase in accounts payable and other accrued liabilities. The Company's principal use of cash from operations is to service debt and internally finance accounts receivable associated with growth in the business. Customer accounts receivable increased $4.5 million for the nine months ended September 30, 1999. The average age of the Company's accounts receivable was approximately 34.2 days for the 1999 period versus 33.1 days for the 1998 period.

         Net cash used in investing activities of $12.1 million in the 1999 period related primarily to purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $6.5 million during the remaining three months of 1999. Such projected capital expenditures will be funded with a combination of cash flow from operations, borrowings, and operating leases.

         Net cash used in financing activities of $7.6 million for the nine months ended September 30, 1999 consisted entirely of principal payments made under the Company's long-term debt obligations.

         At September 30, 1999, the Company had outstanding long-term debt (including current maturities) of approximately $57.9 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $32.3 million consisted of borrowings from financial institutions and equipment manufacturers, $25 million represented the amount drawn under the Company's revolving credit facility, and $659,000 represented future payments for purchases of intangible assets. Interest rates on this debt range from 5.81% to 6.94% with maturities through 2004.

         At September 30, 1999, the revolving credit facility provided for borrowings of up to $40.0 million, based upon certain accounts receivable and revenue equipment values. Based upon the borrowing levels at September 30, 1999, the Company had $15.0 million of remaining borrowing capacity under this credit facility. The interest rate under the credit facility is 1.5% plus the LIBOR rate for the corresponding period. The credit facility is secured and contains covenants that impose certain minimum financial ratios and limit additional liens, the size of certain mergers and acquisitions, dividends, and other matters. The Company was in compliance with the terms of the credit facility at September 30, 1999.

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

         The IT Systems developed by the Company have been assessed and systems and equipment that were not Year 2000 compliant have been identified and remediation efforts and testing of systems/equipment have been completed. The Company has reviewed its risks associated with microprocessors embedded in facilities and equipment ("Non-IT Systems"). The primary Non-IT Systems include microprocessors in tractor engines and other components, terminal facilities, satellite communication units, and telecommunications and other office equipment. The Company's assessment of its revenue equipment, satellite communications units, and office equipment Non-IT Systems has revealed low risk of material replacement requirements. Such systems are relatively new and were designed to be Year 2000 compliant. The Company is continuing to assess its Non-IT Systems included in its terminal facilities, but believes that the risk of a service-interrupting failure in these systems is low.

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

         Through September 30, 1999 the Company has spent approximately $125,000 to address Year 2000 issues. Total costs to address Year 2000 issues are currently estimated not to exceed $150,000 and consist primarily of costs for the remediation of internal systems and equipment. Funds for these costs are expected to be provided by the operating cash flows of the Company. The majority of the internal system remediation efforts relate to staff costs of on-staff systems programmers, and therefore, are not incremental costs.

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

Interest Rate Risk

         The revolving credit facility, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.5%. This variable interest exposes the Company to the risk that interest rates may rise. The Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At September 30, 1999, approximately 43% of our debt carries a variable interest rate and the remainder is fixed.

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

         Through September 30, 1999, there have been no material changes in the amount or nature of the Company's derivative instruments.

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

                           None.

Item 5.  Other Information.

                           None.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits


   Exhibit
   Number                 Description
     2.1          +++     Asset Purchase Agreement dated February 20, 1998, by
                          and among Smithway Motor Xpress, Inc., East West Motor
                          Express, Inc. and Darwyn and David Stebbins.
     2.2          +++++   Asset  Purchase  Agreement  dated  September 23,
                          1998, by and among Smithway Motor Xpress,  Inc.,  JHT,
                          Inc., JHT LOGISTICS,  INC.,  Bass Brook Truck Service,
                          Inc., and JERDON TERMINAL HOLDINGS, LLC.
     3.1           +      Articles of Incorporation.
     4.2           +      Bylaws.
     4.1           +      Articles of Incorporation.
     4.2           +      Bylaws.
    10.1           +      Outside Director Stock Plan dated March 1, 1995.
    10.2           +      Incentive Stock Plan, adopted March 1, 1995.
    10.3           +      401(k) Plan, adopted August 14, 1992, as amended.
    10.4           +      Form of Agency Agreement between Smithway Motor
                          Xpress, Inc. and its independent commission agents.
    10.5           +      Memorandum of officer incentive compensation policy.
    10.6           +      Form of Independent Contractor Agreement between
                          Smithway Motor Xpress, Inc. and its independent
                          contractor providers of tractors.
    10.7          ++      Credit Agreement dated September 3, 1997, between
                          Smithway Motor Xpress Corp., as Guarantor, Smithway
                          Motor Xpress, Inc., as Borrower, and LaSalle
                          National Bank.
    10.8          ++      Asset Purchase Agreement dated February 20, 1998, by
                          and among Smithway Motor Xpress, Inc., East West Motor
                          Express, Inc., and Darwyn and David Stebbins.
    10.9         ++++     First Amendment to Credit Agreement dated March 1,
                          1998, between Smithway Motor Xpress Corp., as Guarantor, Smithway Motor Xpress, Inc., as Borrower, and LaSalle National Bank.

   Exhibit
    10.10        ++++     Second Amendment to Credit Agreement dated March 15,
                          1998, between Smithway  Motor Xpress Corp.,  as
                          Guarantor,  Smithway Motor Xpress, Inc., as Borrower,
                          and LaSalle National Bank.
    10.11        +++++    Asset  Purchase  Agreement  dated  September 23,
                          1998, by and among Smithway Motor Xpress,  Inc.,  JHT,
                          Inc., JHT LOGISTICS,  INC.,  Bass Brook Truck Service,
                          Inc., and JERDON TERMINAL HOLDINGS, LLC.
    10.12        ++++++   Third  Amendment  to  Credit  Agreement  dated
                          October 30, 1998, between Smithway Motor Xpress Corp.,
                          as  Guarantor,   Smithway   Motor  Xpress,   Inc.,  as
                          Borrower, and LaSalle National Bank.
    10.13        +++++++  Amendment No. 2 to Smithway Motor Xpress Corp.
                          Incentive Stock Plan, adopted May 7, 1999.
    10.14          #      Fourth Amendment to Credit Agreement dated August 20,
                          1999, between Smithway Motor Xpress Corp., as
                          Guarantor, Smithway Motor Xpress, Inc., as
                          Borrower, and LaSalle National Bank.
     27            #      Financial Data Schedule.

                  ------------------

+                Incorporated by reference from the Company's Registration
                 Statement on Form S-1, Registration No. 33-90356, effective
                 June 27, 1996.
++               Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
                 Commission File No.  000-20793, dated November 12, 1997.
+++              Incorporated by reference from the Company's Form 8-K.
                 Commission File No. 000-20793, dated March 12, 1998.
++++             Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.
                 Commission File No.  000-20793, dated May 14, 1998.
+++++            Incorporated by reference from the Company's Form 8-K.
                 Commission File No. 000-20793, dated November 12, 1998.
++++++           Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1998.
                 Commission File No.  000-20793, dated March 18, 1999.
+++++++          Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.  Commission
                 File No.  000-20793, dated August 13, 1999.
#                Filed herewith.


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

                           SMITHWAY MOTOR XPRESS CORP.
                                       a Nevada corporation


Date: November 10, 1999                By: /s/Michael E. Oleson
      -----------------                ----------------------------------------
                                       Michael E. Oleson
                                       Treasurer and Chief Accounting Officer