Form 10-K
period 1999-12-31
SMITHWAY MOTOR XPRESS CORP
filed 2000-03-29
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For  the  Fiscal  Year  Ended  December  31,  1999
                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
       For the transition period from               to

                        Commission file number 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       42-1433844
-----------------------------------------  -------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

        2031 Quail Avenue
        Fort Dodge, Iowa                                    50501
-----------------------------------------  -------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:  515/576-7418
                                                     ------------

Securities Registered Pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities Registered Pursuant to Section 12(g) of the Act:
     $0.01 Par Value Class A Common Stock
     ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  __X__ NO ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,674,647 as of March 15, 2000, (based upon the $3.125 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 5% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 15, 2000, the registrant had 4,010,640 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2000 annual meeting of stockholders that will be filed no later than April 29, 2000.

                              Cross Reference Index
                              ---------------------

         The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.


                              Document and Location
                              ---------------------

                                     Part I
                                     ------
Item 1    Business                                     Page 3 through 6 herein

Item 2    Properties                                   Page 6 herein

Item 3    Legal Proceedings                            Page 7 herein

Item 4    Submission of Matters to a Vote              Page 7 herein
            of Security Holders
                                     Part II
                                     -------

Item 5    Market for the Registrant's Common Equity
             and Related Stockholder Matters           Page 7 herein

Item 6    Selected Financial Data                      Page 8 herein

Item 7    Management's Discussion and Analysis of
             Financial Condition and
             Results of Operations                     Page 9 through 14 herein

Item 8    Financial Statements and
             Supplementary Data                        Page 15 herein

Item 9    Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure                      Page 15 herein

                                    Part III
                                    --------

Item 10   Directors and Executive Officers
              of the Registrant              Page 3 through 4 of Proxy Statement

Item 11   Executive Compensation             Page 5 of Proxy Statement

Item 12   Security Ownership of Principal
              Stockholders and Management    Page 8 of Proxy Statement

Item 13   Related Party Transactions         Page 5 of Proxy Statement

                                     Part IV
                                     -------

Item 14   Exhibits, Financial Statement      Pages 16 through 18 herein
              Schedules, and Reports on Form 8-K

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

                                     PART I
                                     ------

ITEM 1.           BUSINESS

The Company

         Smithway Motor Xpress Corp. ("Smithway" or the "Company") is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily on the flatbed segment of the truckload market. The Company uses its "Smithway Network" of 27 computer-connected field offices, commission agencies, and Company-owned terminals to offer comprehensive truckload transportation services to shippers located predominantly between the Rocky Mountains in the West and the Appalachian Mountains in the East, and in eight Canadian provinces.

         Prior to 1984, the Company specialized in transporting building materials on flatbed trailers. William G. Smith became President of Smithway in 1984, and led the Company's effort to diversify its customer and freight base, form the Smithway Network of locations, and implement systems to support the Company's growth. Management commenced the Company's acquisition strategy in 1995 to take advantage of opportunities offered by industry consolidation.

         Smithway acquired the operations of eight trucking companies between June 1995 and October 1998. In each transaction, Smithway purchased specific assets for fair market value and paid the selling company's owner a small percentage of revenue for goodwill or a noncompetition arrangement. The Company acquired the business of Van Tassel, Inc., a primarily flatbed carrier based in Pittsburg, Kansas, in June 1995, and Smith Trucking Company, a primarily dry van carrier based in McPherson, Kansas, in January 1996. Both of these acquisitions permitted Smithway to expand and solidify existing customer relationships as well as access new customers. The Smith Trucking location also expanded the Company's driver recruiting region. In October 1996, the Company acquired the business of Marquardt Transportation, Inc., a primarily flatbed carrier based in Yankton, South Dakota, and with a small facility in Stockton, California. Marquardt further diversified Smithway's freight base by increasing its presence in hauling large, manufactured items and heavy machinery. In February 1997, Smithway acquired Fort Dodge, Iowa-based Pirie Motor Freight, Inc. Pirie was a small flatbed carrier, and its operations were consolidated into Smithway's headquarters. In September 1997, Smithway acquired the business of Royal Transport, Ltd. of Grand Rapids, Michigan, primarily a flatbed carrier. The Royal acquisition provided Smithway a regional niche specializing in heavy loads hauled primarily on multiple axle trailers. In February 1998, the Company acquired the business of East West Motor Express, Inc. of Black Hawk, South Dakota ("East West"), a regional flatbed and dry van carrier. The East West acquisition added 225 trucks to Smithway's fleet. TP Transportation, Inc. ("TP"), a flatbed carrier from Enid, Oklahoma was acquired in August 1998. In October 1998 the Company continued to build its dry van freight base with the acquisition of the business of JHT, Inc. ("JHT") of Cohasset, Minnesota. JHT operated 185 tractors serving exclusively the dry van market with slightly over half of the tractors company-owned and the balance being provided by owner-operators. Through acquisitions and internal growth the Company expanded from $77 million revenue in 1995 to $197 million in 1999. The Company did not complete an acquisition in 1999.

          Smithway Motor Xpress Corp. was incorporated in Nevada in January 1995 to serve as a holding company and conduct the Company's initial public offering, which occurred in June 1996. References to the "Company" or "Smithway" herein refer to the consolidated operations of Smithway Motor Xpress Corp., a Nevada corporation ("Smithway-Nevada"), and its wholly owned subsidiaries, Smithway Motor Xpress, Inc., an Iowa corporation ("Smithway-Iowa"), East West Motor
Express, Inc., a South Dakota corporation, SMSD Acquisition Corp., a South Dakota corporation, and New Horizons Leasing, Inc., an Iowa corporation.

Operations

         Smithway integrates its sales and dispatch functions throughout its computer-connected "Smithway Network." The Smithway Network consists of the Company's headquarters in Fort Dodge, Iowa, and 26 terminals, field offices, and independent agencies. The headquarters and 21 terminals and field offices are managed by Smithway employees, while the five agencies are managed by independent commission agents. The customer sales representatives and agents at each location have front-line responsibility for booking freight in their regions. Fleet managers at the Fort Dodge, Iowa, headquarters coordinate all load movements via computer link to optimize load selection and promote proper fleet balance among regions. Personnel at the Company's headquarters also handle all sales and dispatch functions for van traffic and for flatbed traffic that does not originate within a specific sales region.

         Agents are important to the Company's operations because they are the primary contact for shippers within their region and have regular contact with drivers and independent contractors. The Company's agents are paid a commission on revenue they generate. Although agent contracts typically are cancelable on 14 days' notice, Smithway's agents average more than 10 years' tenure with the Company. In addition to sales and customer service benefits, management believes agents offer the advantage of minimizing capital investment and fixed costs, because agents are responsible for all of their own expenses.

Customers and Marketing

         Smithway's sales force includes seven national sales representatives, personnel at 22 terminals and field offices, and five independent commission agents. National sales representatives focus on national customers and van freight, while sales personnel at terminals, field offices, and agencies are responsible for regional customer contact. The Company's sales force emphasizes rapid response time to customer requests for equipment, undamaged and on-time pickup and delivery, one of the nation's largest fleets of flatbed equipment, safe and professional drivers, logistics management, dedicated fleet capability, and its strategically located Smithway Network. Management believes that few other carriers operating principally in the Midwest flatbed market offer similar size, service, and the reliability of a late-model fleet. Consequently, the Company seeks primarily service-sensitive freight rather than competing for all freight on the basis of price.

          In 1999, the Company's top 50, 25, 10, and 5 customers accounted for 46%, 38%, 27%, and 18% of revenue, respectively, with the remaining customers accounting for 54% of revenue. No single customer accounted for more than 5% of Smithway's revenue during 1999.

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

         Smithway has implemented several policies to promote driver and independent contractor recruiting and retention. These include maintaining an open-door policy with easy access to senior executives, appointing an advisory board comprised of top drivers and independent contractors to consult with management, and assigning each driver and independent contractor to a particular dispatcher to insure personal contact. In addition, the Company utilizes conventional (engine-forward) tractors, which are more comfortable for the driver, and operates over relatively short-to-medium distances (678-mile average length of haul in 1999) to return drivers home as frequently as possible.

         Smithway is not a party to a collective bargaining agreement and its employees are not represented by a union. At December 31, 1999, the Company had 757 Company drivers, 346 non-driver employees, and 689 independent contractors. Management believes that the Company has good relationships with its employees and independent contractors.

Safety and Insurance

         Smithway's active safety and loss prevention program has resulted in the Department of Transportation's highest safety and fitness rating (satisfactory) and numerous safety awards. The Company's safety and loss prevention program includes pre-screening, initial orientation, six weeks on-the-road training for drivers without substantial experience, 100% log monitoring, and safety bonuses.

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

Revenue Equipment

         Smithway's equipment strategy for its own tractors (as opposed to independent contractors' tractors) is to operate late-model tractors and trade or dispose of its tractors prior to the expiration of major component warranties. Management believes that operating newer equipment can minimize repair and maintenance expense and offer improvements in fuel efficiency. Smithway orders conventional (engine forward) tractors with standard engine and drivetrain components, and trailers with standard brakes and tires to minimize its inventory of spare parts. All equipment is subject to the Company's regular maintenance program, and is also inspected and maintained each time it passes through a Smithway maintenance facility. Smithway's Company-owned tractor fleet had an average age of 22 months at December 31, 1999.

Competition

         The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the flatbed or van market. Smithway competes primarily with other regional, short-to-medium-haul carriers and private truck fleets used by shippers to transport their own products in proprietary equipment. Competition is based primarily upon service and price. The Company competes to a limited extent with rail and rail-truck intermodal service, but attempts to limit this competition by seeking service-sensitive freight and focusing on short-to-medium lengths of haul. Although management believes the 870 flatbed trailers it operated at December 31, 1999, rank its flatbed division among the ten largest such fleets in that industry segment, there are other trucking companies, including diversified carriers with large flatbed fleets, that possess substantially greater financial resources and operate more equipment than Smithway.

Fuel Availability and Cost

         The Company actively manages its fuel costs. Company drivers purchase virtually all of the Company's fuel through service centers with which Smithway has volume purchasing arrangements. In addition, management periodically enters into futures contracts and price swap agreements on heating oil, which is derived from the same petroleum products as diesel fuel, in an effort to partially hedge increases in fuel prices. Most of the Company's contracts with customers contain fuel surcharge provisions and the Company also attempts to recover increases in fuel prices through higher rates. However, the recent increases in fuel prices will not be fully offset through these measures.

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

ITEM 2.           PROPERTIES

         Smithway's headquarters consists of 25,000 square feet of office space and 51,000 square feet of equipment maintenance and wash facilities, located on 31 acres near Fort Dodge, Iowa. The Smithway Network consists of locations in or near the following cities with the facilities noted:




                                              Driver
    Company Locations         Maintenance   Recruitment   Dispatch      Sales        Ownership
--------------------------    ------------ ------------- ----------- ------------- -------------
Altoona, Iowa ................       X                                     X            Owned
Birmingham, Alabama ..........                               X             X           Leased
Black Hawk, South Dakota......       X           X           X             X            Owned
Chicago, Illinois.............                               X             X            Owned
Cincinnati, Ohio..............                               X             X           Leased
Cohasset, Minnesota...........       X           X           X             X            Owned
Dallas, Texas.................                               X             X           Leased+
Denver, Colorado..............                               X             X           Leased+
Enid, Oklahoma................       X           X           X             X           Leased
Fort Dodge, Iowa..............       X           X           X             X            Owned
Grand Rapids, Michigan........                               X             X           Leased
Joplin, Missouri..............       X           X           X             X            Owned
Kansas City, Missouri.........                               X             X           Leased+
McPherson, Kansas.............       X                       X             X           Leased
Oklahoma City, Oklahoma.......                               X             X            Owned
Oshkosh, Wisconsin............                               X             X           Leased+
Stockton, California..........       X           X           X             X           Leased+
St. Louis, Missouri...........                               X             X           Leased+
St. Paul, Minnesota...........                               X             X           Leased+
Tulsa, Oklahoma ..............                                             X           Leased
Yankton, South Dakota.........       X           X           X             X           Leased
Youngstown, Ohio..............                   X           X             X           Leased+

        Agent Locations
--------------------------------
Cedar Rapids, Iowa ...........                               X             X
Detroit, Michigan ............                               X             X
Hennepin, Illinois ...........                               X             X
Norfolk, Nebraska ............                               X             X
Toledo, Ohio .................                               X             X

--------------------------------
+ Month-to-month leases.


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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1999, no matters were submitted to a vote of security holders.

                                     PART II
                                     -------

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Price Range of Common Stock. The Company's Class A Common Stock is traded on the Nasdaq National Market under the symbol "SMXC." The following table sets forth for the calendar periods indicated the range of high and low sales prices for the Company's Class A Common Stock as reported by Nasdaq from January 1, 1998, to December 31, 1999.


           Period                      High                    Low
------------------------------- ---------------------- -----------------------
Calendar Year 1999
         1st Quarter             $           9 1/2      $        7 3/8
         2nd Quarter             $          10 11/16    $        6 3/4
         3rd Quarter             $          10 1/2      $        7 7/16
         4th Quarter             $           8 1/2      $        3 9/16


            Period                      High                    Low
------------------------------- ---------------------- -----------------------
Calendar Year 1998
         1st Quarter             $          16 1/8       $      11 1/2
         2nd Quarter             $          19 1/8       $       9 3/4
         3rd Quarter             $          10 3/4       $       6 7/8
         4th Quarter             $          10           $       6 5/8


          As of March 15, 2000 the Company had 310 stockholders of record of its Class A Common Stock. However, the Company believes that many additional holders of Class A Common Stock are unidentified because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

         Dividend Policy. The Company has never declared and paid a cash dividend on its Class A Common Stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. Future payments of cash dividends will depend upon the financial condition, results of operations, and capital commitments of the Company, restrictions under then-existing agreements, and other factors deemed relevant by the Board of Directors.

Item 6.  Selected Financial and Operating Data

                                                                            Years Ended December 31,
                                                           1995         1996          1997          1998          1999
                                                           ----         ----          ----          ----          ----
Statement of Operations Data:                              (In thousands, except per share and operating data amounts)
Operating revenue....................................  $     77,339 $      93,667 $    120,117  $    161,375      $196,945
Operating expenses:
  Purchased transportation...........................        31,621        37,386       47,095        66,495        79,735
  Compensation and employee benefits.................        17,182        20,800       26,904        38,191        49,255
  Fuel, supplies, and maintenance....................        10,183        12,347       15,965        19,738        23,754
  Insurance and claims...............................         1,827         1,995        2,206         2,745         4,212
  Taxes and licenses.................................         1,588         1,856        2,299         3,048         4,045
  General and administrative.........................         3,592         4,214        5,391         6,237         7,491
  Communications and utilities.......................           758           971        1,378         1,838         2,190
  Depreciation and amortization......................         3,879         5,740        7,880        11,015        15,800
                                                       ------------ ------------- ------------  ------------  ------------
     Total operating expenses........................        70,630        85,309      109,118       149,307       186,482
                                                       ------------ ------------- ------------  ------------  ------------
     Earnings from operations........................         6,709         8,358       10,999        12,068        10,463
Interest expense (net)...............................         1,225         1,548        1,545         2,965         3,715
                                                       ------------ ------------- ------------  ------------  ------------
Earnings before income taxes.........................         5,484         6,810        9,454         9,103         6,748
Income taxes.........................................         2,393         2,860        3,781         3,774         2,822
                                                       ------------ ------------- ------------  ------------  ------------
Net earnings.........................................  $      3,091 $       3,950 $      5,673  $      5,329  $      3,926
                                                       ============ ============= ============  ============  ============
Basic and diluted earnings per common share..........  $       0.88 $        0.93 $       1.13  $       1.06  $       0.78
                                                       ============ ============= ============  ============  ============

Operating Data(1)
Operating ratio(2)...................................         91.3%         91.1%        90.8%         92.5%         94.7%
Average revenue per tractor per week.................  $      2,160 $       2,243 $      2,342  $      2,330  $      2,299
Average revenue per loaded mile(3)...................  $       1.38 $        1.37 $       1.36  $       1.33  $       1.33
Average length of haul in miles......................           563           568          609           659           678
Company tractors at end of period....................           376           458          525           815           844
Independent contractor tractors at end of period.....           303           406          443           711           689
Weighted average tractors during period..............           619           747          909         1,236         1,532
Trailers at end of period............................         1,167         1,492        1,673         2,720         2,783
Weighted averages shares outstanding:
  Basic..............................................         3,524         4,250        5,001         5,012         5,031
  Diluted............................................         3,524         4,250        5,019         5,037         5,032

Balance Sheet Data (at end of period):
Working capital......................................  $      2,516 $       1,893 $     10,100  $      6,811  $      5,159
Net property and equipment...........................        27,843        39,170       53,132        87,137        94,305
Total assets.........................................        40,702        55,330       74,878       115,494       125,014
Long-term debt, including current maturities.........        23,219        15,904       30,976        61,703        59,515
Total stockholders' equity...........................         7,871        24,193       29,906        35,405        39,508

(1) Excludes brokerage activities except as to operating ratio.
(2) Operating expenses as a percentage of operating revenue.
(3) Net of fuel surcharges.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company has expanded its operations substantially over the past three years through a combination of acquisitions and internal growth. Operating revenue growth exceeded 20% for the third straight year. From 1997 to 1999 operating revenue increased 64.0%, to $197 million in 1999 from $120 million in 1997, while net earnings decreased 30.8%, to $3.9 million in 1999 from $5.7 million in 1997.

         The Company operates a tractor-trailer fleet comprised of both Company-owned vehicles and vehicles obtained under leases from independent contractors and third-party finance companies. Fluctuations among expense categories may occur as a result of changes in the relative percentage of the fleet obtained through equipment that is owned versus equipment that is leased from independent contractors or financing sources. Costs associated with revenue equipment acquired under operating leases or through agreements with independent contractors are expensed as "purchased transportation." For these categories of equipment the Company does not incur costs such as interest and depreciation as it might with owned equipment. In addition, independent contractor tractors, driver compensation, fuel, communications, and certain other expenses are borne by the independent contractors and are not incurred by the Company. Obtaining equipment from independent contractors and under operating leases reduces capital expenditures and on-balance sheet leverage and effectively shifts expenses from interest to "above the line" operating expenses. The fleet profile of acquired companies and the Company's relative recruiting and retention success with Company-employed drivers and independent contractors will cause fluctuations from time-to-time in the percentage of the Company's fleet that is owned versus obtained from independent contractors and under operating leases.(*)

Results of Operations

         The following table sets forth the percentage relationship of certain items to revenue for the periods indicated:

                                                                1997             1998              1999
                                                                ----             ----              ----
Operating revenue.........................................     100.0%           100.0%            100.0%
Operating expenses:
         Purchased transportation.........................      39.2             41.2              40.5
         Compensation and employee benefits...............      22.4             23.7              25.0
         Fuel, supplies, and maintenance..................      13.3             12.2              12.1
         Insurance and claims.............................       1.8              1.7              2.1
         Taxes and licenses...............................       1.9              1.9              2.1
         General and administrative.......................       4.5              3.9              3.8
         Communication and utilities......................       1.1              1.1              1.1
         Depreciation and amortization....................       6.6              6.8              8.0
                                                          ---------------------------------- ----------------
         Total operating expenses.........................      90.8             92.5              94.7
                                                          ---------------------------------- ----------------
Earnings from operations..................................       9.2              7.5              5.3
Interest expense, net.....................................       1.3              1.8              1.9
                                                          ---------------------------------- ----------------
Earnings before income taxes..............................       7.9              5.6              3.4
Income taxes..............................................       3.2              2.3              1.4
                                                          ---------------------------------- ----------------
Net earnings..............................................       4.7%             3.3%             2.0%
                                                          ===================================================

Comparison of year ended December 31, 1999 to year ended December 31, 1998.

        Operating revenue increased $35.5 million (22.0%), to $196.9 million in 1999 from $161.4 million in 1998.The revenue increase resulted primarily from a 24.0% increase in weighted average tractors,to 1,532 in 1999 from 1,236 during 1998 as the Company expanded internally to meet customer demand and acquired the business of East West in February 1998, TP in August 1998, and JHT in October 1998. This was partially offset by lower revenue per tractor per week (excluding revenue from brokerage operations), which decreased $31 per week (1.3%), to $2,299 in 1999 from $2,330 in 1998. This decrease was caused by a shortage of manned tractors in the fleet in the second half of the year and lower miles and revenue per tractor in the dry van operations. Revenue from the Company's brokerage operations increased $1.2 million (11.5%), to $11.6 million in 1999 from $10.4 million in 1998.

         Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $13.2 million (19.9%), to $79.7 million in 1999 from $66.5 million in 1998, as the Company's business expanded and the Company contracted with more independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation decreased to 40.5% in 1999 from 41.2% in 1998. This reflects a decrease in the amount of freight brokered by the Company as a percent of total revenue, a slight decrease in the percentage of the Company's fleet supplied by independent contractors, and a reduction in equipment rent caused by the purchase of equipment which was previously leased.

         Compensation and employee benefits increased $11.1 million (29.0%) to $49.3 million in 1999 from $38.2 million in 1998. As a percentage of revenue, compensation and employee benefits increased to 25.0% in 1999 from 23.7% in 1998. The increase was attributable to (i) an increase in the self-insured retention for workers compensation and health insurance claims and reserve amounts for the period, (ii) an increase in the per-mile wage paid to flatbed drivers in October 1999, (iii) an increase in the number of driver trainers and trainees, and (iv) a slight increase in the percentage of the Company's fleet supplied by Company trucks.

         Fuel, supplies, and maintenance increased $4.1 million(20.3%), to $23.8 million in 1999 from $19.7 million in 1998. As a percentage of revenue, fuel, supplies, and maintenance decreased slightly to 12.1% in 1999 from 12.2% in 1998 in spite of a 5.8% increase in fuel costs to $1.09 per gallon during 1999 from $1.03 per gallon in 1998. The increased fuel costs were largely offset by gains from fuel hedging transactions as well as lower costs for parts, tires, tarps, supplies, and binders. The Company is attempting to recover increases in fuel prices through fuel surcharges and higher rates, however, recent fuel price increases will not be fully offset through these measures. Going forward, the Company's fuel hedging positions cover less fuel than in 1999 and expire in June 2000.

         Insurance and claims increased $1.5 million (53.4%), to $4.2 million in 1999 from $2.7 million in 1998. As a percentage of revenue, insurance and claims increased to 2.1% of revenue in 1999 compared with 1.7% in 1998, reflecting an increase in liability and physical damage claims paid and reserved.

         Taxes and licenses increased $1.0 million (32.7%), to $4.0 million in 1999 from $3.0 million in 1998, reflecting an increase in the number of shipments requiring special permits and an increase in the number of tractors licensed by the Company. The special permits are paid for by the shippers, which increases freight revenue. As a percentage of revenue, taxes and licenses remained relatively constant at 2.1% of revenue in 1999 compared with 1.9% of revenue in 1998.

         General and administrative expenses increased $1.3 million (20.1%), to $7.5 million in 1999 from $6.2 million in 1998. As a percentage of revenue, general and administrative expenses remained relatively constant at 3.8% of revenue in 1999 compared with 3.9% of revenue in 1998.

         Communications  and  utilities  increased  $352,000  (19.2%),  to  $2.2 million in 1999 from $1.8 million in 1998. As a percentage of revenue, communications and utilities remained unchanged at 1.1% in both years.

         Depreciation and amortization increased $4.8 million (43.4%), to $15.8 million in 1999 from $11.0 million in 1998. As a percentage of revenue, depreciation and amortization increased to 8.0% of revenue in 1999 from 6.8% in 1998. The increase was attributable to a larger fleet of Company-owned tractors and trailers, which increased the cost of the equipment being depreciated, an increase in the number of Company-owned tractors financed with debt rather than operating leases, and lower revenue per tractor which less efficiently spread this fixed cost.

         Interest expense, net, increased $750,000 (25.3%), to $3.7 million in 1999 from $3.0 million in 1998. As a percentage of revenue, interest expense, net, remained relatively constant at 1.9% of revenue in 1999 compared with 1.8% in 1998.

         As a result of the foregoing, the Company's pretax margin decreased to 3.4% in 1999 from 5.6% in 1998.

         The Company's effective tax rate was 41.8% in 1999 (1.4% of revenue), compared with 41.5% in 1998 (2.3% of revenue). The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of the Company's pretax earnings.

         As a result of the factors described above, net earnings decreased to $3.9 million in 1999 (2.0% of revenue), from $5.3 million in 1998 (3.3% of revenue).

Comparison of year ended December 31, 1998 to year ended December 31, 1997.

         Operating revenue increased $41.3 million (34.3%), to $161.4 million in 1998 from $120.1 million in 1997. The revenue increase resulted primarily from a 36.0% increase in weighted average tractors, to 1,236 in 1998 from 909 during 1997 as the Company expanded internally to meet customer demand and acquired the business of East West in February 1998, TP in August 1998, and JHT in October 1998. Revenue per tractor per week (excluding revenue from brokerage operations) decreased $12 per week (0.5%), to $2,330 in 1998 from $2,342 in 1997. This resulted from a decrease in revenue per loaded mile, which was largely offset by an increase in miles per tractor and a decrease in empty miles percentage. These changes were a result of the increase in van freight associated with the acquisition of East West. In addition, revenue from the Company's brokerage operations increased $3.1 million (42.3%), to $10.4 million in 1998 from $7.3 million in 1997.

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

         Interest expense, net, increased $1.4 million (91.9%), to $3.0 million in 1998 from $1.5 million in 1997. As a percentage of revenue, interest expense, net, increased to 1.8% of revenue in 1998 from 1.3% in 1997, as the Company incurred debt to finance the acquisition of three trucking companies. This increase in debt was partially offset by lower average interest rates of 6.79% in 1998 compared with 7.1% in 1997.

         As a result of the foregoing, the Company's pretax margin decreased to 5.6% in 1998 from 7.9% in 1997.

         The Company's effective tax rate was 41.5% in 1998 (2.3% of revenue), compared with 40.0% in 1997 (3.1% of revenue). The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of the Company's pretax earnings.

         As a result of the factors described above, net earnings decreased to $5.3 million in 1998 (3.3% of revenue), from $5.7 million in 1997 (4.7% of revenue).

Liquidity and Capital Resources

         The growth of the Company's business has required significant invest-ments in new revenue equipment that the Company has financed in recent years with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, and equipment leases from third-party lessors. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely Company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. Management believes that its sources of liquidity are adequate to meet its currently anticipated working capital requirements, capital expenditures, and other needs at least through 2000.(*)

         Net cash provided by operating activities was $14.9 million, $16.5 million, and $24.0 million for the years ended December 31, 1997, 1998, and 1999 respectively. The Company's principal use of cash from operations is to service debt and internally finance accounts receivable associated with growth in the business. Customer accounts receivable increased $1.2 million, $4.5 million, and $3.4 million for the years ended December 31, 1997, 1998, and 1999, respectively. The average age of the Company's accounts receivable was approximately 34 days for 1997, 33 days for 1998, and 35 days for 1999.

         Net cash used in investing activities was $1.8 million, $36.6 million, and $14.7 million for the years ended December 31, 1997, 1998, and 1999, respectively. Such amounts related primarily to payments made in acquisitions of eight trucking companies and purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $22.2 million during 2000. Such projected capital expenditures are expected to be funded with cash flow from operations, borrowings, or operating leases. The Company continues to evaluate the need to expand its present headquarters facility and may incur a portion of the expansion costs during 2000. The size and cost of the possible expansion has not yet been determined. The Company's projected capital expenditures do not include any amount for this possible expansion.(*)

         Net cash (used in) provided by financing activities of ($10.0 million), $17.3 million, and ($9.9 million) for the years ended December 31, 1997, 1998, and 1999, respectively, consisted primarily of net (payments) borrowings of ($5.5 million), $17.3 million, and ($9.9 million) of principal under the Company's long-term debt agreements, and net payments of $4.5 million in 1997 under the Company's former line of credit, which was paid off during that year.

         At December 31, 1999, the Company had outstanding long-term debt including current maturities) of approximately $59.5 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $34.0 million consisted of borrowings from financial institutions and equipment manufacturers, $25 million represented the amount drawn under the Company's revolving credit facility, and $434,000 represented future payments for purchases of intangible assets. Interest rates on this debt range from 5.81% to 7.62% with maturities through 2004.

         At December 31, 1999, the revolving credit facility provided for borrowings of up to $40.0 million, based upon certain accounts receivable and revenue equipment values. The interest rate under the credit facility is currently 1.5% plus the LIBOR rate for the corresponding period. The credit facility is secured and contains covenants that impose certain minimum financial ratios and limit additional liens, the size of certain mergers and acquisitions, dividends, and other matters. The Company was in compliance with the credit facility at December 31, 1999.

Market Risks

         The Company is exposed to market risks from changes in (i) certain interest rates on its debt and (ii) certain commodity prices.

Interest Rate Risk

         The revolving credit facility, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.5%. This variable interest exposes the Company to the risk that interest rates may rise. Assuming borrowing levels at December 31, 1999, a one-point increase in the LIBOR would increase interest expense by $250,000. Most of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At December 31, 1999, approximately 48.8% of the Company's debt carries a variable interest rate and the remainder is fixed.

Commodity Price Risk

          The Company uses derivative instruments, including heating oil price swap agreements, to reduce a portion of its exposure to fuel price fluctuations. At December 31, 1999, the Company had price swap agreements for 1.8 million gallons at a fixed price of 38.25 cents per gallon. Since the Company's price is fixed for these gallons, changes in fuel prices would have no impact on the Company's future fuel expense related to these gallons. Therefore, there is no earnings or liquidity risk associated with these price swap agreements. The fair value of the price swap agreements is the estimated amount the Company would pay or receive to terminate the swap agreements. At December 31, 1999, a ten percent change in the price of heating oil would result in a $111,000 change in the current value of $422,000 which the Company would receive from termination of the swap agreements.

         The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.

Inflation and Fuel Costs

          Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. During the past three years, the most significant effects of inflation have been on revenue equipment prices, the compensation paid to drivers, and fuel prices. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company attempts to limit the effects of inflation through increases in freight rates and certain cost control efforts. The failure to obtain rate increases in the future could adversely affect profitability. High fuel prices also decrease the Company's profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company attempts to pass through increases in fuel prices to customers in the form of surcharges and higher rates, the fuel price increases are not fully recovered. The recent increases in fuel prices will not be fully offset through surcharges and higher rates.(*)

Seasonality

         In the trucking industry results of operations show a seasonal pattern because customers generally reduce shipments during the winter season, and the Company experiences some seasonality due to the open, flatbed nature of the majority of its trailers. The Company at times has experienced delays in meeting its shipment schedules as a result of severe weather conditions, particularly during the winter months. In addition, the Company's operating expenses have been higher in the winter months due to decreased fuel efficiency and increased maintenance costs in colder weather.

Year 2000

         To date, the Company's information and non information systems have experienced no adverse impact from the transition to the Year 2000. In addition, the Company is not aware of any material Year 2000 related issues with any of its shippers, suppliers, or other third parties with whom it has business relationships. Through December 31, 1999, the Company spent approximately $150,000 to address Year 2000 issues. The Company does not expect to incur any significant additional costs relating to Year 2000 issues.

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

         Resale of Used Revenue Equipment. The Company historically has recognized a gain on the sale of its revenue equipment. The market for used equipment weakened dramatically in late 1999 and into 2000. If the resale value of the Company's revenue equipment were to remain low or decline, the Company could find it necessary to dispose its equipment at a lower gain or a loss, or retain some of its equipment longer, with a resulting increase in operating expenses.

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

         Acquisitions. A significant portion of the Company's growth since June 1995 has occurred through acquisitions. In 2000, management intends to concentrate on improving the profitability of its current operations and may not pursue additional acquisitions as aggressively. Accordingly, the Company's revenue growth rate may suffer.






--------------------

(*) May contain "forward-looking" statements.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of earnings, cash flows, stockholders' equity, and notes related thereto, are included at pages 20 to 34 of this report. The supplementary quarterly financial data follows:


                                                                      Quarterly Financial Data
                                                         (Dollars in thousands, except earnings per share)
                                                 ------------------------------------------------------------------
                                                 First Quarter    Second Quarter   Third Quarter   Fourth Quarter
                                                      1999             1999            1999            1999
                                                 -------------- ------------------ -------------- -----------------

Operating revenue................................$       47,295 $           51,117 $       50,043 $          48,490
Earnings from operations.........................         3,150              3,883          1,959             1,471
Earnings before income taxes.....................         2,237              2,952          1,035               524
Income taxes.....................................           933              1,230            425               234
Net earnings.....................................         1,304              1,722            610               290
Basic and diluted earnings per share.............$         0.26 $             0.34 $         0.12 $            0.06



                                                 First Quarter    Second Quarter    Third Quarter    Fourth Quarter
                                                      1998             1998            1998               1998
                                                 -------------- ------------------ --------------   ---------------
Operating revenue................................$       33,391  $          40,835 $       42,424   $        44,725
Earnings from operations.........................         2,493              2,396          3,528             3,651
Earnings before income taxes.....................         1,988              1,719          2,743             2,653
Income taxes.....................................           845                698          1,139             1,092
Net earnings.....................................         1,143              1,021          1,604             1,561
Basic and diluted earnings per share.............$         0.23 $             0.20 $         0.32   $          0.31

As a result of rounding, the total of the four quarters may not equal the Company's results for the full year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 1999, involving a change of accountants or disagreements on accounting and financial disclosure.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information respecting executive officers and directors set forth under the captions "Election of Directors; Information Concerning Directors and Executive Officers" on page 3 and 4 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of the Registrant's Proxy Statement for the 1999 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement") is incorporated by reference.

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

                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements.

         The Company's audited financial statements are set forth at the following pages of this report:


                                                                            Page
Independent Auditors' Report..............................................    20
Consolidated Balance Sheets...............................................    21
Consolidated Statements of Earnings.......................................    23
Consolidated Statements of  Stockholders' Equity..........................    24
Consolidated Statements of Cash Flows.....................................    25
Notes to Consolidated Financial Statements................................    27

         2.       Financial Statement Schedules.

         Financial statement schedules are not required because all required information is included in the financial statements.

         3.       Exhibits

         See list under Item 14(c) below, with management compensatory plans and arrangements being listed under 10.2, 10.3, and 10.5.

(b)      Reports on Form 8-K

         None

(c)      Exhibits

Exhibit                                          Description
Number

2.1        +++                 Asset Purchase Agreement dated February 20, 1998,
                               by and among Smithway Motor Xpress, Inc., East
                               West Motor Express,  Inc., and Darwyn and David
                               Stebbins.

2.2        +++++               Asset Purchase Agreement dated September 23,1998,
                               by and among  Smithway Motor  Xpress,  Inc., JHT,
                               Inc.,  JHT LOGISTICS,  INC., Bass Brook Truck
                               Service, Inc., and JERDON TERMINAL HOLDINGS, LLC.

2.3        +++++               First Amendment to Asset Purchase Agreement dated
                               October 29, 1998, by and among Smithway Motor
                               Xpress, Inc., JHT, Inc., JHT LOGISTICS, INC.,
                               Bass Brook Truck Service, Inc., and JERDON
                               TERMINAL HOLDINGS, LLC.

2.4        *                   Second Amendment to Asset Purchase Agreement
                               dated October 30, 1998, by and among Smithway
                               Motor Xpress, Inc., JHT,Inc., JHT LOGISTICS,INC.,
                               Bass Brook Truck Service, Inc., and JERDON
                               TERMINAL HOLDINGS, LLC.

3.1        +                   Articles of Incorporation.

3.2        +                   Bylaws.

4.1        +                   Articles of Incorporation.

4.2        +                   Bylaws.

10.1       +                   Outside Director Stock Plan dated March 1, 1995.

10.2       +                   Incentive Stock Plan adopted March 1, 1995.

10.3       +                   401(k) Plan adopted August 14, 1992, as amended.

10.4       +                   Form of Agency Agreement between Smithway Motor
                               Xpress,Inc.and its independent commission agents.

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

10.9       ++++                First  Amendment  to Credit  Agreement  dated
                               March 1, 1998, between  Smithway Motor Xpress
                               Corp.,as Guarantor, Smithway Motor Xpress, Inc., as Borrower, and LaSalle National Bank.

10.10      ++++                Second  Amendment to Credit  Agreement dated
                               March 15, 1998, between Smithway  Motor Xpress
                               Corp.,as Guarantor, Smithway Motor Xpress, Inc., as Borrower, and LaSalle National Bank.

10.11      +++++               Asset Purchase Agreement dated September 23,
                               1998, by and among Smithway Motor  Xpress,  Inc.,
                               JHT, Inc., JHT LOGISTICS,  INC., Bass Brook Truck
                               Service, Inc., and JERDON TERMINAL HOLDINGS, LLC.

10.12      +++++               First Amendment to Asset Purchase Agreement dated
                               October 29, 1998, by and among Smithway Motor
                               Xpress, Inc., JHT, Inc., JHT LOGISTICS, INC.,
                               Bass Brook Truck Service, Inc., and JERDON
                               TERMINAL HOLDINGS, LLC.

10.13      *                   Second Amendment to Asset Purchase Agreement
                               dated October 30, 1998, by and among Smithway
                               Motor Xpress, Inc.,JHT, Inc.,JHT LOGISTICS, INC.,
                               Bass Brook Truck Service, Inc., and JERDON
                               TERMINAL HOLDINGS, LLC.

10.14      *                   Third Amendment to Credit Agreement dated October
                               30, 1998, between Smithway Motor Xpress Corp., as
                               Guarantor, Smithway Motor Xpress, Inc.,
                               as Borrower,and LaSalle National Bank, as Lender.

10.15      **                  Amendment No. 2 to Smithway Motor Xpress Corp.
                               Incentive Stock Plan, adopted May 7, 1999.

10.16      ***                 Fourth Amendment to Credit Agreement dated August
                               20, 1999, between Smithway Motor Xpress Corp., as
                               Guarantor, Smithway Motor Xpress, Inc., as
                               Borrower, and LaSalle National Bank.

10.17      #                   Fifth Amendment to Credit Agreement dated
                               December 17, 1999, between Smithway Motor Xpress
                               Corp., as Guarantor, Smithway Motor Xpress, Inc., as Borrower, and LaSalle National Bank.

21         #                   List of subsidiaries.

23         #                   Consent of KPMG LLP, independent auditors.

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

+++++ Incorporated by reference from the Company's Form 8-K. Commission File No. 000-20793, dated November 12, 1998.

* Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Commission File No. 000-20793, dated March 18, 1999.

** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999. Commission File No.000-20793, dated August 13, 1999.

*** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999. Commission File No. 000-20793, dated November 10, 1999.

#        Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SMITHWAY MOTOR XPRESS CORP.



Date: March 29, 2000                By:     /s/ William G. Smith
      --------------                        --------------------
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


Signature                   Position                              Date
---------                   --------                              ----
/s/ William G. Smith        Chairman of the Board, President,     March 29, 2000
--------------------        and Chief Executive Officer;
William G. Smith            Director (principal executive officer)

/s/ G. Larry Owens          Executive Vice President, Chief       March 29, 2000
------------------          Operating Officer, and Chief Financial
G. Larry Owens              Officer; Director

/s/ Michael E. Oleson       Treasurer and Chief Accounting        March 29, 2000
---------------------       Officer(principal financial and
Michael E. Oleson           accounting officer)

/s/ Herbert D. Ihle         Director                              March 29, 2000
-------------------
Herbert D. Ihle

/s/ Robert  E. Rich         Director                              March 29, 2000
-------------------
Robert E. Rich

/s/ Terry G. Christenberry  Director                              March 29, 2000
--------------------------
Terry G. Christenberry

                       Independent Auditors' Report


To the Stockholders and Board of Directors of Smithway Motor Xpress Corp.:

      We have audited the accompanying consolidated balance sheets of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP
                                   /s/KPMG LLP

Des Moines, Iowa
February 3, 2000

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                         December 31,
                                                                              -------------------------------------
                                                                                     1998               1999
                                                                              ------------------ ------------------

                                    ASSETS
Current assets:
  Cash and cash equivalents...................................................$            1,276 $              685
  Receivables:
    Trade (note 4)............................................................            15,481             17,928
    Other.....................................................................             1,366              1,599
    Recoverable income taxes..................................................               270              1,021
  Inventories.................................................................             1,537              1,611
  Deposits, primarily with insurers (note 11)                                                391                281
  Prepaid expenses............................................................             1,110                579
  Deferred income taxes (note 5)..............................................               510              1,111
                                                                              ------------------ ------------------
         Total current assets.................................................            21,941             24,815
                                                                              ------------------ ------------------
Property and equipment (note 4):
  Land........................................................................               881              1,081
  Buildings and improvements..................................................             6,147              6,865
  Tractors....................................................................            60,915             74,004
  Trailers....................................................................            39,194             42,054
  Other equipment.............................................................             6,269              6,765
                                                                              ------------------ ------------------
                                                                                         113,406            130,769
  Less accumulated depreciation...............................................            26,269             36,464
                                                                              ------------------ ------------------
         Net property and equipment...........................................            87,137             94,305
                                                                              ------------------ ------------------
Intangible assets, net (note 2)...............................................             5,892              5,650
Other assets..................................................................               524                244
                                                                              ------------------ ------------------
                                                                              $          115,494 $          125,014
                                                                              ================== ==================




          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                          December 31,
                                                                              -------------------------------------
                                                                                     1998               1999
                                                                              ------------------ ------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (note 4)...............................$            8,124 $            8,530
  Accounts payable............................................................             3,280              4,962
  Accrued compensation........................................................             1,714              2,436
  Accrued loss reserves (note 11).............................................             1,204              2,540
  Other accrued expenses......................................................               808              1,188
                                                                              ------------------ ------------------
         Total current liabilities............................................            15,130             19,656
Long-term debt, less current maturities (note 4)..............................            53,579             50,985
Deferred income taxes (note 5)................................................            11,380             14,865
                                                                              ------------------ ------------------
         Total liabilities....................................................            80,089             85,506
                                                                              ------------------ ------------------
Stockholders' equity (notes 7 and 8):
  Preferred stock (.01 par value; authorized 5 million shares; issued
                    none).....................................................                 -                  -
  Common stock:
    Class A (.01 par value; authorized 20 million shares;
                   issued 1998 - 4,015, 662; 1999 - 4,035, 989 shares)........                40                 40
    Class B (.01 par value; authorized 5 million shares;
                  issued 1 million shares)....................................                10                 10
  Additional paid-in capital..................................................            11,311             11,414
  Retained earnings...........................................................            24,118             28,044
  Reacquired shares, at cost (1998 - 13,885; 1999 - no shares)................               (74)                 -
                                                                              ------------------ ------------------
         Total stockholders' equity...........................................            35,405             39,508
                                                                              ------------------ ------------------
Commitments (notes 4, 10 and 11)..............................................
                                                                              ------------------ ------------------
                                                                              $          115,494 $          125,014
                                                                              ================== ==================


          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                  (Dollars in thousands, except per share data)


                                                                          Years ended December 31,
                                                          ---------------------------------------------------------
                                                                1997                1998                1999
                                                          -----------------  ------------------  ------------------
Operating revenue:
     Freight..............................................$        119,688   $          160,975  $          196,420
     Other................................................             429                  400                 525
                                                          -----------------  ------------------  ------------------
         Operating revenue................................         120,117              161,375             196,945
                                                          -----------------  ------------------  ------------------
Operating expenses:
     Purchased transportation.............................          47,095               66,495              79,735
     Compensation and employee benefits...................          26,904               38,191              49,255
     Fuel, supplies, and maintenance......................          15,965               19,738              23,754
     Insurance and claims.................................           2,206                2,745               4,212
     Taxes and licenses...................................           2,299                3,048               4,045
     General and administrative...........................           5,391                6,237               7,491
     Communications and utilities.........................           1,378                1,838               2,190
     Depreciation and amortization........................           7,880               11,015              15,800
                                                          -----------------  ------------------  ------------------
          Total operating expenses........................         109,118              149,307             186,482
                                                          -----------------  ------------------  ------------------
          Earnings from operations........................          10,999               12,068              10,463
Financial (expense) income
     Interest expense.....................................          (1,654)              (3,200)             (3,829)
     Interest income......................................             109                  235                 114
                                                          -----------------  ------------------  ------------------
          Earnings before income taxes....................           9,454                9,103               6,748
Income taxes (note 5).....................................           3,781                3,774               2,822
                                                          -----------------  ------------------  ------------------
          Net earnings....................................$          5,673   $            5,329  $            3,926
                                                          =================  ==================  ==================
Basic and diluted earnings per share (note 8).............$           1.13   $             1.06  $             0.78
                                                          =================  ==================  ==================



          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1997, 1998, and 1999
                             (Dollars in thousands)





                                                      Additional                                Total
                                          Common       paid-in       Retained     Reacquired   stockholders'
                                          stock        capital       earnings       shares      equity
                                       ---------------------------------------------------------------------
Balance at December 31, 1996             $        50 $     11,104  $      13,116 $        (77) $      24,193
Net earnings                                       -            -          5,673            -          5,673
Issuance of stock bonuses                          -           40              -            -             40
                                       ---------------------------------------------------------------------
Balance at December 31, 1997                      50       11,144         18,789          (77)        29,906
Net earnings                                       -            -          5,329            -          5,329
Issuance of stock bonuses                          -          165              -            -            165
Treasury stock reissued (519 shares)               -            2              -            3              5
                                       ---------------------------------------------------------------------
Balance at December 31, 1998                      50       11,311         24,118          (74)        35,405
Net earnings                                       -            -          3,926            -          3,926
Issuance of stock bonuses                          -           56              -            -             56
Treasury stock reissued for stock
bonuses (13,885 shares)                            -           47              -           74            121
                                       ---------------------------------------------------------------------
Balance at December 31, 1999             $        50 $     11,414  $      28,044 $           - $      39,508
                                      ======================================================================










          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                               Years ended December 31,
                                                                   ------------------------------------------------
                                                                        1997            1998             1999
                                                                   --------------   -------------   ---------------
Cash flows from operating activities:
  Net earnings.....................................................$        5,673   $       5,329   $         3,926
                                                                   --------------   -------------   ---------------
  Adjustments   to  reconcile   net  earnings  to  cash  provided
  by  operating  activities:
      Depreciation and amortization................................         7,880          11,015            15,800
      Deferred income taxes........................................         2,460           2,880             2,884
      Stock bonuses................................................            40             165               177
      Change in:
           Receivables.............................................        (1,154)         (4,546)           (3,431)
           Inventories.............................................          (326)           (107)              (74)
           Deposits, primarily with insurers.......................           151             379               110
           Prepaid expenses........................................          (264)            343               531
           Accounts payable and other accrued liabilities..........           450           1,050             4,120
                                                                   --------------   -------------   ---------------
            Total adjustments......................................         9,237          11,179            20,117
                                                                   --------------   -------------   ---------------
            Net cash provided by operating activities..............        14,910          16,508            24,043
                                                                   --------------   -------------   ---------------
Cash flows from investing activities:
  Payments  for acquisitions.......................................        (2,599)        (26,266)                -
  Purchase of property and equipment...............................          (357)        (12,865)          (18,342)
  Proceeds from sale of property and equipment.....................         1,317           2,592             3,478
  Other............................................................          (117)            (36)              130
                                                                   --------------   -------------   ---------------
            Net cash used in investing activities..................        (1,756)        (36,575)          (14,734)
                                                                   --------------   -------------   ---------------
Cash flows from financing activities:
  Proceeds from long-term debt.....................................        14,300          41,000                 -
  Principal payments on long-term debt.............................       (19,822)        (23,744)           (9,900)
  Borrowings on line of credit agreement...........................        44,670              -                 -
  Payments on line of credit agreement.............................       (49,160)             -                 -
  Other............................................................            -               5                 -
                                                                   --------------   -------------   ---------------
            Net cash (used in) provided by financing activities....       (10,012)         17,261            (9,900)
                                                                   --------------   -------------   ---------------
            Net increase (decrease) in cash and cash equivalents...         3,142          (2,806)             (591)
Cash and cash equivalents at beginning of year.....................           940           4,082             1,276
                                                                   --------------   -------------   ---------------
Cash and cash equivalents at end of year...........................$        4,082   $       1,276   $           685
                                                                   ==============   =============   ===============

          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                               Years ended December 31,
                                                                   ------------------------------------------------
                                                                        1997            1998             1999
                                                                   --------------   -------------   ---------------

Supplemental disclosure of cash flow information:
   Cash paid during year for:
          Interest.................................................$        1,455   $       3,262   $         3,806
          Income taxes.............................................           835           1,438               689
                                                                   ==============   =============   ===============

Supplemental schedules of noncash investing and financing activities:
   Notes payable issued for tractors and trailers..................$       20,594   $      11,780   $         7,712
   Issuance of stock bonuses.......................................            40             165               177
   Liability issued for intangible assets..........................             -           1,691                 -
                                                                   ==============   =============   ===============


Cash payments for acquisitions:
   Revenue equipment...............................................$        1,990   $      21,671   $             -
   Intangible assets...............................................           472           2,779                 -
   Land, buildings and other assets................................           137           1,816                 -
                                                                   --------------   -------------   ---------------
                                                                   $        2,599   $      26,266   $             -
                                                                   ==============   =============   ===============

          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


Note 1: Summary of Significant Accounting Policies

Operations

         Smithway Motor Xpress Corp. and subsidiaries (the Company) is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily in flatbed operations. It generally operates over short-to-medium traffic routes, serving shippers located predominantly in the central United States. The Company also operates in the southern provinces of Canada. Canadian revenues, based on miles driven, were approximately $339 and $667 for the years ended December 31, 1998 and 1999, respectively. The consolidated financial statements include the accounts of Smithway Motor Xpress Corp. and its three wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Customers

         The Company serves a diverse base of shippers. No single customer accounted for more than 10 percent of the Company's total operating revenues during any of the years ended December 31, 1997, 1998, and 1999. The Company's 10 largest customers accounted for approximately 23 percent, 26 percent, and 27 percent of the Company's total operating revenues during 1997, 1998, and 1999, respectively. The Company's largest concentration of customers is in the steel and building materials industries, which together accounted for approximately 51 percent, 46 percent, and 43 percent of the Company's total operating revenues in 1997, 1998, and 1999, respectively.

Drivers

         The Company faces intense industry competition in attracting and retaining qualified drivers and independent contractors. This competition from time to time results in the Company temporarily idling some of its revenue equipment or increasing the compensation the Company pays to its drivers and independent contractors.

Use of Estimates

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Cash and Cash Equivalents

         The Company considers interest-bearing instruments with maturity of three months or less at the date of purchase to be the equivalent of cash. At December 31, 1998 and 1999 cash equivalents consisted of $1,471 and $348 of commercial paper and United States Treasury bills.

Receivables

         Trade receivables are stated net of an allowance for doubtful accounts of $66 and $70 at December 31, 1998 and 1999, respectively. The financial status of customers is checked and monitored by the Company when granting credit. The Company routinely has significant dollar transactions with certain customers. At December 31, 1998 and 1999, no individual customer accounted for more than 10 percent of total trade receivables.

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

         Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Effective January 1, 1998, the Company changed its estimate of the life of these tires from two years to the life of the underlying revenue equipment. This change is in accordance with standard industry practice and was based on the Company's experience with the warranties and tread life of tires. The change was accounted for prospectively. The effect of this change on net earnings, during 1998, was an increase of $175. Replacement tires are expensed when placed in service.

Intangibles

         Intangible assets, primarily goodwill, are recorded at cost and are amortized using the straight-line method over periods ranging from 5 to 15 years. Accumulated amortization of $583 and $1,178, at December 31, 1998 and 1999, respectively, have been netted against these intangible assets. Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recover ability of goodwill will be impacted if estimated future operating cash flows are not achieved.
Revenue Recognition

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

Derivative Instruments

         The Company uses purchased options and futures contracts to hedge a portion of its anticipated fuel purchases. These derivative instruments are linked to heating oil which has a high correlation to diesel fuel. These derivative instruments meet the criteria for hedge accounting and are accounted for on this basis. The Company does not hold or issue options and futures contracts for trading purposes. Unrealized gains and losses related to qualifying hedges are deferred and recognized in income when the fuel purchases are made, or immediately if the commitment has been canceled.

          The Company also uses "floating to fixed" heating oil price swap agreements tolimit its exposure to potentially adverse fluctuations in fuel prices. As the fuel is purchased, the differential to be paid or received on the swap agreements is recognized as an adjustment to fuel, supplies, and maintenance expense in the consolidated statement of earnings.

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

Note 2:  Acquisitions

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

         In October 1998, the Company acquired tractors, trailers, and certain other assets owned or leased by JHT, Inc. of Cohasset, Minnesota. In exchange for these assets, the Company assumed and repaid approximately $10,200 in equipment financing secured by these assets and paid $813 to the former owners of the acquired assets. In addition, the Company agreed to pay $1,515 for goodwill and other intangible assets.

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

         In 1997, the Company acquired tractors, trailers, and certain other assets of Pirie Motor Freight, Inc. of Fort Dodge, Iowa and Royal Transport, Ltd. of Grand Rapids, Michigan. In exchange for these assets, the Company repaid approximately $1,929 in equipment financing secured by these assets and paid $179 to former owners and $516 for noncompete and consulting agreements. The effect of these transactions was not material to the consolidated financial statements.

         The above acquisitions were accounted for by the purchase method of accounting.

Note 3:  Financial Instruments

         SFAS 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1999, the carrying amounts of cash and cash equivalents, trade receivables, other receivables, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of those instruments. The fair value of the Company's long-term debt, including current maturities, was $59,236 at December 31, 1999, based upon estimated market rates.

         The Company uses derivative instruments including purchased options and futures contracts to hedge a portion of their anticipated fuel purchases. The Company does not hold these instruments with the objective of earning financial gains on price fluctuations alone, nor does it enter into derivative hedge instruments for which there are no underlying transaction related exposures. The notional amounts for options and futures contracts in place at December 31, 1998 and 1999 are 1.6 million gallons and -0- gallons, respectively. These options and futures contracts generally mature in less than one year. At December 31, 1998 and 1999 deferred unrealized losses were $140 and $-0-, respectively, based upon broker quoted prices.

         The   Company  has   also   entered   into  several "floating to fixed"
heating oil price swap agreements. At December 31, 1998 and 1999 the notional amount of the agreements was 7.5 and 1.8 million gallons, respectively, related specifically to 1999 and 2000 fuel purchases. At December 31, 1999, the fixed price in the agreements was 38.25 cents per gallon. Fair value of these swaps, based upon the estimated amount the Company would (pay) or receive upon terminating the agreements, was ($317) and $422 at December 31, 1998 and 1999, respectively.

Note 4:  Long-Term Debt

         Long-term debt includes a credit agreement, entered into during 1997, with an outstanding balance of $25,000 at December 31, 1998 and 1999. The agreement allows for borrowings up to the lesser of 85 percent of eligible accounts receivable and 75 percent of the net book value of unencumbered revenue equipment or $40,000. Borrowings under the agreement are secured by liens on revenue equipment, accounts receivable, and certain other assets, at December 31, 1999. The agreement, amended in 1999 to extend the expiration date to September 1, 2002, contains certain compliance covenants. The Company was in compliance with these covenants at December 31, 1998 and 1999. The weighted average interest rate on the outstanding balance is defined in the agreement and at December 31, 1998 and 1999 was 6.79 percent and 7.62 percent, respectively. The credit agreement also includes financing for letters of credit. At December 31, 1998 and 1999, the Company had letters of credit of $2,000 and $3,000 outstanding for self-insured amounts related to its insurance programs. (See note 11.) These letters of credit directly reduced the amount of potential borrowings available under the credit agreement.

         Long-term debt also includes equipment notes with balances of $35,444 and $34,080 at December 31, 1998 and 1999, respectively. Interest rates on the equipment notes range from 5.81 percent to 6.76 percent with maturities through 2004. The equipment notes are collateralized by the underlying equipment.

         At December 31, 1998 and 1999, long-term debt also includes future payments for intangible assets of $1,259 and $434, respectively.

         Future maturities on long-term debt for years ending December 31, are as follows: 2000, $8,530; 2001, $7,539; 2002, $34,892; 2003, $6,185; and 2004,
$2,369.

Note 5:  Income Taxes

         Income taxes consisted of the following components for the three years ended December 31:

                              1997                                      1998                                    1999
               -----------------------------------        ---------------------------------       ---------------------------------
                Federal       State       Total            Federal     State       Total           Federal     State       Total
               ----------  ----------- -----------        ---------- ----------  ----------       ---------- ----------  ----------

Current        $    1,082  $       239 $     1,321        $      805 $       89  $      894       $     (50) $     (12)  $     (62)
Deferred       $    2,016  $       444 $     2,460        $    2,304 $      576  $    2,880       $    2,422 $      462  $    2,884
               ----------  ----------- -----------        ---------- ----------  ----------       ---------- ----------  ----------
               $    3,098  $       683 $     3,781        $    3,109 $      665  $    3,774       $    2,372 $      450  $    2,822
               ==========  =========== ===========        ========== ==========  ==========       ========== ==========  ==========

         Total income tax expense differs from the amount of income tax expense computed by applying the normal United States federal income tax rate of 34 percent to income before income tax expense. The reasons for such differences are as follows:


                                                                  Years ended December 31,
                                                                  ------------------------
                                                          1997               1998              1999
                                                   ------------------ ------------------ -----------------

Computed "expected" income tax expense             $            3,214 $            3,095 $           2,294
State income tax expense net of federal benefit                   451                439               297
Permanent differences, primarily
   nondeductible portion of driver per diem and
   travel expenses
                                                                  230                234               291
Other                                                            (114)                 6               (60)
                                                   ------------------ ------------------ -----------------
                                                   $            3,781 $            3,774 $           2,822
                                                   ================== ================== =================



         Temporary differences between the financial statement basis of assets and liabilities and the related deferred tax assets and liabilities at December 31, 1998 and 1999, were as follows:





                                                                   1998              1999
                                                              -------------    ---------------

Deferred tax assets:
   Net operating loss carryforwards (expiring 2019)           $           -      $       2,197
   Alternative minimum tax (AMT) credit carryforwards                 1,783              1,773
   Accrued expenses                                                     650              1,187
   Other                                                                 96                134
                                                              -------------    ---------------
      Total gross deferred tax assets                                 2,529              5,291
                                                              -------------    ---------------
Deferred tax liabilities:
   Property and equipment                                           (13,399)           (19,045)
                                                              -------------    ---------------
      Net deferred tax liabilities                            $     (10,870)     $     (13,754)
                                                              =============    ===============



         The AMT credit carryforwards are available indefinitely to reduce future income tax liabilities to the extent they exceed AMT liabilities.

Note 6:  Stockholders' Equity

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

Note 7: Stock Plans

         The Company has reserved 25,000 shares of Class A common stock for issuance pursuant to an outside director stock option plan. The term of each option shall be six years from the grant date. Options vest on the first anniversary of the grant date. Exercise price of each stock option is 85 percent of the fair market value of the common stock on the date of grant.

         The Company has reserved 500,000 shares of Class A common stock for issuance pursuant to an incentive stock option plan. Any shares which expire unexercised or are forfeited become available again for issuance under the plan. Under this plan, no awards of incentive stock options may be made after December 31, 2004.

         The Company applied APB Opinion No. 25 in accounting for its stock option plans; and, accordingly, no compensation expense has been recognized in the consolidated financial statements. Had the Company determined compensation based on the fair value at the grant date for its outstanding stock options under SFAS 123, the effect on Company's net earnings and net earnings per common share for 1998 and 1999 would have been immaterial. The full impact of calculating compensation cost for stock options under SFAS 123 is reflected over the options' vesting period.

         A summary of stock option activity and weighted-average exercise prices follows:


                                                1997                         1998                           1999
                                      ------------------------    --------------------------    -----------------------------
                                                  Exercise                    Exercise                        Exercise
                                      Shares      price           Shares      price             Shares        price
                                      ----------- ------------    ----------- --------------    ------------  ---------------

Outstanding at beginning of year           88,000        $9.42        114,000          $9.25         149,000            $9.90

    Granted                                28,000         8.73         35,000          12.00           3,000             7.60

    Exercised                                   -            -              -              -               -                -

    Forfeited                              (2,000)        9.50              -              -               -                -

                                      ----------- ------------     ----------- -------------- -- ------------  ---------------
Outstanding at end of year                114,000        $9.25        149,000          $9.90         152,000            $9.85
                                      =========== ============     =========== ============== == ============  ===============
Options exercisable at end of year         48,700        $9.20         97,400          $9.21         106,800            $9.50
Weighted-average fair value of              $2.22                       $5.25                          $5.45
 options granted during the
 year

At December 31, 1999, the weighted-average remaining contractual life of the outstanding options was 5.99 years and the exercise prices ranged from $7.23 to $14.05 per share.

         The Company used the Black-Scholes option pricing model to determine the fair value of stock options for the years ended December 31, 1997, 1998, and 1999. The following assumptions were used in determining the fair value of these options: weighted-average risk-free interest rate, 6.12% in 1997, 5.46% in 1998, and 5.64% in 1999; weighted-average expected life, 5 years in 1997, 5 years in 1998 and 3 years in 1999; and weighted-average expected volatility, 21% in 1997, 41% in 1998, and 83% in 1999. There were no expected dividends.

         The Company has reserved 50,000 shares of Class A common stock for issuance pursuant to an independent contractor driver bonus plan. The Company awarded 3,211, 5,696 and 11,362 shares under the plan in 1997, 1998 and 1999, respectively.

         The Company also has a Class A common stock profit incentive plan under which the Company will set aside for delivery to certain participants the number of shares of Class A common stock having a market value on the distribution date equal to a designated percentage (as determined by the board of directors) of the Company's consolidated net earnings for the applicable fiscal year. In 1999, the Company awarded $59 to certain employees for which common stock will be issued in 2000. In 1998 and 1999 the Company issued 6,079 and 7,838 shares of Class A common stock, respectively, to participants in the plan.

         In 1996, the Company granted a common stock bonus of 2,254 shares of nonvested Class A common stock with a fair value of $8.88 on the grant date. During 1997, 1998 and 1999, 563, 564 and 1,127 shares, respectively, became vested and were issued by the Company.

Note 8:  Earnings per Share

         A summary of the basic and diluted earnings per share computations is presented below:


Years ended December 31                                                1997              1998               1999
                                                                 ----------------- ----------------- ------------------

Net earnings available to common  stockholders                   $           5,673 $           5,329 $            3,926
                                                                 ----------------- ----------------- ------------------
Basic weighted-average shares outstanding                                5,000,860         5,012,450          5,030,959
Effect of dilutive stock options                                            18,011            24,069              1,394
Effect of dilutive stock awards                                                376               221                  -
                                                                 ----------------- ----------------- ------------------
Diluted weighted-average shares outstanding                              5,019,247         5,036,740          5,032,353
                                                                 ================= ================= ==================
Basic earnings per share                                         $            1.13 $            1.06 $             0.78
                                                                 ================= ================= ==================
Diluted earnings per share                                       $            1.13 $            1.06 $             0.78
                                                                 ================= ================= ==================




Note 9:  Employees' Profit Sharing and Savings Plan

         The Company has an Employees' Profit Sharing and Savings Plan, which is a qualified plan under the provisions of Sections 401(a) and 501(a) of the Internal Revenue Code. Eligible employees are allowed to contribute up to a maximum of 15 percent of pretax compensation into the plan. Employers may make savings, matching, and discretionary contributions, subject to certain restrictions. During the years ended December 31, 1997, 1998, and 1999, Company contributions totaled $150, $152, and $330, respectively. The plan owns 450,852 shares of the Company's Class A common stock at December 31, 1999.

Note 10:  Lease Commitments

         The Company has entered into various noncancelable operating leases for transportation equipment and buildings which will expire over the next four years. Under the leases for transportation equipment, the Company is responsible for all repairs, maintenance, insurance, and all other operating expenses. Certain leases on transportation equipment require the Company to guarantee the residual value at the maturity of the lease at amounts varying from 10 percent to 20 percent of the original equipment cost. The maximum contingent liability under such leases is approximately $163 through 2001.

         Approximate future minimum lease payments under noncancelable operating leases as of December 31, 1999, totaled $197 and are payable as follows: 2000, $169 and 2001, $28.

         Rent charged to expense on the above leases, expired leases, and short-term rentals was $1,740 in 1997; $974 in 1998; and $389 in 1999.

Note 11:  Commitments and Contingent Liabilities

         The  Company's  insurance  program  for  personal  liability,  physical damage, workers' compensation, and cargo losses and damage involves self-insurance for losses up to $50 per claim, $50 per claim, $100 per claim, and $50 per claim, respectively. At December 31, 1998 and 1999, the Company had approximately $1,204 and $2,540, respectively, accrued for its estimated liability for incurred losses related to these programs. Losses in excess of the self-insured amount per claim are covered by insurance companies.

         The insurance companies require the Company to provide letters of credit to provide funds for payment of the self-insured amounts. At December 31, 1998 and 1999, the Company had a $2,000 and $3,000 letter of credit issued under the credit agreement described in note 4. In addition, funds totaling $201 and $256 were held by the insurance companies as deposits at December 31, 1998 and 1999, respectively.

         The Company's health insurance program is provided as an employee benefit for all eligible employees and contractors. The plan is self funded for losses up to $60 per covered member and has an aggregate excess loss cap of 125% of expected claims. At December 31, 1998 and 1999, the Company had approximately $325 and $730, respectively, accrued for its estimated liability related to these claims.

         The Company is also involved in certain legal actions and proceedings arising from the normal course of operations. Management believes that liability, if any, arising from such legal actions and proceedings will not have a material adverse effect on the financial position of the Company.

Note 12:  Transactions with Related Parties

         During the year ended December 31, 1998, the Company paid $150 for financial advisory services to an investment banking firm whose president is a member of the board of directors of the Company.

Note 13:  Quarterly Financial Data (Unaudited)

         Summarized quarterly financial data for the Company for 1998 and 1999 is as follows:



                                                 March 31           June 30          September 30         December 31
                                            -----------------  -----------------  ------------------  ------------------

1998
Operating revenue                                $ 33,391            $ 40,835           $ 42,424             $ 44,725
Earnings from operations                            2,493               2,396              3,528                3,651
Net earnings                                        1,143               1,021              1,604                1,561
Basic and diluted earnings per share                 0.23                0.20               0.32                 0.31

1999
Operating revenue                                $ 47,295            $ 51,117           $ 50,043             $ 48,490
Earnings from operations                            3,150               3,883              1,959                1,471
Net earnings                                        1,304               1,722                610                  290
Basic and diluted earnings per share                 0.26                0.34               0.12                 0.06

         As a result of rounding, the total of the four quarters may not equal the Company's results for the year.