Form 10-Q
period 2000-03-31
SMITHWAY MOTOR XPRESS CORP
filed 2000-05-08
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------


                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

                                YES  X  NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 5, 2000).

              Class A Common Stock, $.01 par value: 4,010,640 shares Class B Common Stock, $.01 par value: 1,000,000 shares

                                                 Exhibit Index is on Page 12-13.

                                     PART I
                              FINANCIAL INFORMATION


                                                                           PAGE
                                                                          NUMBER
Item 1. Financial Statements............................................. 3-7
        Condensed Consolidated Balance Sheets as of
          December 31, 1999 and March 31, 2000 (unaudited)............... 3-4
        Condensed Consolidated Statements of Earnings for the
          three months ended March 31, 1999 and 2000 (unaudited)......... 5
        Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 1999 and 2000 (unaudited)......... 6
        Notes to Condensed Consolidated Financial
          Statements (unaudited)......................................... 7
Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................. 8-11
Item 3. Quantitative and Qualitative Disclosures About Market Risks..... 11

                                     PART II
                                OTHER INFORMATION


 Item 1. Legal Proceedings................................................ 11
 Item 2. Changes in Securities and Use of Proceeds........................ 11
 Item 3. Defaults Upon Senior Securities.................................. 11
 Item 4. Submission of Matters to a Vote of Security Holders.............. 11
 Item 5. Other Information................................................ 11
 Item 6. Exhibits and Reports on Form 8-K................................. 12-13

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

                                                      PART I
                                               FINANCIAL INFORMATION


                                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)


                                                                                 December 31,        March 31,
                                                                                     1999               2000
                                                                              ------------------ ------------------
                                                                                                    (unaudited)

                                    Assets
Current assets:
   Cash and cash equivalents..................................................$              685 $              171
   Receivables:
      Trade...................................................................            17,928             21,406
      Other...................................................................             1,599              2,266
      Recoverable income taxes................................................             1,021                190
   Inventories................................................................             1,611              1,630
   Deposits, primarily with insurers..........................................               281                243
   Prepaid expenses...........................................................               579              1,692
   Deferred income taxes......................................................             1,111              1,091
                                                                              ------------------ ------------------
         Total current assets.................................................            24,815             28,689
                                                                              ------------------ ------------------
Property and equipment:
   Land.......................................................................             1,081              1,456
   Buildings and improvements.................................................             6,865              7,298
   Tractors...................................................................            74,004             75,595
   Trailers...................................................................            42,054             42,001
   Other equipment............................................................             6,765              6,871
                                                                              ------------------ ------------------
                                                                                         130,769            133,221
   Less accumulated depreciation..............................................            36,464             40,478
                                                                              ------------------ ------------------
         Net property and equipment...........................................            94,305             92,743
                                                                              ------------------ ------------------
Intangible assets, net........................................................             5,650              5,546
Other assets..................................................................               244                250
                                                                              ------------------ ------------------
                                                                              $          125,014 $          127,228
                                                                              ================== ==================





See accompanying notes to condensed consolidated financial statements.
                                                                          Page 3

                                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)


                                                                                 December 31,        March 31,
                                                                                     1999               2000
                                                                              ------------------ ------------------
                                                                                                    (unaudited)
                                       Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt.......................................$            8,530 $            8,093
   Accounts payable...........................................................             4,962              6,291
   Accrued compensation.......................................................             2,436              3,084
   Accrued loss reserves......................................................             2,540              2,489
   Other accrued expenses.....................................................             1,188                967
                                                                              ------------------ ------------------
         Total current liabilities............................................            19,656             20,924
Long-term debt, less current maturities.......................................            50,985             51,551
Deferred income taxes.........................................................            14,865             15,109
                                                                              ------------------ ------------------
         Total liabilities....................................................            85,506             87,584
                                                                              ------------------ ------------------
Stockholders' equity:
   Preferred stock............................................................                 -                  -
   Common stock:
      Class A.................................................................                40                 40
      Class B.................................................................                10                 10
   Additional paid-in capital.................................................            11,414             11,413
   Retained earnings..........................................................            28,044             28,282
   Reacquired shares, at cost.................................................                 -               (101)
                                                                              ------------------ ------------------
         Total stockholders' equity...........................................            39,508             39,644
                                                                              ------------------ ------------------
                                                                              $          125,014 $          127,228
                                                                              ================== ==================


See accompanying notes to condensed consolidated financial statements.
                                                                          Page 4

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                         Three months ended
                                                             March 31,
                                                       1999             2000
                                                  -------------   --------------
                                                                  <C
Operating revenue:
    Freight........................................$      47,206   $       50,579
    Other..........................................           89              169
                                                   -------------   --------------
        Operating revenue..........................       47,295           50,748
                                                   -------------   --------------
Operating expenses:
    Purchased transportation.......................       18,889           19,974
    Compensation and employee benefits.............       11,720           13,309
    Fuel, supplies, and maintenance................        5,518            7,264
    Insurance and claims...........................        1,240              798
    Taxes and licenses.............................          991              918
    General and administrative.....................        1,723            1,891
    Communications and utilities...................          578              526
    Depreciation and amortization..................        3,486            4,549
                                                   -------------   --------------
        Total operating expenses...................       44,145           49,229
                                                   -------------   --------------
             Earnings from operations..............        3,150            1,519
Financial (expense) income
    Interest expense...............................         (954)          (1,015)
    Interest income................................           41               17
                                                   -------------   --------------
             Earnings before income taxes..........        2,237              521
Income taxes.......................................          933              283
                                                   -------------   --------------
             Net earnings..........................$       1,304   $          238
                                                   =============   ==============
Basic and diluted earnings per common share........$        0.26             0.05
                                                   =============   ==============
Basic weighted average common shares outstanding...    5,020,892        5,020,464
    Common stock options and awards................          748                -
                                                   -------------   --------------
Diluted weighted average common shares outstanding.    5,021,640        5,020,464
                                                   =============   ==============




See accompanying notes to condensed consolidated financial statements.
                                                                          Page 5

                                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in thousands)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                          1999           2000
                                                                                     -------------- ---------------
Cash flows from operating activities:
  Net earnings.......................................................................$        1,304 $           238
                                                                                     -------------- ---------------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization....................................................         3,486           4,549
    Deferred income taxes............................................................           750             264
    Stock bonuses....................................................................            76              58
    Changes in:
      Receivables....................................................................        (3,628)         (4,145)
      Inventories....................................................................            10             (19)
      Deposits, primarily with insurers..............................................           (23)             38
      Prepaid expenses...............................................................          (844)         (1,113)
      Accounts payable and other accrued liabilities.................................         3,593           2,536
                                                                                     -------------- ---------------
       Total adjustments.............................................................         3,420           2,168
                                                                                     -------------- ---------------
       Net cash provided by operating activities.....................................         4,724           2,406
                                                                                     -------------- ---------------

Cash flows from investing activities:
  Purchase of property and equipment.................................................        (2,471)         (1,328)
  Proceeds from the sale of property and equipment...................................           891             200
  Other .............................................................................           100              (6)
                                                                                     -------------- ---------------
       Net cash used in investing activities.........................................        (1,480)         (1,134)
                                                                                     -------------- ---------------

Cash flows from financing activities:
  Proceeds from long-term debt.......................................................             -           5,700
  Principal payments on long-term debt...............................................        (2,986)         (7,326)
  Payments for reacquired shares.....................................................             -            (160)
                                                                                     -------------- ---------------
       Net cash used in financing activities.........................................        (2,986)         (1,786)
                                                                                     -------------- ---------------

       Net increase (decrease) in cash and cash equivalents..........................           258            (514)
Cash and cash equivalents at beginning of period.....................................         1,276             685
                                                                                     -------------- ---------------
Cash and cash equivalents at end of period...........................................$        1,534 $           171
                                                                                     ============== ===============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest......................................................................$          717 $           851
       Income taxes..................................................................            29            (812)
                                                                                     ============== ===============

Supplemental schedules of noncash investing and financing activities:
       Notes payable issued for tractors and trailers................................$        2,257 $         1,755
       Issuance of stock bonuses.....................................................            76              58
                                                                                     ============== ===============


See accompanying notes to condensed consolidated financial statements.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Basis of Presentation

     The condensed consolidated financial statements include the accounts of Smithway Motor Xpress Corp., a Nevada holding company, and its four wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements have been prepared, without audit, in accordance with generally accepted accounting principles, pursuant to the published rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Overview

     The Company's fiscal year ends on December31 of each year. Thus, this report discusses the first quarter of the Company's 1999 and 2000 fiscal years.

     The Company has expanded its operations substantially over the past three years through a combination of internal growth and acquisitions. For the three months ended March 31, 2000, operating revenue increased 7.3% to $50.7 million from $47.3 million during the same quarter in 1999. Net earnings were $238,000, or $0.05 per diluted share, compared with $1.3 million, or $0.26 per diluted share, during the 1999 quarter.

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

     The following table sets forth the percentage relationship of certain items to operating revenue for the three months ended March 31, 1999 and 2000:

                                                                  Three Months Ended
                                                                       March 31,
                                                                  1999           2000
                                                              -----------    -----------
Operating revenue.........................................        100.0%         100.0%
Operating expenses
  Purchased transportation................................         39.9           39.4
  Compensation and employee benefits......................         24.8           26.2
  Fuel, supplies, and maintenance.........................         11.7           14.3
  Insurance and claims....................................          2.6            1.6
  Taxes and licenses......................................          2.1            1.8
  General and administrative..............................          3.6            3.7
  Communications and utilities............................          1.2            1.0
  Depreciation and amortization...........................          7.4            9.0
                                                               -----------    -----------
    Total operating expenses..............................         93.3           97.0
                                                               -----------    -----------
Earnings from operations..................................          6.7            3.0
Interest expense (net)....................................         (1.9)          (2.0)
                                                               -----------    -----------
Earnings before income taxes..............................          4.8            1.0
Income taxes..............................................          2.0            0.6
                                                               -----------    -----------
Net earnings..............................................          2.8%           0.5%
                                                               ===========    ===========


Comparison of three months ended March 31, 2000 with three months ended March 31, 1999

     Operating revenue increased $3.5 million (7.3%) to $50.7 million during the 2000 quarter from $47.3 million during the 1999 quarter. A substantial increase in fuel surcharge revenue, a slight increase in freight rates, and expanded business with existing customers contributed to the Company's revenue growth. Weighted average tractors increased slightly to 1,538 during the 2000 quarter from 1,529 during the 1999 quarter. Average revenue per tractor per week (excluding revenue from brokerage operations) increased to $2,323 during the 2000 quarter from $2,225 during the 1999 quarter, primarily due to an increase in revenue per loaded mile, net of surcharges, to $1.33 in the 2000 quarter from $1.31 in the 1999 quarter.

     Purchased transportation increased $1.1 million (5.7%) to $20.0 million in the 2000 quarter from $18.9 million in the 1999 quarter primarily due to the payment of fuel surcharges to independent contractors. As a percentage of revenue, purchased transportation decreased to 39.4% of revenue in the 2000 quarter from 39.9% in the 1999 quarter. This reflects a decrease in the percentage of the Company's fleet supplied by independent contractors which was partially offset by an increase in the percentage of revenue paid to the independent contractors for fuel surcharges.

     Compensation and employee benefits increased $1.6 million (13.6%) to $13.3 million in the 2000 quarter from $11.7 million in the 1999 quarter. As a percentage of revenue, compensation and employee benefits increased to 26.2% of revenue in the 2000 quarter from 24.8% in the 1999 quarter. The increase was primarily attributable to the increase in the per-mile wage paid to flatbed drivers which occurred in the fourth quarter of 1999.

     Fuel, supplies, and maintenance increased $1.7 million (31.6%) to $7.3 million in the 2000 quarter from $5.5 million in the 1999 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 14.3% of revenue for the 2000 quarter compared with 11.7% for the 1999 quarter. This was the result of a 44% increase in average fuel costs to $1.38 per gallon during the 2000 quarter from $0.96 per gallon during the 1999 quarter, which was partially offset by fuel hedging transactions. The Company is attempting to recover increases in fuel prices through fuel surcharges and higher rates, however, recent fuel price increases will not be fully offset through these measures. Going forward, the Company's fuel hedging positions cover less fuel than in 1999 and expire in June 2000.

     Insurance and claims decreased $442,000 (35.6%) to $798,000 in the 2000 quarter from $1.2 million in the 1999 quarter. As a percentage of revenue, insurance and claims decreased to 1.6% of revenue for the 2000 quarter compared with 2.6% for the 1999 quarter. The decrease was attributable to a decrease in liability and physical damage claims paid and reserved.

     Taxes and licenses decreased $73,000 (7.4%) to $918,000 in the 2000 quarter from $991,000 in the 1999 quarter reflecting a decrease in the number of shipments requiring special permits during the 2000 quarter. As a percentage of revenue, taxes and licenses decreased slightly to 1.8% of revenue for the 2000 quarter compared with 2.1% for the 1999 quarter.

     General and administrative expenses increased $168,000 (9.8%) to $1.9 million in the 2000 quarter from $1.7 million in the 1999 quarter. As a percentage of revenue, general and administrative expenses remained essentially constant at 3.7% of revenue in the 2000 quarter and 3.6% in the 1999 quarter.

     Communications and utilities decreased $52,000 (9.0%) to $526,000 in the 2000 quarter from $578,000 in the 1999 quarter. As a percentage of revenue, communications and utilities decreased slightly to 1.0% of revenue for the 2000 quarter compared with 1.2% for the 1999 quarter due to renegotiated long distance telephone service contracts.

     Depreciation and amortization increased $1.1 million (30.5%) to $4.5 million in the 2000 quarter from $3.5 million in the 1999 quarter. As a percentage of revenue, depreciation and amortization increased to 9.0% of revenue in the 2000 quarter from 7.4% in the 1999 quarter reflecting lower gains on sales of equipment, a larger fleet of Company-owned tractors and trailers, which increased the cost of equipment being depreciated, and an increase in the number of Company-owned tractors, trailers, and satellite communications units financed with debt rather than operating leases.

     Interest expense (net) increased $85,000 (9.3%) to $998,000 in the 2000 quarter from $913,000 in the 1999 quarter. As a percentage of revenue, interest expense (net) remained essentially constant at 2.0% of revenue in the 2000 quarter and 1.9% in the 1999 quarter.

     As a result of the foregoing, the Company's pretax margin decreased to 1.0% in the 2000 quarter from 4.8% in the 1999 quarter.

     The Company's effective tax rate was 54.3% for the 2000 quarter and 41.7% for the 1999 quarter. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's pretax earnings. At the Company's low earnings level for the quarter, nondeductible per diem travel expenses comprised a larger portion of pretax earnings, effectively increasing the tax rate during the quarter.

     As a result of the factors described above, net earnings decreased to $238,000 (0.5% of revenue) in the 2000 quarter from $1.3 million (2.8% of revenue) in the 1999 quarter.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment that the Company has financed in recent years with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, and equipment leases from third-party lessors. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely Company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. Management believes that its sources of liquidity are adequate to meet its currently anticipated working capital requirements, capital expenditures, and other needs at least through 2000.(*)

     Net cash provided by operating activities was $2.4 million for the three months ended March 31, 2000. The primary sources of cash from operations were net earnings of $238,000 increased by $4.5 million in depreciation and amortization, and a $2.5 million increase in accounts payable and other accrued liabilities. The Company's principal uses of cash from operations are to service debt and internally finance accounts receivable associated with growth in the business. Customer accounts receivable increased $4.1 million for the three months ended March 31, 2000. The average age of the Company's accounts receivable was approximately 35.6 days for the 2000 period versus 32.8 days for the 1999 period.

     Net cash used in investing activities of $1.1 million in the 2000 period related primarily to purchases, sales, and trades of revenue equipment. The
Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $19 million during the remaining nine months of 2000. Such projected capital expenditures will be funded with a combination of cash flow from operations, borrowings, and operating leases. The Company continues to evaluate the need to expand its present headquarters facility and may incur a portion of the expansion costs in 2000. The size and cost of the possible expansion has not yet been determined. The Company's projected capital expenditures do not include any amount for this possible expansion.(*)

     Net cash used in financing activities of $1.8 million for the three months ended March 31, 2000, consisted primarily of principal payments, net of borrowings, made under the Company's long-term debt obligations.

     At March 31, 2000, the Company had outstanding long-term debt (including current maturities) of approximately $59.6 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $33.4 million consisted of borrowings from financial institutions and equipment manufacturers, $26 million represented the amount drawn under the Company's revolving credit facility, and $205,000 represented future payments for purchases of intangible assets. Interest rates on this debt range from 5.81% to 8.5% with maturities through 2005.

     At March 31, 2000, the revolving credit facility provided for borrowings of up to $40.0 million, based upon certain accounts receivable and revenue equipment values. Based upon the borrowing levels at March 31, 2000, the Company had $12.0 million of remaining borrowing capacity under this credit facility. The interest rate under the credit facility is currently 1.5% plus the LIBOR rate for the corresponding period. The credit facility is secured and contains covenants that impose certain minimum financial ratios and limit additional liens, the size of certain mergers and acquisitions, dividends, and other matters. The Company was in compliance with the terms of the credit facility at March 31, 2000.

Year 2000

     To date, the Company's information and non information systems have experienced no adverse impact from the transition to the Year 2000. In addition, the Company is not aware of any material Year 2000 related issues with any of its shippers, suppliers, or other third parties with whom it has business relationships. The Company does not expect to incur any significant additional costs relating to Year 2000 issues.(*)

Quantitative and Qualitative Disclosures About Market Risks

     The Company is exposed to market risks from changes in (i) certain interest rates on its debt and (ii) certain commodity prices.

Interest Rate Risk

     The revolving credit facility, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.5%. This variable interest exposes the Company to the risk that interest rates may rise. Most of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At March 31, 2000, approximately 52.6% of the Company's debt carries a variable interest rate and the remainder is fixed.

Commodity Price Risk

     The Company uses derivative instruments, including heating oil price swap agreements, to reduce a portion of its exposure to fuel price fluctuations. Since the Company's price is fixed for these agreements, changes in fuel prices would have no impact on the Company's future fuel expense related to these price swap agreements. Therefore, there is no earnings or liquidity risk associated with these price swap agreements.

     The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.

     Through March 31, 2000, there have been no material changes in the amount or nature of the Company's derivative instruments. All of the Company's fuel hedging agreements expire by June 30, 2000.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         No reportable events or material changes occurred during the quarter for which this report is filed.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.


 Exhibit                Description
 Number

2.1        ++++         Asset Purchase Agreement dated September 23, 1998, by
                        and among  Smithway  Motor Xpress,  Inc.,  JHT,
                        Inc.,  JHT LOGISTICS,  INC., Bass Brook Truck
                        Service, Inc., and JERDON TERMINAL HOLDINGS, LLC.
2.2        ++++         First Amendment to Asset Purchase Agreement dated
                        October 29, 1998, by and among Smithway Motor Xpress,
                        Inc., JHT, Inc., JHT LOGISTICS, INC., Bass Brook
                        Truck Service, Inc., and JERDON TERMINAL HOLDINGS, LLC.
2.3        *            Second Amendment to Asset Purchase Agreement dated
                        October 30, 1998, by and among Smithway Motor Xpress,
                        Inc., JHT, Inc., JHT LOGISTICS, INC., Bass Brook Truck
                        Service, Inc., and JERDON TERMINAL HOLDINGS, LLC.
3.1        +            Articles of Incorporation.
3.2        +            Bylaws.
4.1        +            Articles of Incorporation.
4.2        +            Bylaws.
10.1       +            Outside Director Stock Plan dated March 1, 1995.
10.2       +            Incentive Stock Plan adopted March 1, 1995.
10.3       +            401(k) Plan adopted August 14, 1992, as amended.
10.4       +            Form of Agency Agreement between Smithway Motor Xpress,
                        Inc. and its independent commission agents.
10.5       +            Memorandum of officer incentive compensation policy.
10.6       +            Form of Independent Contractor Agreement between
                        Smithway  Motor Xpress, Inc. and its independent
                        contractor providers of tractors.
10.7       ++           Credit  Agreement  dated  September  3,  1997,
                        between Smithway  Motor Xpress Corp., as Guarantor,
                        Smithway Motor  Xpress, Inc., as Borrower, and
                        LaSalle National Bank.
10.8       +++          First  Amendment  to Credit  Agreement  dated March 1,
                        1998,  between  Smithway Motor Xpress Corp.,  as
                        Guarantor,  Smithway  Motor  Xpress,  Inc.,  as
                        Borrower,  and LaSalle National Bank.
10.9       +++          Second  Amendment to Credit  Agreement dated March 15,
                        1998,  between  Smithway Motor Xpress Corp.,  as
                        Guarantor, Smithway  Motor  Xpress,  Inc.,  as
                        Borrower,  and LaSalle National Bank.
10.10      ++++         Asset Purchase Agreement dated September 23, 1998, by
                        and among  Smithway  Motor Xpress, Inc., JHT, Inc.,
                        JHT LOGISTICS,  INC., Bass Brook Truck Service, Inc.,
                        and JERDON TERMINAL HOLDINGS, LLC.
10.11      ++++         First Amendment to Asset Purchase Agreement dated
                        October 29, 1998, by and among Smithway Motor Xpress,
                        Inc., JHT, Inc., JHT LOGISTICS, INC., Bass Brook Truck
                        Service, Inc., and JERDON TERMINAL HOLDINGS, LLC.

10.12      *            Second Amendment to Asset Purchase Agreement dated
                        October 30, 1998, by and among Smithway Motor Xpress,
                        Inc., JHT, Inc., JHT LOGISTICS, INC., Bass Brook Truck
                        Service, Inc., and JERDON TERMINAL HOLDINGS, LLC.
10.13      *            Third Amendment to Credit Agreement dated October 30,
                        1998, between Smithway Motor Xpress Corp.,
                        as Guarantor, Smithway Motor Xpress, Inc., as Borrower,
                        and LaSalle National Bank, as Lender.
10.14      **           Amendment No. 2 to Smithway Motor Xpress Corp.
                        Incentive Stock Plan, adopted May 7, 1999.
10.15      ***          Fourth Amendment to Credit Agreement dated August 20,
                        1999, between Smithway Motor Xpress Corp., as
                        Guarantor, Smithway Motor Xpress, Inc., as Borrower,
                        and LaSalle National Bank.
10.16      ****         Fifth Amendment to Credit Agreement dated December 17,
                        1999, between Smithway Motor Xpress Corp., as
                        Guarantor, Smithway Motor Xpress, Inc., as Borrower,
                        and LaSalle National Bank.
10.17      #            1997 Profit Incentive Plan, adopted May 8, 1997.
27         #            Financial Data Schedule.

________________

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

++++ Incorporated by reference from the Company's Form 8-K. Commission File No. 000-20793, dated November 12, 1998.

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

**** Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Commission File No. 000-20793, dated March 29, 2000.

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

                                         SMITHWAY MOTOR XPRESS CORP.,
                                         a Nevada corporation


Date: May 5, 2000                        By: /s/Michael E. Oleson
                                         Michael E. Oleson
                                         Treasurer and Chief Accounting Officer