Form 10-Q
period 2000-06-30
SMITHWAY MOTOR XPRESS CORP
filed 2000-08-14
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------


                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________  to _____________

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

                                  YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 4, 2000).

             Class A Common Stock, $.01 par value: 4,033,992 shares Class B Common Stock, $.01 par value: 1,000,000 shares


                                                 Exhibit Index is on Page 14-15.

                                     PART I
                              FINANCIAL INFORMATION


                                                                           PAGE
                                                                          NUMBER
Item 1.  Financial Statements............................................. 3-7
         Condensed Consolidated Balance Sheets as of
           December 31, 1999 and June 30, 2000  (unaudited)............... 3-4
         Condensed Consolidated Statements of Earnings for the
           three and six months ended June 30, 1999 and 2000 (unaudited).. 5 Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1999 and 2000 (unaudited)............ 6
         Notes to Condensed Consolidated Financial
           Statements (unaudited)......................................... 7
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................ 8-12
Item 3.  Quantitative and Qualitative Disclosures About Market Risks...... 12

                                     PART II
                                OTHER INFORMATION


 Item 1. Legal Proceedings................................................ 13
 Item 2. Changes in Securities and Use of Proceeds........................ 13
 Item 3. Defaults Upon Senior Securities.................................. 13
 Item 4. Submission of Matters to a Vote of Security Holders.............. 13
 Item 5. Other Information................................................ 13
 Item 6. Exhibits and Reports on Form 8-K................................. 14-15

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

                                     PART I
                              FINANCIAL INFORMATION


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,         June 30,
                                                                                     1999               2000
                                                                              ------------------ ------------------
                                                                                                    (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents..................................................$              685 $              404
   Receivables:
      Trade...................................................................            17,928             20,969
      Other...................................................................             1,599              2,090
      Recoverable income taxes................................................             1,021                184
   Inventories................................................................             1,611              1,641
   Deposits, primarily with insurers..........................................               281                246
   Prepaid expenses...........................................................               579                929
   Deferred income taxes......................................................             1,111              1,038
                                                                              ------------------ ------------------
         Total current assets.................................................            24,815             27,501
                                                                              ------------------ ------------------
Property and equipment:
   Land.......................................................................             1,081              1,462
   Buildings and improvements.................................................             6,865              7,302
   Tractors...................................................................            74,004             79,585
   Trailers...................................................................            42,054             42,397
   Other equipment............................................................             6,765              7,093
                                                                              ------------------ ------------------
                                                                                         130,769            137,839
   Less accumulated depreciation..............................................            36,464             43,804
                                                                              ------------------ ------------------
         Net property and equipment...........................................            94,305             94,035
                                                                              ------------------ ------------------
Intangible assets, net........................................................             5,650              5,452
Other assets..................................................................               244                249
                                                                              ------------------ ------------------
                                                                              $          125,014 $          127,237
                                                                              ================== ==================



See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,         June 30,
                                                                                     1999               2000
                                                                              ------------------ ------------------
                                                                                                    (unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.......................................$            8,530 $            8,444
   Accounts payable...........................................................             4,962              6,691
   Accrued compensation.......................................................             2,436              2,951
   Accrued loss reserves......................................................             2,540              2,333
   Other accrued expenses.....................................................             1,188                759
                                                                              ------------------ ------------------
         Total current liabilities............................................            19,656             21,178
Long-term debt, less current maturities.......................................            50,985             51,135
Deferred income taxes.........................................................            14,865             15,196
                                                                              ------------------ ------------------
         Total liabilities....................................................            85,506             87,509
                                                                              ------------------ ------------------
Stockholders' equity:
   Preferred stock............................................................                 -                  -
   Common stock:
      Class A.................................................................                40                 40
      Class B.................................................................                10                 10
   Additional paid-in capital.................................................            11,414             11,396
   Retained earnings..........................................................            28,044             28,289
   Reacquired shares, at cost.................................................                 -                 (7)
                                                                              ------------------ ------------------
         Total stockholders' equity...........................................            39,508             39,728
                                                                              ------------------ ------------------
                                                                              $          125,014 $          127,237
                                                                              ================== ==================



See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                          Three months ended                Six months ended
                                                               June 30,                         June 30,
                                                        1999             2000            1999             2000
                                                    -------------    -------------   -------------   --------------
Operating revenue:
    Freight.........................................$      50,888    $      50,942   $      98,094   $      101,521
    Other...........................................          229              152             318              321
                                                    -------------    -------------   -------------   --------------
        Operating revenue...........................       51,117           51,094          98,412          101,842
                                                    -------------    -------------   -------------   --------------
Operating expenses:
    Purchased transportation........................       20,655           20,275          39,544           40,249
    Compensation and employee benefits..............       12,283           13,085          24,003           26,394
    Fuel, supplies, and maintenance.................        6,150            7,345          11,668           14,609
    Insurance and claims............................          765            1,104           2,005            1,902
    Taxes and licenses..............................          976            1,030           1,967            1,948
    General and administrative......................        1,865            1,867           3,588            3,758
    Communications and utilities....................          566              540           1,144            1,066
    Depreciation and amortization...................        3,974            4,642           7,460            9,191
                                                    -------------    -------------   -------------   --------------
        Total operating expenses....................       47,234           49,888          91,379           99,117
                                                    -------------    -------------   -------------   --------------
             Earnings from operations...............        3,883            1,206           7,033            2,725
Financial (expense) income
    Interest expense................................         (959)          (1,062)         (1,913)          (2,077)
    Interest income.................................           28               26              69               43
                                                    -------------    -------------   -------------   --------------
             Earnings before income taxes...........        2,952              170           5,189              691
Income taxes........................................        1,230              163           2,163              446
                                                    -------------    -------------   -------------   --------------
             Net earnings...........................$       1,722    $           7   $       3,026   $          245
                                                    =============    =============   =============   ==============
Basic and diluted earnings per common share.........$        0.34    $        0.00   $        0.60   $         0.05
                                                    =============    =============   =============   ==============
Basic weighted average common shares
outstanding.........................................    5,030,931        5,019,805       5,025,940        5,020,134
    Common stock options and awards.................        2,022                -           1,386                -
                                                    -------------    -------------   -------------   --------------
Diluted weighted average common shares                  5,032,953        5,019,805       5,027,326        5,020,134
outstanding.........................................
                                                    =============    =============   =============   ==============



See accompanying notes to condensed consolidated financial statements.


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                          1999           2000
                                                                                     -------------- ---------------
Cash flows from operating activities:
  Net earnings.......................................................................$        3,026 $           245
                                                                                     -------------- ---------------
  Adjustments  to  reconcile  net  earnings to net cash  provided  by  operating activities:
    Depreciation and amortization....................................................         7,460           9,191
    Deferred income taxes............................................................         1,690             404
    Stock bonuses....................................................................           176             171
    Changes in:
      Receivables....................................................................        (4,452)         (3,532)
      Inventories....................................................................           (48)            (30)
      Deposits, primarily with insurers..............................................           158              35
      Prepaid expenses...............................................................          (348)           (350)
      Accounts payable and other accrued liabilities.................................         5,610           2,445
                                                                                     -------------- ---------------
       Total adjustments.............................................................        10,246           8,334
                                                                                     -------------- ---------------
       Net cash provided by operating activities.....................................        13,272           8,579
                                                                                     -------------- ---------------

Cash flows from investing activities:
  Purchase of property and equipment.................................................        (8,600)         (2,655)
  Proceeds from the sale of property and equipment...................................         1,696             619
  Other .............................................................................           117              (5)
                                                                                     -------------- ---------------
       Net cash used in investing activities.........................................        (6,787)         (2,041)
                                                                                     -------------- ---------------

Cash flows from financing activities:
  Proceeds from long-term debt.......................................................             -           6,700
  Principal payments on long-term debt...............................................        (5,154)        (13,323)
  Payments for reacquired shares.....................................................             -            (196)
                                                                                     -------------- ---------------
       Net cash used in financing activities.........................................        (5,154)         (6,819)
                                                                                     -------------- ---------------

       Net increase (decrease) in cash and cash equivalents..........................         1,331            (281)
Cash and cash equivalents at beginning of period.....................................         1,276             685
                                                                                     -------------- ---------------
Cash and cash equivalents at end of period...........................................$        2,607 $           404
                                                                                     ============== ===============

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
       Interest......................................................................$        1,704 $         2,125
       Income taxes..................................................................           197            (796)
                                                                                     ============== ===============

Supplemental schedules of noncash investing and financing activities:
       Notes payable issued for tractors and trailers................................$        3,834 $         6,687
       Issuance of stock bonuses.....................................................           176             171
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

Note 2. Effect of New Accounting Standards

   Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, will be effective for the Company for the year beginning January 1, 2001. Management is evaluating the impact the adoption of SFAS No. 133 will have on the Company's consolidated financial statements. The Company expects to adopt SFAS No. 133 when required.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Overview

         The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the second quarter and first six months of the Company's 1999 and 2000 fiscal years.

         The Company has expanded its operations substantially over the past three years through a combination of internal growth and acquisitions. For the three months ended June 30, 2000, operating revenue was $51.1 million, equal to operating revenue during the same quarter in 1999. Net earnings were $7,000, or $0.00 per diluted share, compared with $1.7 million, or $0.34 per diluted share, during the 1999 quarter. For the six months ended June 30, 2000, operating revenue was $101.8 million, compared to $98.4 million in 1999. Net earnings were $245,000, or $0.05 per diluted share, compared with $3.0 million, or $0.60 per diluted share, in 1999. The primary reasons for the decline in the Company's profitability were lower than expected revenue, increases in the costs of fuel and driver compensation, and a decline in the market for used tractors.

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

Results of Operations

         The following table sets forth the percentage relationship of certain items to operating revenue for the three and six months ended June 30, 1999 and 2000:



                                                                Three Months Ended          Six Months Ended
                                                                     June 30,                   June 30,
                                                                1999           2000          1999           2000
                                                     -------------------------------------------------------------
Operating revenue....................................          100.0%         100.0%         100.0%         100.0%
Operating expenses
  Purchased transportation...........................           40.4           39.7           40.2           39.5
  Compensation and employee benefits.................           24.0           25.6           24.4           25.9
  Fuel, supplies, and maintenance....................           12.0           14.4           11.9           14.3
  Insurance and claims...............................            1.5            2.2            2.0            1.9
  Taxes and licenses.................................            1.9            2.0            2.0            1.9
  General and administrative.........................            3.6            3.7            3.6            3.7
  Communications and utilities.......................            1.1            1.1            1.2            1.0
  Depreciation and amortization......................            7.8            9.1            7.6            9.0
                                                     -------------------------------------------------------------
    Total operating expenses.........................           92.4           97.6           92.9           97.3
                                                     -------------------------------------------------------------
Earnings from operations.............................            7.6            2.4            7.1            2.7
Interest expense (net)...............................           (1.8)          (2.0)          (1.9)          (2.0)
                                                     -------------------------------------------------------------
Earnings before income taxes.........................            5.8            0.3            5.3            0.7
Income taxes.........................................            2.4            0.3            2.2            0.4
                                                     -------------------------------------------------------------
Net earnings.........................................            3.4%           0.0%           3.1%           0.2%
                                                     =============================================================

Comparison of three months ended June 30, 2000 with three months ended June 30, 1999

         Operating revenue remained constant at $51.1 million during the 2000 and 1999 quarter. A substantial increase in fuel surcharge revenue to $1.6 million in the 2000 quarter from $3,000 in the 1999 quarter and a slight increase in freight rates helped to offset reductions in revenue caused by lower weighted average tractors and lower average revenue per tractor per week. Approximately $800,000 of the fuel surcharge revenue collected helped to offset Company fuel costs and the remainder was passed through to independent contractors. Weighted average tractors decreased to 1,498 during the 2000 quarter from 1,540 during the 1999 quarter, caused by a reduction in tractors provided by independent contractors. Average revenue per tractor per week (excluding revenue from brokerage operations) decreased to $2,348 during the 2000 quarter from $2,399 during the 1999 quarter, primarily due to decreasing freight demand which was partially offset by a slight increase in revenue per loaded mile, net of surcharges, to $1.33 in the 2000 quarter from $1.32 in the 1999 quarter.

         Purchased transportation decreased $380,000 (1.8%) to $20.3 million in the 2000 quarter from $20.7 million in the 1999 quarter and decreased as a percentage of revenue to 39.7% of revenue in the 2000 quarter from 40.4% in the 1999 quarter. This reflects a decrease in the percentage of the Company's fleet supplied by independent contractors which was partially offset by an increase in the percentage of the revenue paid to the independent contractors for fuel surcharges. Management believes the decline in independent contractor percentage is attributable to high fuel costs and rising interest rates, which have diminished the pool of drivers interested in becoming or remaining independent contractors.

         Compensation and employee benefits increased $802,000 (6.5%) to $13.1 million in the 2000 quarter from $12.3 million in the 1999 quarter and increased as a percentage of revenue to 25.6% of revenue in the 2000 quarter from 24.0% in the 1999 quarter. The increases were primarily attributable to the increase in the per-mile wage paid to flatbed drivers which occurred in the fourth quarter of 1999 and an increase in the percentage of the Company's fleet represented by company owned equipment.

         Fuel, supplies, and maintenance increased $1.2 million (19.4%) to $7.3 million in the 2000 quarter from $6.2 million in the 1999 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 14.4% of revenue for the 2000 quarter compared with 12.0% for the 1999 quarter. This was the result of a 31% increase in the average price of fuel to $1.40 per gallon during the 2000 quarter from $1.07 per gallon during the 1999 quarter. The increase in fuel prices was partially offset by a $321,000 benefit from fuel hedging transactions. The Company is attempting to recover increases in fuel prices through fuel surcharges and higher rates, however, fuel price increases will not be fully offset through these measures. The Company's fuel hedging positions expired in June 2000, which is expected to increase the Company's fuel cost going forward.

         Insurance and claims increased $339,000 (44.3%) to $1.1 million in the 2000 quarter from $765,000 in the 1999 quarter. As a percentage of revenue, insurance and claims increased to 2.2% of revenue for the 2000 quarter compared with 1.5% for the 1999 quarter. The increase was attributable to an increase in liability and physical damage claims paid and reserved.

         Taxes and licenses increased $54,000 (5.5%) to $1.0 million in the 2000 quarter from $976,000 in the 1999 quarter. As a percentage of revenue, taxes and licenses remained essentially constant at 2.0% of revenue in the 2000 quarter and 1.9% in the 1999 quarter.

         General and administrative expenses remained constant at $1.9 million in the 2000 and 1999 quarter. As a percentage of revenue, general and administrative expenses remained essentially constant at 3.7% of revenue in the 2000 quarter and 3.6% in the 1999 quarter.

         Communications and utilities decreased $26,000 (4.6%) to $540,000 in the 2000 quarter from $566,000 in the 1999 quarter due to renegotiated long distance telephone service contracts. As a percentage of revenue, communications and utilities remained constant at 1.1% of revenue for both periods.

         Depreciation  and  amortization  increased  $668,000  (16.8%)  to  $4.6 million in the 2000 quarter from $4.0 million in the 1999 quarter. As a percentage of revenue, depreciation and amortization increased to 9.1% of revenue in the 2000 quarter from 7.8% in the 1999 quarter reflecting lower gains on sales of equipment, a larger fleet of Company-owned tractors and trailers, which increased the cost of equipment being depreciated, and an increase in the number of Company-owned tractors, trailers, and satellite communications units financed with debt rather than operating leases.
                                                                          Page 9

          Interest expense (net) increased $105,000 (11.3%) to $1.0 million in the 2000 quarter from $931,000 in the 1999 quarter. As a percentage of revenue, interest expense (net) remained essentially constant at 2.0% of revenue in the 2000 quarter and 1.8% in the 1999 quarter.

         As a result of the foregoing, the Company's pretax margin decreased to 0.3% in the 2000 quarter from 5.8% in the 1999 quarter.

         The Company's effective tax rate was 95.9% for the 2000 quarter and 41.7% for the 1999 quarter. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's pretax earnings. At the Company's low earnings level for the quarter, nondeductible per diem travel expenses comprised a larger portion of pretax earnings, effectively increasing the tax rate during the quarter.

         As a result of the factors described above, net earnings decreased to $7,000 (0.0% of revenue) in the 2000 quarter from $1.7 million (3.4% of revenue) in the 1999 quarter.

Comparison of six months ended June 30, 2000 with six months ended June 30, 1999

         Operating revenue increased $3.4 million (3.5%) to $101.8 million during the 2000 period from $98.4 million during the 1999 period. A substantial increase in fuel surcharge revenue to $2.9 million in the 2000 period from $13,000 in the 1999 period and slightly higher average revenue per tractor per week were partially offset by lower weighted average tractors. Approximately $1.5 million of the fuel surcharge revenue collected helped to offset Company fuel costs and the remainder was passed through to independent contractors. Weighted average tractors decreased to 1,518 during the 2000 period from 1,534 during the 1999 period, caused by a reduction in tractors provided by independent contractors. Average revenue per tractor per week (excluding revenue from brokerage operations) increased to $2,336 during the 2000 period from $2,312 during the 1999 period. Revenue per loaded mile, net of surcharges, remained constant at $1.32 in the 2000 and 1999 period.

         Purchased transportation increased $705,000 (1.8%) to $40.2 million in the 2000 period from $39.5 million in the 1999 period. As a percentage of revenue, purchased transportation decreased to 39.5% of revenue in the 2000 period from 40.2% in the 1999 period. The decrease as a percentage of revenue reflects a decrease in the percentage of the Company's fleet supplied by independent contractors. This was partially offset by an increase in the percentage of revenue paid to the independent contractors for fuel surcharges.

         Compensation and employee benefits increased $2.4 million (10.0%) to $26.4 million in the 2000 period from $24.0 million in the 1999 period. As a percentage of revenue, compensation and employee benefits increased to 25.9% of revenue in the 2000 period from 24.4% in the 1999 period. The increase was primarily attributable to the increase in the per-mile wage paid to flatbed drivers which occurred in the fourth quarter of 1999 and an increase in the percentage of the Company's fleet represented by company owned equipment.

         Fuel, supplies, and maintenance increased $2.9 million (25.2%) to $14.6 million in the 2000 period from $11.7 million in the 1999 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 14.3% of revenue for the 2000 period compared with 11.9% for the 1999 period. This was the result of a 38% increase in the average price of fuel to $1.39 per gallon during the 2000 period from $1.01 per gallon during the 1999 period. The increase in fuel prices was partially offset by a $667,000 benefit from fuel hedging transactions. The Company is attempting to recover increases in fuel prices through fuel surcharges and higher rates, however, fuel price increases will not be fully offset through these measures. The Company's fuel hedging positions expired in June 2000, which is expected to increase the Company's fuel cost going forward.

         Insurance and claims decreased $103,000 (5.1%) to $1.9 million in the 2000 period from $2.0 million in the 1999 period. As a percentage of revenue, insurance and claims remained essentially constant at 1.9% of revenue for the 2000 period compared with 2.0% for the 1999 period.

         Taxes and licenses decreased $19,000 (1.0%) to $1.9 million in the 2000 period from $2.0 million in the 1999 period. As a percentage of revenue, taxes and licenses remained essentially constant at 1.9% of revenue for the 2000 period compared with 2.0% for the 1999 period.

         General and administrative expenses increased $170,000 (4.7%) to $3.8 million in the 2000 period from $3.6 million in the 1999 period. As a percentage of revenue, general and administrative expenses remained essentially constant at 3.7% of revenue in the 2000 period and 3.6% in the 1999 period.

         Communications and utilities decreased $78,000 (6.8%) to $1.1 million in the 2000 period from $1.1 million in the 1999 period due to renegotiated long distance telephone service contracts. As a percentage of revenue, communications and utilities decreased slightly to 1.0% of revenue for the 2000 period compared with 1.2% for the 1999 period.

         Depreciation and amortization increased $1.7 million (23.2%) to $9.2 million in the 2000 period from $7.5 million in the 1999 period. As a percentage of revenue, depreciation and amortization increased to 9.0% of revenue in the 2000 period from 7.6% in the 1999 period reflecting lower gains on sales of equipment, a larger fleet of Company- owned tractors and trailers, which increased the cost of equipment being depreciated, and an increase in the number of Company-owned tractors, trailers, and satellite communications units financed with debt rather than operating leases.

         Interest expense (net) increased $190,000 (10.3%) to $2.0 million in the 2000 period from $1.8 million in the 1999 period. As a percentage of revenue, interest expense (net) remained essentially constant at 2.0% of revenue in the 2000 period and 1.9% in the 1999 period.

         As a result of the foregoing, the Company's pretax margin decreased to 0.7% in the 2000 period from 5.3% in the 1999 period.

         The Company's effective tax rate was 64.5% for the 2000 period and 41.7% for the 1999 period. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's pretax earnings. At the Company's low earnings level for the period, nondeductible per diem travel expenses comprised a larger portion of pretax earnings, effectively increasing the tax rate during the period.

         As a result of the factors described above, net earnings decreased to $245,000 (0.2% of revenue) in the 2000 period from $3.0 million (3.1% of revenue) in the 1999 period.

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

         Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2000. The primary sources of cash from operations were net earnings of $245,000 increased by $9.2 million in depreciation and amortization, and a $2.4 million increase in accounts payable and other accrued liabilities. The Company's principal uses of cash from operations are to service debt and internally finance accounts receivable growth. Customer accounts receivable increased $3.5 million for the six months ended June 30, 2000. The average age of the Company's accounts receivable was approximately 36.0 days for the 2000 period versus 34.5 days for the 1999 period.

         Net cash used in investing activities of $2.0 million for the six months ended June 30, 2000 related primarily to purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $6.9 million during the remaining six months of 2000. Such projected capital expenditures will be funded with a combination of cash flow from operations, borrowings, and operating leases. The Company continues to evaluate the need to expand its present headquarters facility and may incur a portion of the expansion costs in 2000. The size and cost of the possible expansion has not yet been determined. The Company's projected capital expenditures do not include any amount for this possible expansion.

         Net cash used in financing activities of $6.8 million for the six months ended June 30, 2000, consisted primarily of principal payments, net of borrowings, made under the Company's long-term debt obligations.

         At June 30, 2000, the Company had outstanding long-term debt (including current maturities) of approximately $59.6 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $36.1 million consisted of borrowings from financial institutions and equipment manufacturers, $23.4 million represented the amount drawn under the Company's revolving credit facility, and $130,000 represented future payments for purchases of intangible assets. Interest rates on this debt range from 5.81% to 8.18% with maturities through 2005.

         At June 30, 2000, the revolving credit facility provided for borrowings of up to $40.0 million, based upon certain accounts receivable and revenue equipment values. Based upon the borrowing levels at June 30, 2000, the Company had $13.8 million of remaining borrowing capacity under this credit facility. The interest rate under the credit facility is currently 1.5% plus the LIBOR rate for the corresponding period. The credit facility is secured and contains covenants that impose certain minimum financial ratios and limit additional liens, the size of certain mergers and acquisitions, dividends, and other matters. The Company was in compliance with the terms of the credit facility at June 30, 2000.

         On June 23, 2000, the Company's Board of Directors approved a 500,000 share stock repurchase program. No shares have been repurchased under the program to date.

Quantitative and Qualitative Disclosures About Market Risks

         The Company is exposed to market risks from changes in (i) certain interest rates on its debt and (ii) certain commodity prices.

Interest Rate Risk

         The revolving credit facility, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.5%. This variable interest exposes the Company to the risk that interest rates may rise. Most of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At June 30, 2000, approximately 56% of the Company's debt carries a variable interest rate and the remainder is fixed.

Commodity Price Risk

         The Company has used derivative instruments, including heating oil price swap agreements, to reduce a portion of its exposure to fuel price fluctuations. Under such instruments, the Company's price is fixed, and changes in fuel prices would have no impact on the Company's future fuel expense related to these price swap agreements. Therefore, there has been no earnings or liquidity risk associated with the price swap agreements used by the Company.

         The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.

         Through June 30, 2000, there have been no material changes in the amount or nature of the Company's derivative instruments. All of the Company's fuel hedging agreements expired by June 30, 2000.

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 12, 2000, the Company held its annual meeting for the purpose of
         (a) ratification of the selection of KPMG LLP as independent certified public accounts for the Company, and (b) electing five directors for one-year terms. Proxies for the meeting were solicited pursuant to
         Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. The voting tabulation on the selection of accountants was 5,129,109 votes "FOR", 3,288 votes "AGAINST", and 40,362 votes "ABSTAIN." The voting tabulation on the election of directors was as follows:


                                    Shares             Shares             Shares
                                     voted              voted              voted
                                     "FOR"          "AGAINST"          "ABSTAIN"
William G. Smith                 5,099,049                  0             73,710
G. Larry Owens                   5,099,586                  0             73,173
Terry G. Christenberry           5,101,871                  0             70,888
Herbert D. Ihle                  5,099,371                  0             73,388
Robert E. Rich                   5,100,221                  0             72,538


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

10.12      *       Second Amendment to Asset Purchase Agreement dated October
                   30, 1998, by and among Smithway Motor Xpress, Inc., JHT,
                   Inc., JHT LOGISTICS, INC., Bass Brook Truck Service, Inc.,
                   and JERDON TERMINAL HOLDINGS, LLC.
10.13      *       Third Amendment to Credit Agreement dated October 30, 1998, between Smithway Motor Xpress Corp., as Guarantor, Smithway
                   Motor Xpress, Inc., as Borrower, and LaSalle National Bank,
                   as Lender.
10.14      **      Amendment No. 2 to Smithway Motor Xpress Corp. Incentive
                   Stock Plan, adopted May 7, 1999.
10.15      ***     Fourth Amendment to Credit Agreement dated August 20, 1999, between Smithway Motor Xpress Corp., as Guarantor, Smithway
                   Motor Xpress, Inc., as Borrower, and LaSalle National Bank.
10.16      ****    Fifth Amendment to Credit Agreement dated December 17, 1999, between Smithway Motor Xpress Corp., as Guarantor, Smithway
                   Motor Xpress, Inc., as Borrower, and LaSalle National Bank.
10.17      *****   1997 Profit Incentive Plan, adopted May 8, 1997.
27         #       Financial Data Schedule.

----------------

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

***** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000. Commission File No. 000-20793, dated May 5, 2000.

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

                                            SMITHWAY MOTOR XPRESS CORP.,
                                            a Nevada corporation


Date: August 11, 2000                    By:  /s/  Douglas C. Sandvig
      --------------------                  ------------------------------------
                                         Douglas C. Sandvig
                                         Controller and Chief Accounting Officer