Form 10-Q
period 2000-09-30
SMITHWAY MOTOR XPRESS CORP
filed 2000-11-06
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------


                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________________ to _____________________

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

                                  YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 2000).

             Class A Common Stock, $.01 par value: 3,966,086 shares Class B Common Stock, $.01 par value: 1,000,000 shares


                                                 Exhibit Index is on Page 14-15.

                                     PART I
                              FINANCIAL INFORMATION


                                                                           PAGE
                                                                          NUMBER
Item 1.  Financial Statements............................................. 3-7
         Condensed Consolidated Balance Sheets as of
           December 31, 1999 and September 30, 2000  (unaudited).......... 3-4
         Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 1999 and 2000 (unaudited).. 5 Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 2000 (unaudited)........... 6
         Notes to Condensed Consolidated Financial Statements
           (unaudited).................................................... 7
Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................ 8-12
Item 3.  Quantitative and Qualitative Disclosures About Market Risks...... 12

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

                                     PART I
                              FINANCIAL INFORMATION


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,      September 30,
                                                                                     1999               2000
                                                                              ------------------ ------------------
                                                                                                    (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents..................................................$              685 $              595
   Receivables:
      Trade...................................................................            17,928             20,614
      Other...................................................................             1,599              1,782
      Recoverable income taxes................................................             1,021                184
   Inventories................................................................             1,611              1,648
   Deposits, primarily with insurers..........................................               281                117
   Prepaid expenses...........................................................               579                904
   Deferred income taxes......................................................             1,111              1,003
                                                                              ------------------ ------------------
         Total current assets.................................................            24,815             26,847
                                                                              ------------------ ------------------
Property and equipment:
   Land.......................................................................             1,081              1,462
   Buildings and improvements.................................................             6,865              7,302
   Tractors...................................................................            74,004             78,912
   Trailers...................................................................            42,054             42,397
   Other equipment............................................................             6,765              7,248
                                                                              ------------------ ------------------
                                                                                         130,769            137,321
   Less accumulated depreciation..............................................            36,464             46,213
                                                                              ------------------ ------------------
         Net property and equipment...........................................            94,305             91,108
                                                                              ------------------ ------------------
Intangible assets, net........................................................             5,650              5,349
Other assets..................................................................               244                256
                                                                              ------------------ ------------------
                                                                              $          125,014 $          123,560
                                                                              ================== ==================

See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                 December 31,      September 30,
                                                                                     1999               2000
                                                                              ------------------ ------------------
                                                                                                    (unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.......................................$            8,530 $            8,507
   Accounts payable...........................................................             4,962              6,941
   Accrued compensation.......................................................             2,436              2,247
   Accrued loss reserves......................................................             2,540              3,106
   Other accrued expenses.....................................................             1,188                775
                                                                              ------------------ ------------------
         Total current liabilities............................................            19,656             21,576
Long-term debt, less current maturities.......................................            50,985             46,930
Deferred income taxes.........................................................            14,865             15,305
                                                                              ------------------ ------------------
         Total liabilities....................................................            85,506             83,811
                                                                              ------------------ ------------------
Stockholders' equity:
   Preferred stock............................................................                 -                  -
   Common stock:
      Class A.................................................................                40                 40
      Class B.................................................................                10                 10
   Additional paid-in capital.................................................            11,414             11,396
   Retained earnings..........................................................            28,044             28,310
   Reacquired shares, at cost.................................................                 -                 (7)
                                                                              ------------------ ------------------
         Total stockholders' equity...........................................            39,508             39,749
                                                                              ------------------ ------------------
                                                                              $          125,014 $          123,560
                                                                              ================== ==================

See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                            Three months ended              Nine months ended
                                                              September 30,                   September 30,
                                                           1999            2000           1999            2000
                                                      ---------------  -------------  -------------  --------------
Operating revenue:
    Freight...........................................$        49,922  $      50,033  $     148,016  $      151,554
    Other.............................................            121            173            439             494
                                                      ---------------  -------------  -------------  --------------
        Operating revenue.............................         50,043         50,206        148,455         152,048
                                                      ---------------  -------------  -------------  --------------
Operating expenses:
    Purchased transportation..........................         20,475         19,712         60,019          59,961
    Compensation and employee benefits................         12,698         12,693         36,701          39,087
    Fuel, supplies, and maintenance...................          5,966          7,983         17,634          22,592
    Insurance and claims..............................          1,327            648          3,332           2,550
    Taxes and licenses................................          1,021          1,016          2,988           2,964
    General and administrative........................          1,886          1,830          5,474           5,588
    Communications and utilities......................            499            483          1,643           1,549
    Depreciation and amortization.....................          4,212          4,637         11,672          13,828
                                                      ---------------  -------------  -------------  --------------
        Total operating expenses......................         48,084         49,002        139,463         148,119
                                                      ---------------  -------------  -------------  --------------
             Earnings from operations.................          1,959          1,204          8,992           3,929
Financial (expense) income
    Interest expense..................................           (950)        (1,056)        (2,863)         (3,133)
    Interest income...................................             26             26             95              69
                                                      ---------------  -------------  -------------  --------------
             Earnings before income taxes.............          1,035            174          6,224             865
Income taxes..........................................            425            153          2,588             599
                                                      ---------------  -------------  -------------  --------------
             Net earnings.............................$           610  $          21  $       3,636  $          266
                                                      ===============  =============  =============  ==============
Basic and diluted earnings per common share...........$          0.12  $        0.00  $        0.72  $         0.05
                                                      ===============  =============  =============  ==============
Basic weighted average common shares outstanding......      5,035,876      5,034,072      5,029,288       5,024,814
    Common stock options and awards...................          2,802         58,190          1,857          19,396
                                                      ---------------  -------------  -------------  --------------
Diluted weighted average common shares                      5,038,678      5,092,262      5,031,145       5,044,210
outstanding...........................................
                                                      ===============  =============  =============  ==============


See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                          1999           2000
                                                                                     -------------- ---------------
Cash flows from operating activities:
  Net earnings.......................................................................$        3,636 $           266
                                                                                     -------------- ---------------
  Adjustments  to  reconcile  net  earnings to net cash  provided  by  operating activities:
    Depreciation and amortization....................................................        11,672          13,828
    Deferred income taxes............................................................         1,760             548
    Stock bonuses....................................................................           176             171
    Changes in:
      Receivables....................................................................        (4,486)         (2,032)
      Inventories....................................................................          (101)            (37)
      Deposits, primarily with insurers..............................................           138             164
      Prepaid expenses...............................................................           (45)           (325)
      Accounts payable and other accrued liabilities.................................         7,461           1,943
                                                                                     -------------- ---------------
       Total adjustments.............................................................        16,575          14,260
                                                                                     -------------- ---------------
       Net cash provided by operating activities.....................................        20,211          14,526
                                                                                     -------------- ---------------

Cash flows from investing activities:
  Purchase of property and equipment.................................................       (14,441)         (3,062)
  Proceeds from the sale of property and equipment...................................         2,193             999
  Other .............................................................................           115             (12)
                                                                                     -------------- ---------------
       Net cash used in investing activities.........................................       (12,133)         (2,075)
                                                                                     -------------- ---------------

Cash flows from financing activities:
  Proceeds from long-term debt.......................................................             -           6,700
  Principal payments on long-term debt...............................................        (7,588)        (19,045)
  Payments for reacquired shares.....................................................             -            (196)
                                                                                     -------------- ---------------
       Net cash used in financing activities.........................................        (7,588)        (12,541)
                                                                                     -------------- ---------------

       Net increase (decrease) in cash and cash equivalents..........................           490             (90)
Cash and cash equivalents at beginning of period.....................................         1,276             685
                                                                                     -------------- ---------------
Cash and cash equivalents at end of period...........................................$        1,766 $           595
                                                                                     ============== ===============

Supplemental  disclosure of cash flow  information:  Cash paid (received) during the period for:
       Interest......................................................................$        2,908 $         3,176
       Income taxes..................................................................           514            (787)
                                                                                     ============== ===============

Supplemental schedules of noncash investing and financing activities:
       Notes payable issued for tractors and trailers................................$        3,834 $         8,267
       Issuance of stock bonuses.....................................................           176             171
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

Note 2. Effect of New Accounting Standards

   Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, will be effective for the Company for the year beginning January 1, 2001. The Company expects to adopt the standards when required. Because the Company does not currently hold any derivative instruments, there is anticipated to be no impact to the financial statements when this standard is adopted.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Overview

         The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the third quarter and first nine months of the Company's 1999 and 2000 fiscal years.

         The Company has expanded its operations substantially over the past three years through a combination of internal growth and acquisitions. For the three months ended September 30, 2000, operating revenue was $50.2 million, compared to $50.0 million during the same quarter in 1999. Net earnings were $21,000, or $0.00 per diluted share, compared with $610,000, or $0.12 per diluted share, during the 1999 quarter. For the nine months ended September 30, 2000, operating revenue was $152.0 million, compared to $148.5 million in 1999. Net earnings were $266,000, or $0.05 per diluted share, compared with $3.6 million, or $0.72 per diluted share, in 1999. The primary reasons for the decline in the Company's profitability were lower miles per tractor, fewer tractors in the Company's fleet, increases in the costs of fuel and driver compensation, and a decline in the market for used tractors.

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

Results of Operations

         The following table sets forth the percentage relationship of certain items to operating revenue for the three and nine months ended September 30, 1999 and 2000:

                                                               Three Months Ended             Nine Months Ended
                                                                September 30,                   September 30,
                                                               1999           2000           1999          2000
                                                     -------------------------------------------------------------
Operating revenue....................................          100.0%         100.0%         100.0%         100.0%
Operating expenses
  Purchased transportation...........................           40.9           39.3           40.4           39.4
  Compensation and employee benefits.................           25.4           25.3           24.7           25.7
  Fuel, supplies, and maintenance....................           11.9           15.9           11.9           14.9
  Insurance and claims...............................            2.7            1.3            2.2            1.7
  Taxes and licenses.................................            2.0            2.0            2.0            1.9
  General and administrative.........................            3.8            3.6            3.7            3.7
  Communications and utilities.......................            1.0            1.0            1.1            1.0
  Depreciation and amortization......................            8.4            9.2            7.9            9.1
                                                     -------------------------------------------------------------
    Total operating expenses.........................           96.1           97.6           93.9           97.4
                                                     -------------------------------------------------------------
Earnings from operations.............................            3.9            2.4            6.1            2.6
Interest expense (net)...............................           (1.8)          (2.1)          (1.9)          (2.1)
                                                     -------------------------------------------------------------
Earnings before income taxes.........................            2.1            0.3            4.2            0.6
Income taxes.........................................            0.8            0.3            1.7            0.4
                                                     -------------------------------------------------------------
Net earnings.........................................            1.2%           0.0%           2.4%           0.2%
                                                     =============================================================


Comparison of three months ended September 30, 2000 with three months ended September 30, 1999

         Operating revenue increased slightly to $50.2 million in the 2000 quarter compared to $50.0 million in the 1999 quarter. A substantial increase in fuel surcharge revenue to $1.9 million in the 2000 quarter from $65,000 in the 1999 quarter helped to offset reductions in revenue caused by lower average revenue per tractor per week and lower weighted average tractors. Approximately $990,000 of the fuel surcharge revenue collected helped to offset Company fuel costs and the remainder was passed through to independent contractors. Average revenue per tractor per week (excluding revenue from brokerage operations) decreased to $2,270 during the 2000 quarter from $2,328 during the 1999 quarter, primarily due to a shortage of manned tractors in the fleet. Weighted average tractors decreased to 1,506 during the 2000 quarter from 1,531 during the 1999 quarter, caused by a reduction in tractors provided by independent contractors. Revenue per loaded mile, net of surcharges, remained constant at $1.33 in the 2000 and 1999 quarter as higher transportation costs to shippers attributable to fuel surcharges made it difficult to get meaningful increases in freight rates.

         Purchased transportation decreased $763,000 (3.7%) to $19.7 million in the 2000 quarter from $20.5 million in the 1999 quarter and decreased as a percentage of revenue to 39.3% of revenue in the 2000 quarter from 40.9% in the 1999 quarter. This reflects a decrease in the percentage of the Company's fleet supplied by independent contractors which was partially offset by an increase in the percentage of the revenue paid to the independent contractors for fuel surcharges. Management believes the decline in independent contractor percentage is attributable to high fuel costs, rising interest rates, and lower value of used equipment which have diminished the pool of drivers interested in becoming or remaining independent contractors.

         Compensation and employee benefits remained constant at $12.7 million in the 2000 and 1999 quarter and decreased as a percentage of revenue to 25.3% of revenue in the 2000 quarter from 25.4% in the 1999 quarter. Increases attributable to the increase in the per-mile wage paid to flatbed drivers which occurred in the fourth quarter of 1999 were offset by lower workers compensation claims paid and accrued.

         Fuel, supplies, and maintenance increased $2.0 million (33.8%) to $8.0 million in the 2000 quarter from $6.0 million in the 1999 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 15.9% of revenue for the 2000 quarter compared with 11.9% for the 1999 quarter. This was the result of a 26% increase in the average price of fuel to $1.48 per gallon during the 2000 quarter from $1.17 per gallon during the 1999 quarter.
Additionally, in the 2000 quarter there were no gains from fuel hedging transactions compared to $327,000 in the 1999 quarter. The Company's fuel hedging positions expired in June 2000, which increased and is expected to continue to increase the Company's fuel cost going forward. The Company is attempting to recover increases in fuel prices through fuel surcharges and higher rates, however, fuel price increases will not be fully offset through these measures.

         Insurance and claims decreased $679,000 (51.2%) to $648,000 in the 2000 quarter from $1.3 million in the 1999 quarter. As a percentage of revenue, insurance and claims decreased to 1.3% of revenue for the 2000 quarter compared with 2.7% for the 1999 quarter. The decrease was attributable to a decrease in liability and physical damage claims paid and reserved which were unusually high in the 1999 quarter. The Company expects its insurance and claims expense will increase as a percentage of revenue in the future as a result of rising insurance costs impacting the entire trucking industry.

         Taxes and licenses remained constant at $1.0 million in the 2000 and 1999 quarter. As a percentage of revenue, taxes and licenses remained constant at 2.0% of revenue in the 2000 and 1999 quarter.

         General and administrative expenses decreased $56,000 (3.0%) to $1.8 million in the 2000 quarter from $1.9 million in the 1999 quarter. As a percentage of revenue, general and administrative expenses decreased to 3.6% of revenue in the 2000 quarter compared with 3.8% in the 1999 quarter.

         Communications and utilities decreased $16,000 (3.2%) to $483,000 in the 2000 quarter from $499,000 in the 1999 quarter due to renegotiated long distance telephone service contracts. As a percentage of revenue, communications and utilities remained constant at 1.0% of revenue for both periods.

         Depreciation  and  amortization  increased  $425,000  (10.1%)  to  $4.6 million in the 2000 quarter from $4.2 million in the 1999 quarter. As a percentage of revenue, depreciation and amortization increased to 9.2% of revenue in the 2000 quarter from 8.4% in the 1999 quarter reflecting lower gains on sales of equipment, a larger fleet of Company-owned tractors and trailers, which increased the cost of equipment being depreciated, and an increase in the number of Company-owned tractors, trailers, and satellite communications units financed with debt rather than operating leases.

         Interest expense (net) increased $106,000 (11.5%) to $1.0 million in the 2000 quarter from $924,000 in the 1999 quarter as a result of higher average interest rates partially offset by slightly lower average outstanding debt. As a percentage of revenue, interest expense (net) increased to 2.0% of revenue in the 2000 quarter and 1.8% in the 1999 quarter.

         As a result of the foregoing, the Company's pretax margin decreased to 0.3% in the 2000 quarter from 2.1% in the 1999 quarter.

         The Company's effective tax rate was 87.9% for the 2000 quarter and 41.1% for the 1999 quarter. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's pretax earnings. At the Company's low earnings level for the quarter, nondeductible per diem travel expenses comprised a larger portion of pretax earnings, effectively increasing the tax rate during the quarter.

         As a result of the factors described above, net earnings decreased to $21,000 (0.0% of revenue) in the 2000 quarter from $610,000 (1.2% of revenue) in the 1999 quarter.

Comparison of nine months ended September 30, 2000 with nine months ended September 30, 1999

         Operating revenue increased $3.6 million (2.4%) to $152.0 million during the 2000 period from $148.5 million during the 1999 period. A substantial increase in fuel surcharge revenue to $4.8 million in the 2000 period from $78,000 in the 1999 period was partially offset by slightly lower average revenue per tractor per week and lower weighted average tractors. Approximately $2.5 million of the fuel surcharge revenue collected helped to offset Company fuel costs and the remainder was passed through to independent contractors. Weighted average tractors decreased to 1,514 during the 2000 period from 1,533 during the 1999 period, caused by a reduction in tractors provided by independent contractors. Average revenue per tractor per week (excluding revenue from brokerage operations) decreased to $2,314 during the 2000 period from $2,318 during the 1999 period. Revenue per loaded mile, net of surcharges, increased to $1.33 in the 2000 period compared to $1.32 in the 1999 period.

         Purchased transportation remained constant at $60.0 million in the 2000 and 1999 period. As a percentage of revenue, purchased transportation decreased to 39.4% of revenue in the 2000 period from 40.4% in the 1999 period. The decrease as a percentage of revenue reflects a decrease in the percentage of the Company's fleet supplied by independent contractors. This was partially offset by an increase in the percentage of revenue paid to the independent contractors for fuel surcharges.

         Compensation and employee benefits increased $2.4 million (6.5%) to $39.1 million in the 2000 period from $36.7 million in the 1999 period. As a percentage of revenue, compensation and employee benefits increased to 25.7% of revenue in the 2000 period from 24.7% in the 1999 period. The increase was primarily attributable to the increase in the per-mile wage paid to flatbed drivers which occurred in the fourth quarter of 1999 and an increase in the percentage of the Company's fleet represented by Company-owned equipment.

         Fuel, supplies, and maintenance increased $5.0 million (28.1%) to $22.6 million in the 2000 period from $17.6 million in the 1999 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 14.9% of revenue for the 2000 period compared with 11.9% for the 1999 period. This was the result of a 33% increase in the average price of fuel to $1.42 per gallon during the 2000 period from $1.07 per gallon during the 1999 period. The increase in fuel prices was partially offset by gains from fuel hedging transactions of $667,000 for the 2000 period compared with $203,000 for the 1999 period. The Company's fuel hedging positions expired in June 2000, which increased and is expected to continue to increase the Company's fuel cost going forward. The Company is attempting to recover increases in fuel prices through fuel surcharges and higher rates, however, fuel price increases will not be fully offset through these measures.

         Insurance and claims decreased $782,000 (23.5%) to $2.6 million in the 2000 period from $3.3 million in the 1999 period. As a percentage of revenue, insurance and claims decreased to 1.7% of revenue for the 2000 period compared with 2.2% for the 1999 period. The decrease was attributable to a decrease in liability and physical damage claims paid and reserved. The Company expects its insurance and claims expense will increase as a percentage of revenue in the future as a result of rising insurance costs impacting the entire trucking industry.

         Taxes and licenses remained constant at $3.0 million in the 2000 and 1999 period. As a percentage of revenue, taxes and licenses remained essentially constant at 1.9% of revenue for the 2000 period compared with 2.0% for the 1999 period.

         General and administrative expenses increased $114,000 (2.1%) to $5.6 million in the 2000 period from $5.5 million in the 1999 period. As a percentage of revenue, general and administrative expenses remained constant at 3.7% of revenue in the 2000 and 1999 period.

         Communications and utilities decreased $94,000 (5.7%) to $1.5 million in the 2000 period from $1.6 million in the 1999 period due to renegotiated long distance telephone service contracts. As a percentage of revenue, communications and utilities decreased slightly to 1.0% of revenue for the 2000 period compared with 1.1% for the 1999 period.

         Depreciation and amortization increased $2.2 million (18.5%) to $13.8 million in the 2000 period from $11.7 million in the 1999 period. As a percentage of revenue, depreciation and amortization increased to 9.1% of revenue in the 2000 period from 7.9% in the 1999 period reflecting lower gains on sales of equipment, a larger fleet of Company-owned tractors and trailers, which increased the cost of equipment being depreciated, and an increase in the number of Company-owned tractors, trailers, and satellite communications units financed with debt rather than operating leases.

         Interest expense (net) increased $296,000 (10.7%) to $3.1 million in the 2000 period from $2.8 million in the 1999 period as a result of higher average interest rates partially offset by slightly lower average outstanding debt. As a percentage of revenue, interest expense (net) increased to 2.1% of revenue in the 2000 period from 1.8% in the 1999 period.

         As a result of the foregoing, the Company's pretax margin decreased to 0.6% in the 2000 period from 4.2% in the 1999 period.

         The Company's effective tax rate was 69.2% for the 2000 period and 41.6% for the 1999 period. The effective tax rate is higher than the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the Company's pretax earnings. At the Company's low earnings level for the period, nondeductible per diem travel expenses comprised a larger portion of pretax earnings, effectively increasing the tax rate during the period.

         As a result of the factors described above, net earnings decreased to $266,000 (0.2% of revenue) in the 2000 period from $3.6 million (2.4% of revenue) in the 1999 period.

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

         Net cash provided by operating activities was $14.5 million for the nine months ended September 30, 2000. The primary sources of cash from operations were net earnings of $266,000 increased by $13.8 million in depreciation and amortization, and a $1.9 million increase in accounts payable and other accrued liabilities. The Company's principal uses of cash from operations are to service debt and internally finance accounts receivable growth. Customer accounts receivable increased $2.0 million for the nine months ended September 30, 2000. The average age of the Company's accounts receivable was approximately 36.6 days for the 2000 period versus 34.2 days for the 1999 period.

         Net cash used in investing activities of $2.1 million for the nine months ended September 30, 2000 related primarily to purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $3.1 million during the remaining three months of 2000. Such projected capital expenditures will be funded with a combination of cash flow from operations, borrowings, and operating leases.

         Net cash used in financing activities of $12.5 million for the nine months ended September 30, 2000, consisted primarily of principal payments, net of borrowings, made under the Company's long-term debt obligations.

         At September 30, 2000, the Company had outstanding long-term debt (including current maturities) of approximately $55.4 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $35.4 million consisted of borrowings from financial institutions and equipment manufacturers, $20.0 million represented the amount drawn under the Company's revolving credit facility, and $59,000 represented future payments for purchases of intangible assets. Interest rates on this debt range from 5.81% to 8.12% with maturities through 2005.

         At September 30, 2000, the revolving credit facility provided for borrowings of up to $40.0 million, based upon certain accounts receivable and revenue equipment values. Based upon the borrowing levels at September 30, 2000, the Company had $15.1 million of remaining borrowing capacity under this credit facility. The interest rate under the credit facility is currently 1.5% plus the LIBOR rate for the corresponding period. The credit facility is secured and contains covenants that impose certain minimum financial ratios and limit additional liens, the size of certain mergers and acquisitions, dividends, and other matters. The Company was in compliance with the terms of the credit facility at September 30, 2000.

         On June 23, 2000, the Company's Board of Directors approved a resolution authorizing the Company to repurchase up to 500,000 shares of its Class A common stock. No shares were repurchased under the resolution during the quarter, however, subsequent to the end of the quarter, 68,200 shares were repurchased.

Quantitative and Qualitative Disclosures About Market Risks

         The Company is exposed to market risks from changes in (i) certain interest rates on its debt and (ii) certain commodity prices.

Interest Rate Risk

         The revolving credit facility, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.5%. This variable interest exposes the Company to the risk that interest rates may rise. Most of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At September 30, 2000, approximately 56% of the Company's debt carries a variable interest rate and the remainder is fixed.

Commodity Price Risk

         The Company in the past has used derivative instruments, including heating oil price swap agreements, to reduce a portion of its exposure to fuel price fluctuations. There are no currently outstanding derivative instruments and all of the Company's fuel hedging agreements expired by June 30, 2000.

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

10.12      *       Second Amendment to Asset Purchase Agreement dated October
                   30, 1998,  by and among  Smithway  Motor Xpress,  Inc.,  JHT,
                   Inc., JHT LOGISTICS,  INC.,  Bass Brook Truck Service,  Inc.,
                   and JERDON TERMINAL HOLDINGS, LLC.
10.13      *       Third Amendment to Credit Agreement dated October 30, 1998, between  Smithway Motor Xpress Corp., as Guarantor,  Smithway
                   Motor Xpress,  Inc., as Borrower,  and LaSalle National Bank,
                   as Lender.
10.14      **      Amendment No. 2 to Smithway Motor Xpress Corp. Incentive
                   Stock Plan, adopted May 7, 1999.
10.15      ***     Fourth Amendment to Credit Agreement dated August 20, 1999, between  Smithway Motor Xpress Corp., as Guarantor,  Smithway
                   Motor Xpress, Inc., as Borrower, and LaSalle National Bank.
10.16      ****    Fifth Amendment to Credit Agreement dated December 17, 1999, between  Smithway Motor Xpress Corp., as Guarantor,  Smithway
                   Motor Xpress, Inc., as Borrower, and LaSalle National Bank.
10.17      *****   1997 Profit Incentive Plan, adopted May 8, 1997.
10.18      #       Form of Outside Director Stock Option Agreement dated July
                   27, 2000, between Smithway Motor Xpress Corp. and each of its non-employee directors.
27         #       Financial Data Schedule.
----------------
+ Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33- 90356, effective June 27, 1996.

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

#        Filed herewith.

         (b)  Reports on Form 8-K.
              None.
                                                                         Page 15

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SMITHWAY MOTOR XPRESS CORP.,
                                         a Nevada corporation


Date: November 3, 2000                   By:  /s/ Douglas C. Sandvig
      ----------------------                ---------------------------------
                                         Douglas C. Sandvig
                                         Controller and Chief Accounting Officer