Form 10-K405
period 2000-12-31
SMITHWAY MOTOR XPRESS CORP
filed 2001-03-16
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934.
      For the Fiscal Year Ended December 31, 2000

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.
      For the transition period from                 to

Commission file number 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
             (Exact name of registrant as specified in its charter)


            Nevada                                   42-1433844
----------------------------------       ---------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

       2031 Quail Avenue
        Fort Dodge, Iowa                               50501
----------------------------------       ---------------------------------------
(Address of Principal Executive                      (Zip Code)
           Offices)

Registrant's telephone number, including area code:  515/576-7418
                                                     ------------

Securities Registered Pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities Registered Pursuant to Section 12(g) of the Act: $0.01 Par Value
                                                            Class A Common Stock
                                                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X    NO ____
    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,230,662 as of January 31, 2001, (based upon the $2.00 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates, and has excluded stock options.

As of January 31, 2001, the registrant had 3,916,364 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2001 annual meeting of stockholders that will be filed no later than April 29, 2001.

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

Item 2   Properties                          Page 7 herein

Item 3   Legal Proceedings                   Page 7 herein

Item 4   Submission of Matters to a Vote     Page 7 herein
         of Security Holders

                                    Part II
                                    -------

Item 5   Market for the Registrant's Common
         Equity and Related Stockholder
         Matters                             Page 8 herein

Item 6   Selected Financial Data             Page 9 herein

Item 7   Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations           Page 10 through 16 herein

Item 8   Financial Statements and
         Supplementary Data                  Page 16 herein

Item 9   Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure                Page 16 herein

                                    Part III
                                    --------

Item 10  Directors and Executive Officers    Page 3 through 4 of Proxy Statement
         of the Registrant

Item 11  Executive Compensation              Page 5 through 6 of Proxy Statement

Item 12  Security Ownership of Principal
         Stockholders and Management         Page 9 of Proxy Statement

Item 13  Related Party Transactions          Page 5 of Proxy Statement

                                     Part IV
                                     -------

Item 14  Exhibits, Financial Statement
         Schedules, and Reports on
         Form 8-K                            Pages 17 through 19 herein


------------------------------------


         This report contains "forward-looking statements." These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" for additional information and factors to be considered concerning forward-looking statements.

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

         Smithway acquired the operations of eight trucking companies between June 1995 and October 1998. In each transaction, Smithway purchased specific assets for fair market value and paid the selling company's owner a small percentage of revenue for goodwill or a noncompetition arrangement. The Company acquired the business of Van Tassel, Inc., a primarily flatbed carrier based in Pittsburg, Kansas, in June 1995, and Smith Trucking Company, a primarily dry van carrier based in McPherson, Kansas, in January 1996. Both of these acquisitions permitted Smithway to expand and solidify existing customer relationships as well as access new customers. The Smith Trucking location also expanded the Company's driver recruiting region. In October 1996, the Company acquired the business of Marquardt Transportation, Inc., a primarily flatbed carrier based in Yankton, South Dakota, and with a small facility in Stockton, California. Marquardt further diversified Smithway's freight base by increasing its presence in hauling large, manufactured items and heavy machinery. In February 1997, Smithway acquired Fort Dodge, Iowa-based Pirie Motor Freight, Inc. Pirie was a small flatbed carrier, and its operations were consolidated into Smithway's headquarters. In September 1997, Smithway acquired the business of Royal Transport, Ltd. of Grand Rapids, Michigan, primarily a flatbed carrier. The Royal acquisition provided Smithway a regional niche specializing in heavy loads hauled primarily on multiple axle trailers. In February 1998, the Company acquired the business of East West Motor Express, Inc. of Black Hawk, South Dakota ("East West"), a regional flatbed and dry van carrier. The East West acquisition added 225 trucks to Smithway's fleet. TP Transportation, Inc. ("TP"), a flatbed carrier from Enid, Oklahoma was acquired in August 1998. In October 1998 the Company continued to build its dry van freight base with the acquisition of the business of JHT, Inc. ("JHT") of Cohasset, Minnesota. JHT operated 185 tractors serving exclusively the dry van market with slightly over half of the tractors company-owned and the balance being provided by owner-operators. Through acquisitions and internal growth the Company expanded from $77 million in revenue in 1995 to $199 million in 2000. The Company did not complete an acquisition in 1999 or 2000.

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

          In 2000, the Company's top 50, 25, 10, and 5 customers accounted for 47%, 37%, 25%, and 17% of revenue, respectively, with the remaining customers accounting for 53% of revenue. No single customer accounted for 10% or more of the Company's revenue during 2000.

Technology

         Management believes that advances in technology can enhance the Company's operating efficiency and customer service. Three principal technologies used by Smithway include freight selection software, satellite-based tracking and communication with tractors, and electronic data interchange ("EDI") with customers. In July 1993, the Company initiated the use of the Spectrum freight selection software. Spectrum ranks each potential load based upon rate per loaded mile, empty mile exposure, and history of obtaining a profitable return load from the proposed destination.

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

          Smithway also offers its customers EDI and web-based technology which allows customers to communicate directly with the Company via computer link or the Internet and, with the aid of satellite communication, obtain location updates of in-transit freight, expected delivery times, and account payment instructions.

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

         In 2000, the combination of high fuel prices, a slowing economy, and tightened credit standards placed extreme pressure on independent contractors. Many were forced to exit their business. Smithway's average number of independent contractors decreased by approximately 11% during 2000 compared with 1999.

         Smithway has implemented several policies to promote driver and independent contractor recruiting and retention. These include maintaining an open-door policy with easy access to senior executives, appointing an advisory board comprised of top drivers and independent contractors to consult with management, and assigning each driver and independent contractor to a particular dispatcher to insure personal contact. In addition, the Company utilizes conventional (engine-forward) tractors, which are more comfortable for the driver, and operates over relatively short-to- medium distances (712-mile average length of haul in 2000) to return drivers home as frequently as possible.

         Smithway is not a party to a collective bargaining agreement and its employees are not represented by a union. At December 31, 2000, the Company had 800 Company drivers, 340 non-driver employees, and 614 independent contractors. Management believes that the Company has good relationships with its employees and independent contractors.

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

Revenue Equipment

         Smithway's equipment strategy for its owned tractors (as opposed to independent contractors' tractors) is to operate late-model tractors to control repair and maintenance expense and gain improvements in fuel efficiency. As a result of advances in the manufacturing of tractors and major components, as well as the depressed value of used equipment, the Company has extended its trade cycle to mileage of 550,000 to 575,000 miles. This mileage exceeds warranty limits. Based upon projected repair and maintenance needs, management does not expect a substantial increase in repair and maintenance expense compared with the cost of disposing of tractors on the former trade cycle. Smithway orders conventional (engine forward) tractors with standard engine and drivetrain components, and trailers with standard brakes and tires to minimize its inventory of spare parts. All equipment is subject to the Company's regular maintenance program, and is also inspected and maintained each time it passes through a Smithway maintenance facility. Smithway's company-owned tractor fleet had an average age of 28 months at December 31, 2000.

Competition

         The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the flatbed or van market. Smithway competes primarily with other regional, short-to-medium-haul carriers and private truck fleets used by shippers to transport their own products in proprietary equipment. Competition is based primarily upon service and price. The Company competes to a limited extent with rail and rail-truck intermodal service, but attempts to limit this competition by seeking service-sensitive freight and focusing on short-to-medium lengths of haul. Although management believes the approximately 1,000 company drivers and independent contractors dedicated to its flatbed operation at December 31, 2000, rank its flatbed division among the ten largest such fleets in that industry segment, there are other trucking companies, including diversified carriers with large flatbed fleets, that possess substantially greater financial resources and operate more equipment than Smithway.

Fuel Availability and Cost

         The Company actively manages its fuel costs. Company drivers purchase virtually all of the Company's fuel through service centers with which Smithway has volume purchasing arrangements. In addition, management periodically enters into futures contracts and price swap agreements on heating oil, which is derived from the same petroleum products as diesel fuel, in an effort to partially hedge increases in fuel prices. Most of the Company's contracts with customers contain fuel surcharge provisions and the Company also attempts to recover increases in fuel prices through higher rates. However, increases in fuel prices are generally not fully offset through these measures.

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

ITEM 2.           PROPERTIES

         Smithway's headquarters consists of 25,000 square feet of office space and 51,000 square feet of equipment maintenance and wash facilities, located on 31 acres near Fort Dodge, Iowa. The Smithway Network consists of locations in or near the following cities with the facilities noted:

                                                         Driver
       Company Locations           Maintenance        Recruitment        Dispatch        Sales        Ownership
       -----------------           -----------        -----------        --------        -----        ---------
Altoona, Iowa ................          X                                                  X            Owned
Birmingham, Alabama ..........                             X                 X             X            Leased
Black Hawk, South Dakota......          X                  X                 X             X            Owned
Chicago, Illinois.............                                               X             X            Owned
Cincinnati, Ohio..............                                               X             X            Leased
Cohasset, Minnesota...........          X                                    X             X            Owned
Dallas, Texas.................                             X                 X             X            Leased+
Denver, Colorado..............                                               X             X            Leased+
Enid, Oklahoma................          X                  X                 X             X            Leased
Fort Dodge, Iowa..............          X                  X                 X             X            Owned
Grand Rapids, Michigan........                                               X             X            Leased
Joplin, Missouri..............          X                  X                 X             X            Owned
Kansas City, Missouri.........                                               X             X            Leased
McPherson, Kansas.............          X                                    X             X            Owned
Oklahoma City, Oklahoma.......                                               X             X            Owned
Oshkosh, Wisconsin............                                               X             X            Leased+
Stockton, California..........          X                  X                 X             X            Leased
St. Louis, Missouri...........                                               X             X            Leased+
St. Paul, Minnesota...........                                               X             X            Leased+
Tulsa, Oklahoma ..............                                                             X            Leased
Yankton, South Dakota.........          X                  X                 X             X            Owned
Youngstown, Ohio..............                             X                 X             X            Leased+
        Agent Locations
        ---------------
Cedar Rapids, Iowa ...........                                               X             X
Detroit, Michigan ............                                               X             X
Hennepin, Illinois ...........                                               X             X
Norfolk, Nebraska ............                                               X             X
Toledo, Ohio .................                                               X             X
------------------------------------

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 2000, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Price Range of Common Stock. The Company's Class A Common Stock is traded on the Nasdaq National Market under the symbol "SMXC." The following table sets forth for the calendar periods indicated the range of high and low sales prices for the Company's Class A Common Stock as reported by Nasdaq from January 1, 1999, to December 31, 2000.

          Period                           High                    Low
--------------------------------- ---------------------- -----------------------
Calendar Year 2000
      1st  Quarter                  $      4.31            $       2.75
      2nd Quarter                   $      3.75            $       1.63
      3rd Quarter                   $      3.25            $       1.84
      4th Quarter                   $      2.94            $       1.63


          Period                           High                    Low
--------------------------------- ---------------------- -----------------------
Calendar Year 1999
      1st  Quarter                  $      9.50            $       7.38
      2nd Quarter                   $     10.69            $       6.75
      3rd Quarter                   $     10.50            $       7.44
      4th Quarter                   $      8.50            $       3.56


          As of January 31, 2001 the Company had 334 stockholders of record of its Class A Common Stock. However, the Company believes that many additional holders of Class A Common Stock are unidentified because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

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

ITEM 6.           SELECTED FINANCIAL AND OPERATING DATA

                                                                            Years Ended December 31,
                                                          1996         1997          1998         1999           2000
                                                          ----         ----          ----         ----           ----
Statement of Operations Data:                                  (In thousands, except per share and operating data)
Operating revenue....................................  $    93,667 $    120,117  $    161,375 $     196,945  $     198,990
Operating expenses:
  Purchased transportation...........................       37,386       47,095        66,495        79,735         77,755
  Compensation and employee benefits.................       20,800       26,904        38,191        49,255         51,718
  Fuel, supplies, and maintenance....................       12,347       15,965        19,738        23,754         30,995
  Insurance and claims...............................        1,995        2,206         2,745         4,212          3,426
  Taxes and licenses.................................        1,856        2,299         3,048         4,045          3,943
  General and administrative.........................        4,214        5,391         6,237         7,491          8,319
  Communications and utilities.......................          971        1,378         1,838         2,190          2,052
  Depreciation and amortization......................        5,740        7,880        11,015        15,800         19,325
                                                       ----------- ------------  ------------ -------------  -------------
     Total operating expenses........................       85,309      109,118       149,307       186,482        197,533
                                                       ----------- ------------  ------------ -------------  -------------
     Earnings from operations........................        8,358       10,999        12,068        10,463          1,457
Interest expense (net)...............................        1,548        1,545         2,965         3,715          4,029
                                                       ----------- ------------  ------------ -------------  -------------
Earnings (loss) before income taxes..................        6,810        9,454         9,103         6,748         (2,572)
Income taxes (benefit)...............................        2,860        3,781         3,774         2,822           (581)
                                                       ----------- ------------  ------------ -------------  -------------
Net earnings (loss)..................................  $     3,950 $      5,673  $      5,329 $       3,926  $      (1,991)
                                                       =========== ============  ============ =============  =============
Basic and diluted earnings per common share..........  $      0.93 $       1.13  $       1.06 $        0.78  $     (0.40)
                                                       =========== ============  ============ =============  =============

Operating Data(1)
Operating ratio(2)...................................        91.1%        90.8%         92.5%         94.7%          99.3%
Average revenue per tractor per week(3)..............  $     2,243 $      2,342  $      2,330 $       2,299  $       2,261
Average revenue per loaded mile(3)...................  $      1.37 $       1.36  $       1.33 $        1.33  $        1.32
Average length of haul in miles......................          568          609           659           678            712
Company tractors at end of period....................          458          525           815           844            887
Independent contractor tractors at end of period.....          406          443           711           689            614
Weighted average tractors during period..............          747          909         1,236         1,532          1,515
Trailers at end of period............................        1,492        1,673         2,720         2,783          2,679
Weighted averages shares outstanding:
  Basic..............................................        4,250        5,001         5,012         5,031          5,009
  Diluted............................................        4,250        5,019         5,037         5,032          5,009

Balance Sheet Data (at end of period):
Working capital......................................  $     1,893 $     10,100  $      6,811 $       5,159  $       3,300
Net property and equipment...........................       39,170       53,132        87,137        94,305         86,748
Total assets.........................................       55,330       74,878       115,494       125,014        115,828
Long-term debt, including current maturities.........       15,904       30,976        61,703        59,515         52,334
Total stockholders' equity...........................       24,193       29,906        35,405        39,508         37,233


(1) Excludes brokerage activities except as to operating ratio.
(2) Operating expenses as a percentage of operating revenue.
(3) Net of fuel surcharges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         Except for the historical information contained herein, the discussion in this annual report on Form 10-K contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in the section entitled "Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in this item and elsewhere in this annual report on Form 10-K.

General

         The Company expanded its operations over the past three years through a combination of acquisitions and internal growth. From 1998 to 2000 operating revenue increased 23.3%, to $199 million in 2000 from $161 million in 1998. For the year 2000, Smithway experienced a net loss of $1,991,000 or $.40 per basic and diluted share. The loss included fourth-quarter pre-tax adjustments of $1.8 million relating to tractor values and reserves for accounts receivable.

         The trucking industry operated in a very difficult business environment in 2000. A combination of high fuel prices, a depressed used truck market, a declining number of owner-operators, and slowing freight demand affected the profitability of most trucking companies, including Smithway.

         Smithway's revenue was negatively impacted by three main factors. The slowing economy reduced revenue per tractor per week versus the prior year, especially during the second half and fourth quarter of 2000. In addition, high fuel prices and lower freight demand caused the average number of owner-operators providing tractors to Smithway to drop by 11% during 2000. With fewer tractors operating, Smithway's revenue base suffered. In addition to industry pressures, the Company's dry van operation significantly underperformed the flatbed operation. During December a convergence of plant closings and severe ice, cold, and snow compounded the effect of slow freight demand. Management estimates that the combined revenue impact of these factors for the year was approximately $11.3 million.

         On the expense side, Smithway's profitability was affected primarily by high fuel prices and two non-recurring adjustments. Smithway's average price per gallon of fuel increased 33% over 1999. After fuel surcharges, the higher cost of fuel decreased operating income by $2.3 million for the year. During the fourth quarter, three of Smithway's significant customers declared bankruptcy. The Company reserved $775,000 pretax to reflect the full amount of the receivables owed by these customers plus certain amounts for other customers experiencing economic difficulties. The adjustment is reflected in general and administrative expense.

         In response to the depressed market for used revenue equipment, Smithway recorded an approximately $1.0 million pretax charge to reflect an adjustment in tractor values. The adjustment is included in depreciation and amortization.

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

Results of Operations

         The following table sets forth the percentage relationship of certain items to revenue for the periods indicated:

                                                                            1998               1999               2000
                                                                            ----               ----               ----
Operating revenue.........................................                 100.0%             100.0%             100.0%
Operating expenses:
         Purchased transportation.........................                  41.2               40.5               39.1
         Compensation and employee benefits...............                  23.7               25.0               26.0
         Fuel, supplies, and maintenance..................                  12.2               12.1               15.6
         Insurance and claims.............................                   1.7                2.1                1.7
         Taxes and licenses...............................                   1.9                2.1                2.0
         General and administrative.......................                   3.9                3.8                4.2
         Communication and utilities......................                   1.1                1.1                1.0
         Depreciation and amortization....................                   6.8                8.0                9.7
                                                               ----------------------------------------------------------
         Total operating expenses.........................                  92.5               94.7               99.3
                                                               ----------------------------------------------------------
Earnings from operations..................................                   7.5                5.3                0.7
Interest expense, net.....................................                   1.8                1.9                2.0
                                                               ----------------------------------------------------------
Earnings (loss) before income taxes.......................                   5.6                3.4               (1.3)
Income taxes (benefit)....................................                   2.3                1.4               (0.3)
                                                               ----------------------------------------------------------
Net earnings (loss).......................................                   3.3%               2.0%              (1.0)%
                                                               ===========================================================

Comparison of year ended December 31, 2000 to year ended December 31, 1999.

         Operating revenue increased $2.1 million (1.0%), to $199.0 million in 2000 from $196.9 million in 1999. A substantial increase in fuel surcharge revenue to $7.3 million in 2000 from $489,000 in 1999 was largely offset by lower revenue per tractor per week (excluding revenue from brokerage operations), and slightly lower weighted average tractors. Approximately $3.9 million of the fuel surcharge revenue helped to offset Company fuel costs and the remainder was passed through to independent contractors. Revenue per tractor per week (net of fuel surcharges) decreased $38 per week (1.7%), to $2,261 in 2000 from $2,299 in 1999, primarily caused by a $.01 decrease in average revenue per loaded mile. Weighted average tractors decreased 1.1%, to 1,515 in 2000 from 1,532 during 1999 as the Company's owner operator fleet decreased due to economic pressures that forced many to leave the trucking industry. Revenue from the Company's brokerage operations increased $752,000 (6.5%), to $12.3 million in 2000 from $11.6 million in 1999.

         Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $1.9 million (2.5%), to $77.8 million in 2000 from $79.7 million in 1999, as the Company contracted with fewer independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation decreased to 39.1% in 2000 from 40.5% in 1999. This reflects a decrease in the percentage of the Company's fleet supplied by independent contractors which was partially offset by an increase in the percentage of revenue paid to the independent contractors as they receive 100% of fuel surcharges attributable to the loads they haul.

         Compensation and employee benefits increased $2.5 million (5.0%), to $51.7 million in 2000 from $49.3 million in 1999. As a percentage of revenue, compensation and employee benefits increased to 26.0% in 2000 from 25.0% in 1999. The increase was primarily attributable to an increase in the per-mile wage paid to flatbed drivers in October 1999 and an increase in the percentage of the Company's revenue attributable to company-owned equipment. This was partially offset by a decrease in workers' compensation and health insurance claims in 2000 compared with 1999.

         Fuel, supplies, and maintenance increased $7.2 million (30.5%), to $31.0 million in 2000 from $23.8 million in 1999. As a percentage of revenue, fuel, supplies, and maintenance increased dramatically to 15.6% in 2000 from 12.1% in 1999 caused primarily by higher fuel price. Average fuel prices increased to $1.45 per gallon during 2000 from $1.09 per gallon in 1999. This increase was partially offset by $3.9 million of fuel surcharges attributable to loads hauled by Company trucks and $667,000 gains from fuel hedging transactions. The Company is attempting to recover increases in fuel prices through fuel surcharges and higher rates, however, market pressures indicate that the costs will not be fully offset through these measures. The Company's fuel hedging positions expired in June 2000. Maintenance expense may increase in future periods as the Company lengthens its trade cycle for tractors beyond existing warranty terms.

         Insurance and claims decreased $786,000 (18.7%), to $3.4 million in 2000 from $4.2 million in 1999. As a percentage of revenue, insurance and claims decreased to 1.7% of revenue in 2000 compared with 2.1% in 1999, reflecting a decrease in liability and physical damage claims paid and reserved.

         Taxes and licenses decreased $102,000 (2.5%), to $3.9 million in 2000 from $4.0 million in 1999, reflecting a decrease in the number of shipments requiring special permits. The special permits are paid for by the shippers, which is included in freight revenue. As a percentage of revenue, taxes and licenses remained relatively constant at 2.0% of revenue in 2000 compared with 2.1% of revenue in 1999.

         General and administrative expenses increased $828,000 (11.1%), to $8.3 million in 2000 from $7.5 million in 1999 caused by an increase in bad debt expense. During the fourth quarter of 2000, three major customers declared bankruptcy causing the Company to increase its allowance for doubtful accounts by $775,000. Other general and administrative expenses remained relatively unchanged. As a percentage of revenue, general and administrative expenses increased to 4.2% of revenue in 2000 compared with 3.8% of revenue in 1999. Without the increase in allowance for doubtful accounts, general and administrative expenses would have remained constant at approximately 3.8% of revenue in each year.

         Communications and utilities decreased $138,000 (6.3%), to $2.1 million in 2000 from $2.2 million in 1999. As a percentage of revenue, communications and utilities remained relatively constant at 1.0% of revenue in 2000 compared with 1.1% of revenue in 1999.

         Depreciation and amortization increased $3.5 million (22.3%), to $19.3 million in 2000 from $15.8 million in 1999. In 2000 the market value of used tractors declined in the United States. In response, management assessed the valuation of its long-lived assets and identified tractors with carrying values in excess of recoverable value. The carrying value of these tractors was reduced by $1,033,000. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In 2000, the Company recognized net losses on equipment of $881,000, adjusting for the $1,033,000 write-down of equipment, compared to net gain of $954,000 in 1999, causing a $1.8 million increase in depreciation and amortization expense. Additionally, increasing costs of new equipment continue to increase depreciation per tractor. As a percentage of revenue, depreciation and amortization increased to 9.7% of revenue in 2000 from 8.0% in 1999, reflecting losses on equipment, higher cost of new equipment, and lower revenue per tractor that less efficiently spread this fixed cost.

         Interest expense, net, increased $314,000 (8.5%), to $4.0 million in 2000 from $3.7 million in 1999. This increase was attributable to higher interest rates, offset partially by lower average debt outstanding. As a percentage of revenue, interest expense, net, increased slightly to 2.0% of revenue in 2000 compared with 1.9% in 1999.

         As a result of the foregoing, the Company's pretax margin decreased to (1.3%) in 2000 from 3.4% in 1999.

         The Company's income tax benefit for 2000 was $581,000, or 22.6% of loss before income taxes. The Company's income tax expense for 1999 was $2.8 million, or 41.8% of earnings before income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of the Company's pretax earnings.

         As a result of the factors described above, net loss was $2.0 million in 2000 (1.0% of revenue), compared with net earnings of $3.9 million in 1999 (2.0% of revenue).

Comparison of year ended December 31, 1999 to year ended December 31, 1998.

         Operating revenue increased $35.5 million (22.0%), to $196.9 million in 1999 from $161.4 million in 1998. The revenue increase resulted primarily from a 24.0% increase in weighted average tractors, to 1,532 in 1999 from 1,236 during 1998 as the Company expanded internally to meet customer demand and acquired the business of East West Motor Express, Inc. ("East West") in February 1998, TP Transportation, Inc. ("TP") in August 1998, and JHT, Inc. ("JHT") in October 1998. This was partially offset by lower revenue per tractor per week (excluding revenue from brokerage operations), which decreased $31 per week (1.3%), to $2,299 in 1999 from $2,330 in 1998. This decrease was caused by a shortage of manned tractors in the fleet in the second half of the year and lower miles and revenue per tractor in the dry van operations. Revenue from the Company's brokerage operations increased $1.2 million (11.5%), to $11.6 million in 1999 from $10.4 million in 1998.

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

         Compensation and employee benefits increased $11.1 million (29.0%), to $49.3 million in 1999 from $38.2 million in 1998. As a percentage of revenue, compensation and employee benefits increased to 25.0% in 1999 from 23.7% in 1998. The increase was attributable to (i) an increase in the self-insured retention for workers' compensation and health insurance claims and reserve amounts for the period, (ii) an increase in the per-mile wage paid to flatbed drivers in October 1999, (iii) an increase in the number of driver trainers and trainees, and (iv) a slight increase in the percentage of the Company's fleet supplied by Company trucks.

     Fuel, supplies, and maintenance increased $4.1 million (20.3%), to $23.8 million in 1999 from $19.7 million in 1998. As a percentage of revenue, fuel, supplies, and maintenance decreased slightly to 12.1% in 1999 from 12.2% in 1998 in spite of a 5.8% increase in fuel costs to $1.09 per gallon during 1999 from $1.03 per gallon in 1998. The increased fuel costs were largely offset by gains from fuel hedging transactions as well as lower costs for parts, tires, tarps, supplies, and binders. The Company is attempting to recover increases in fuel prices through fuel surcharges and higher rates, however, recent fuel price increases will not be fully offset through these measures. Going forward, the Company's fuel hedging positions cover less fuel than in 1999 and expire in June 2000.

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

Liquidity and Capital Resources

         The growth of the Company's business has required significant investments in new revenue equipment that the Company has financed in recent years with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, and equipment leases from third-party lessors. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. The Company reduced its borrowing by $6.8 million during 2000 as cash generated from operations paid down long-term debts. Management believes that its sources of liquidity are adequate to meet its currently anticipated working capital requirements, capital expenditures, and other needs at least through 2001.

         Net cash provided by operating activities was $16.5 million, $24.0 million, and $18.7 million for the years ended December 31, 1998, 1999, and 2000, respectively. The Company's principal use of cash from operations is to service debt and internally finance accounts receivable associated with growth in the business. Total receivables increased (decreased) $4.5 million, $3.4 million, and ($1.4) million for the years ended December 31, 1998, 1999, and 2000, respectively. The average age of the Company's trade accounts receivable was approximately 33 days for 1998, 35 days for 1999, and 37 days for 2000.

         Net cash used in investing activities was $36.6 million, $14.7 million, and $2.6 million for the years ended December 31, 1998, 1999, and 2000, respectively. Such amounts related primarily to payments made in acquisitions of three trucking companies and purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $6.4 million during 2001. Such projected capital expenditures are expected to be funded with cash flow from operations, borrowings, or operating leases.

         Net cash provided by (used in) financing activities of $17.3 million, ($9.9 million), and ($16.5 million) for the years ended December 31, 1998, 1999, and 2000, respectively, consisted primarily of net borrowings (payments) of $17.3 million, ($9.9 million), and ($16.5 million) of principal under the Company's long-term debt agreements.

         At December 31, 2000, the Company had outstanding long-term debt (including current maturities) of approximately $52.3 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $33.8 million consisted of borrowings from financial institutions and equipment manufacturers and $18.5 million represented the amount drawn under the Company's revolving credit facility. Interest rates on this debt range from 5.81% to 7.96% with maturities through 2005.

         Currently the Company's revolving credit facility provides for borrowings of up to $32.5 million, based upon certain accounts receivable and revenue equipment values. The interest rate under the credit facility is currently 1.25% plus the LIBOR rate for the corresponding period. The credit facility is secured and contains covenants that impose certain minimum financial ratios and limit additional liens, the size of certain mergers and acquisitions, dividends, and other matters. The Company was in compliance with the credit facility at December 31, 2000 and currently is in compliance.

Market Risks

         The Company is exposed to market risks from changes in (i) certain interest rates on its debt and (ii) certain commodity prices.

Interest Rate Risk

         The revolving credit facility, provided there has been no default, carries a variable interest rate based on LIBOR plus an applicable margin for the corresponding period. In addition, approximately $11.3 million of the Company's other debt carries variable interest rates. This variable interest exposes the Company to the risk that interest rates may rise. Assuming borrowing levels at December 31, 2000, a one-point increase in the LIBOR would increase interest expense by approximately $298,000. The remainder of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At December 31, 2000, approximately 57.0% of the Company's debt carries a variable interest rate and the remainder is fixed.

Commodity Price Risk

          The Company in the past has used derivative instruments, including heating oil price swap agreements, to reduce a portion of its exposure to fuel price fluctuations. At December 31, 2000, the Company had no such agreements in place.

         The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.

Inflation and Fuel Costs

         Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. During the past three years, the most significant effects of inflation have been on revenue equipment prices, the compensation paid to drivers, and fuel prices. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. The Company attempts to limit the effects of inflation through increases in freight rates and certain cost control efforts. The failure to obtain rate increases in the future could adversely affect profitability. High fuel prices also decrease the Company's profitability. Most of the Company's contracts with customers contain fuel surcharge provisions. Although the Company attempts to pass through increases in fuel prices to customers in the form of surcharges and higher rates, the fuel price increases are not fully recovered. The recent increases in fuel prices will not be fully offset through surcharges and higher rates.

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

Factors That May Affect Future Results

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

         Resale of Used Revenue Equipment. The Company historically has recognized a gain on the sale of its revenue equipment. The market for used equipment weakened dramatically since late 1999. If the resale value of the Company's revenue equipment were to remain low or decline, the Company could find it necessary to dispose of its equipment at a lower gain or a loss, or retain some of its equipment longer, with a resulting increase in operating expenses.

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

         Acquisitions. A significant portion of the Company's growth since June 1995 has occurred through acquisitions. In 2000, management concentrated on strengthening its balance sheet and on improving the profitability of its current operations and did not pursue additional acquisitions as aggressively. Accordingly, the Company's revenue growth rate may suffer.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of earnings, cash flows, stockholders' equity, and notes related thereto, are included at pages 20 to 34 of this report. The supplementary quarterly financial data follows:

                                                                      Quarterly Financial Data
                                                         (Dollars in thousands, except earnings per share)
                                                 ------------------------------------------------------------------
                                                 First Quarter    Second Quarter    Third Quarter   Fourth Quarter
                                                      2000             2000             2000            2000
                                                 -------------- ------------------ -------------- -----------------
Operating revenue................................$       50,748 $           51,094 $       50,206 $          46,942
Earnings (loss) from operations..................         1,519              1,206          1,204            (2,472)
Earnings (loss) before income taxes..............           521                170            174            (3,437)
Income taxes (benefit)...........................           283                163            153            (1,180)
Net earnings (loss)..............................           238                  7             21            (2,257)
Basic and diluted earnings (loss) per share......$         0.05 $             0.00 $         0.00 $           (0.46)



                                                 First Quarter    Second Quarter    Third Quarter   Fourth Quarter
                                                      1999             1999             1999            1999
                                                 -------------- ------------------ -------------- -----------------
Operating revenue................................$       47,295 $           51,117 $       50,043 $          48,490
Earnings from operations.........................         3,150              3,883          1,959             1,471
Earnings before income taxes.....................         2,237              2,952          1,035               524
Income taxes.....................................           933              1,230            425               234
Net earnings.....................................         1,304              1,722            610               290
Basic and diluted earnings per share.............$         0.26 $             0.34 $         0.12 $            0.06


As a result of rounding, the total of the four quarters may not equal the Company's results for the full year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 2000, involving a change of accountants or disagreements on accounting and financial disclosure.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information respecting executive officers and directors set forth under the captions "Election of Directors; Information Concerning Directors and Executive Officers" on page 3 and 4 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of the Registrant's Proxy Statement for the 2000 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement") is incorporated by reference; provided, that the "Audit Committee Report for 2000" and the Stock Price Performance Graph contained in the Proxy Statement are not incorporated by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information respecting executive compensation set forth under the caption "Executive Compensation" on page 5 and 6 of the Proxy Statement is incorporated herein by reference; provided, that the "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Principal Stockholders and Management" on page 9 of the Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information respecting certain relationships and transactions of management set forth under the captions "Compensation Committee Interlocks, Insider Participation, and Related Party Transactions" on page 5 of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)      1.       Financial Statements.

         The Company's audited financial statements are set forth at the following pages of this report:

                                                                            Page
Independent Auditors' Report..............................................    21
Consolidated Balance Sheets...............................................    22
Consolidated Statements of Earnings.......................................    24
Consolidated Statements of  Stockholders' Equity..........................    25
Consolidated Statements of Cash Flows.....................................    26
Notes to Consolidated Financial Statements................................    28

         2.       Financial Statement Schedules.

         Financial statement schedules are not required because all required information is included in the financial statements.

         3.       Exhibits

         See list under Item 14(c) below, with management compensatory plans and arrangements being listed under 10.2, 10.3, and 10.5.

(b)      Reports on Form 8-K

         None

(c)        Exhibits

Exhibit                                  Description
Number

3.1      +         Articles of Incorporation.
3.2      +         Bylaws.
4.1      +         Articles of Incorporation.
4.2      +         Bylaws.
10.1     +         Outside Director Stock Plan dated March 1, 1995.
10.2     +         Incentive Stock Plan adopted March 1, 1995.
10.3     +         401(k) Plan adopted August 14, 1992, as amended.
10.4     +         Form of Agency Agreement between Smithway Motor Xpress, Inc.
                   and its independent commission agents.
10.5     +         Memorandum of officer incentive compensation policy.
10.6     +         Form of Independent Contractor Agreement between Smithway
                   Motor Xpress, Inc. and its independent contractor providers of tractors.
10.7     ++        Credit Agreement dated September  3,  1997,  between Smithway
                   Motor Xpress Corp., as Guarantor, Smithway Motor Xpress,
                   Inc., as Borrower, and LaSalle National Bank.
10.8     +++       First  Amendment  to Credit  Agreement  dated March 1, 1998, between  Smithway  Motor Xpress Corp., as Guarantor, Smithway
                   Motor Xpress, Inc., as Borrower, and LaSalle National Bank.
10.9     +++       Second  Amendment to Credit  Agreement dated March 15, 1998, between  Smithway Motor Xpress Corp.,  as Guarantor, Smithway
                   Motor Xpress, Inc., as  Borrower,  and LaSalle National Bank.
10.10    *         Third Amendment to Credit Agreement dated October 30, 1998, between Smithway Motor Xpress Corp., as Guarantor, Smithway
                   Motor Xpress, Inc., as Borrower, and LaSalle National Bank,
                   as Lender.
10.11    **        Amendment No. 2 to Smithway Motor Xpress Corp. Incentive
                   Stock Plan, adopted May 7, 1999.
10.12    ***       Fourth Amendment to Credit Agreement dated August 20, 1999, between Smithway Motor Xpress Corp., as Guarantor, Smithway
                   Motor Xpress, Inc., as Borrower, and LaSalle National Bank.
10.13    ****      Fifth Amendment to Credit Agreement dated December 17, 1999, between Smithway Motor Xpress Corp., as Guarantor, Smithway
                   Motor Xpress, Inc., as Borrower, and LaSalle National Bank.
10.14    *****     1997 Profit Incentive Plan, adopted May 8, 1997.

10.15    ^         Form of Outside Director Stock Option Agreement dated
                   July 27, 2000 between Smithway Motor Xpress Corp. and each of its non-employee directors.
21       ****      List of Subsidiaries.
23       #         Consent of KPMG LLP, independent auditors.

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

^ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000. Commission File No. 000-20793, dated November 3, 2000.

#        Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SMITHWAY MOTOR XPRESS CORP.



Date: March 16, 2001                By:     /s/ William G. Smith
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


    Signature                            Position                     Date
    ---------                            --------                     ----
/s/ William G. Smith            Chairman of the Board, President,
--------------------            and Chief Executive Officer;
William G. Smith                Director (principal executive
                                officer)                          March 16, 2001

/s/ G. Larry Owens              Executive Vice President, Chief
------------------              Operating Officer, and Chief
G. Larry Owens                  Financial Officer; Director       March 16, 2001

/s/ Douglas C. Sandvig          Controller and Chief Accounting
----------------------          Officer (principal financial and
Douglas C. Sandvig              accounting officer)               March 16, 2001

/s/ Herbert D. Ihle
-------------------
Herbert D. Ihle                 Director                          March 16, 2001

/s/ Robert  E. Rich
-------------------
Robert E. Rich                  Director                          March 16, 2001

/s/ Terry G. Christenberry      Director                          March 16, 2001
--------------------------
Terry G. Christenberry

                       Independent Auditors' Report


To the Stockholders and Board of Directors of Smithway Motor Xpress Corp.:

         We have audited the accompanying consolidated balance sheets of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                  /s/ KPMG LLP
KPMG LLP



Des Moines,  Iowa
February  2, 2001,  except for Note 4
which is as of March 1, 2001


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                          December 31,
                                                                              -------------------------------------
                                                                                     1999               2000
                                                                              ------------------ ------------------
                                    ASSETS
Current assets:
  Cash and cash equivalents...................................................$              685 $              349
  Receivables:
    Trade (note 4)............................................................            17,928             17,832
    Other.....................................................................             1,599              1,310
    Recoverable income taxes..................................................             1,021                 17
  Inventories.................................................................             1,611              1,586
  Deposits, primarily with insurers (note 10)                                                281                160
  Prepaid expenses............................................................               579                910
  Deferred income taxes (note 5)..............................................             1,111              1,384
                                                                              ------------------ ------------------
         Total current assets.................................................            24,815             23,548
                                                                              ------------------ ------------------
Property and equipment (note 4):
  Land........................................................................             1,081              1,412
  Buildings and improvements..................................................             6,865              7,006
  Tractors....................................................................            74,004             77,098
  Trailers....................................................................            42,054             43,167
  Other equipment.............................................................             6,765              7,497
                                                                              ------------------ ------------------
                                                                                         130,769            136,180
  Less accumulated depreciation...............................................            36,464             49,432
                                                                              ------------------ ------------------
         Net property and equipment...........................................            94,305             86,748
                                                                              ------------------ ------------------
Intangible assets, net (note 2)...............................................             5,650              5,191
Other assets..................................................................               244                341
                                                                              ------------------ ------------------
                                                                              $          125,014 $          115,828
                                                                              ================== ==================

          See accompanying notes to consolidated financial statements.


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                          December 31,
                                                                              -------------------------------------
                                                                                     1999               2000
                                                                              ------------------ ------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (note 4)...............................$            8,530 $            8,636
  Accounts payable............................................................             4,962              5,669
  Accrued compensation........................................................             2,436              2,505
  Accrued loss reserves (note 10).............................................             2,540              2,344
  Other accrued expenses......................................................             1,188              1,094
                                                                              ------------------ ------------------
         Total current liabilities............................................            19,656             20,248
Long-term debt, less current maturities (note 4)..............................            50,985             43,698
Deferred income taxes (note 5)................................................            14,865             14,649
                                                                              ------------------ ------------------
         Total liabilities....................................................            85,506             78,595
                                                                              ------------------ ------------------
Stockholders' equity (notes 7 and 8):
  Preferred stock (.01 par value; authorized 5 million shares; issued none)...                 -                  -
  Common stock:
    Class A (.01 par value; authorized 20 million shares;
                   issued 1999 and 2000 - 4,035, 989 shares)..................                40                 40
    Class B (.01 par value; authorized 5 million shares;
                  issued 1 million shares)....................................                10                 10
  Additional paid-in capital..................................................            11,414             11,396
  Retained earnings...........................................................            28,044             26,053
  Reacquired shares, at cost (1999 - no shares; 2000 - 119,625 shares)........                 -               (266)
                                                                              ------------------ ------------------
         Total stockholders' equity...........................................            39,508             37,233
Commitments (notes 4 and 10)
                                                                              ------------------ ------------------
                                                                              $          125,014 $          115,828
                                                                              ================== ==================

          See accompanying notes to consolidated financial statements.


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                  (Dollars in thousands, except per share data)


                                                                          Years ended December 31,
                                                          ---------------------------------------------------------
                                                                1998                1999                2000
                                                          -----------------  ------------------  ------------------
Operating revenue:
     Freight..............................................$         160,975  $          196,420  $          198,247
     Other..............................................                400                 525                 743
                                                          -----------------  ------------------  ------------------
           Operating revenue..............................          161,375             196,945             198,990
                                                          -----------------  ------------------  ------------------
Operating expenses:
     Purchased transportation.............................           66,495              79,735              77,755
     Compensation and employee benefits...................           38,191              49,255              51,718
     Fuel, supplies, and maintenance......................           19,738              23,754              30,995
     Insurance and claims.................................            2,745               4,212               3,426
     Taxes and licenses...................................            3,048               4,045               3,943
     General and administrative...........................            6,237               7,491               8,319
     Communications and utilities.........................            1,838               2,190               2,052
     Depreciation and amortization........................           11,015              15,800              19,325
                                                          -----------------  ------------------  ------------------
          Total operating expenses........................          149,307             186,482             197,533
                                                          -----------------  ------------------  ------------------
            Earnings from operations......................           12,068              10,463               1,457
Financial (expense) income
     Interest expense.....................................           (3,200)             (3,829)             (4,124)
     Interest income......................................              235                 114                  95
                                                          -----------------  ------------------  ------------------
             Earnings (loss) before income taxes..........            9,103               6,748              (2,572)
Income taxes (benefit) (note 5)...........................            3,774               2,822                (581)
                                                          -----------------  ------------------  ------------------
             Net earnings (loss)..........................$           5,329  $            3,926  $           (1,991)
                                                          =================  ==================  ==================
Basic and diluted earnings (loss) per share (note 8)......$             1.0  $              0.7  $            (0.40)
                                                          =================  ==================  ==================

          See accompanying notes to consolidated financial statements.


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1998, 1999, and 2000
                             (Dollars in thousands)


                                                      Additional                                   Total
                                           Common      paid-in       Retained     Reacquired   stockholders'
                                           stock       capital       earnings       shares         equity
                                        --------------------------------------------------------------------
Balance at December 31, 1997............ $        50 $     11,144  $      18,789 $        (77) $      29,906
Net earnings............................           -            -          5,329            -          5,329
Issuance of stock bonuses...............           -          165              -            -            165
Treasury stock reissued (519 shares)....           -            2              -            3              5
                                        --------------------------------------------------------------------
Balance at December 31, 1998............          50       11,311         24,118          (74)        35,405
Net earnings............................           -            -          3,926            -          3,926
Issuance of stock bonuses...............           -           56              -            -             56
Treasury stock reissued for stock
bonuses (13,885 shares).................           -           47              -           74            121
                                        --------------------------------------------------------------------
Balance at December 31, 1999............          50       11,414         28,044            -         39,508
Net earnings............................           -            -         (1,991)           -         (1,991)
Treasury stock acquired (167,922 shares)           -            -              -         (456)          (456)
Treasury stock reissued for stock
bonuses (48,297 shares).................           -          (18)             -          190            172
                                         -------------------------------------------------------------------
Balance at December 31, 2000............ $        50 $     11,396  $      26,053 $       (266) $      37,233
                                         ===================================================================

          See accompanying notes to consolidated financial statements.


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                               Years ended December 31,
                                                                   ------------------------------------------------
                                                                        1998            1999             2000
                                                                   --------------   -------------   ---------------
Cash flows from operating activities:
  Net earnings (loss)..............................................$        5,329   $       3,926   $        (1,991)
                                                                   --------------   -------------   ---------------
  Adjustments   to  reconcile   net  earnings  to  cash  provided  by  operating
  activities:
      Depreciation and amortization................................        11,015          15,800            19,325
      Deferred income taxes........................................         2,880           2,884              (489)
      Stock bonuses................................................           165             177               172
      Change in:
           Receivables.............................................        (4,546)         (3,431)            1,389
           Inventories.............................................          (107)            (74)               25
           Deposits, primarily with insurers.......................           379             110               121
           Prepaid expenses........................................           343             531              (331)
           Accounts payable and other accrued liabilities..........         1,050           4,120               486
                                                                   --------------   -------------   ---------------
               Total adjustments...................................        11,179          20,117            20,698
                                                                   --------------   -------------   ---------------
           Net cash provided by operating activities...............        16,508          24,043            18,707
                                                                   --------------   -------------   ---------------
Cash flows from investing activities:
  Payments  for acquisitions.......................................       (26,266)              -                 -
  Purchase of property and equipment...............................       (12,865)        (18,342)           (4,366)
  Proceeds from sale of property and equipment.....................         2,592           3,478             1,905
  Other............................................................           (36)            130               (97)
                                                                   --------------   -------------   ---------------
             Net cash used in investing activities.................       (36,575)        (14,734)           (2,558)
                                                                   --------------   -------------   ---------------
Cash flows from financing activities:
   Proceeds from long-term debt....................................        41,000               -             8,500
   Principal payments on long-term debt............................       (23,744)         (9,900)          (24,529)
   Other...........................................................             5               -              (456)
                                                                   --------------   -------------   ---------------
            Net cash provided by (used in) financing activities....        17,261          (9,900)          (16,485)
                                                                   --------------   -------------   ---------------
            Net decrease in cash and cash equivalents..............        (2,806)           (591)             (336)
Cash and cash equivalents at beginning of year.....................         4,082           1,276               685
                                                                   --------------   -------------   ---------------
Cash and cash equivalents at end of year...........................$        1,276   $         685   $           349
                                                                   ==============   =============   ===============

          See accompanying notes to consolidated financial statements.



                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                                                               Years ended December 31,
                                                                   ------------------------------------------------
                                                                        1998            1999             2000
                                                                   --------------   -------------   ---------------
Supplemental  disclosure of cash flow  information:  Cash paid (received) during year for:
          Interest.................................................$        3,262   $       3,806   $         4,181
          Income taxes.............................................         1,438             689            (1,096)
                                                                   ==============   =============   ===============

Supplemental schedules of noncash investing and financing activities:
   Notes payable issued for tractors and trailers..................$       11,780   $       7,712   $         8,848
   Issuance of stock bonuses.......................................           165             177               172
   Liability issued for intangible assets..........................         1,691               -                 -
                                                                   ==============   =============   ===============

Cash payments for acquisitions:
   Revenue equipment...............................................$       21,671   $           -   $             -
   Intangible assets...............................................         2,779               -                 -
   Land, buildings and other assets................................         1,816               -                 -
                                                                   --------------   -------------   ---------------
                                                                   $       26,266   $           -   $             -
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

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


Note 1: Summary of Significant Accounting Policies


Operations

         Smithway Motor Xpress Corp. and subsidiaries (the Company) is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily in flatbed operations. It generally operates over short-to-medium traffic routes, serving shippers located predominantly in the central United States. The Company also operates in the southern provinces of Canada. Canadian revenues, based on miles driven, were approximately $339, $667 and $670 for the years ended December 31, 1998, 1999 and 2000, respectively. The consolidated financial statements include the accounts of Smithway Motor Xpress Corp. and its three wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Customers

         The Company serves a diverse base of shippers. No single customer accounted for more than 10 percent of the Company's total operating revenues during any of the years ended December 31, 1998, 1999, and 2000. The Company's 10 largest customers accounted for approximately 26 percent, 27 percent, and 25 percent of the Company's total operating revenues during 1998, 1999, and 2000, respectively. The Company's largest concentration of customers is in the steel and building materials industries, which together accounted for approximately 46 percent, 43 percent, and 41 percent of the Company's total operating revenues in 1998, 1999, and 2000, respectively.

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

Cash and Cash Equivalents

         The Company considers interest-bearing instruments with maturity of three months or less at the date of purchase to be the equivalent of cash. At December 31, 1999 and 2000 cash equivalents consisted of $348 and $1,170 of commercial paper and United States Treasury bills.

Receivables

         Trade receivables are stated net of an allowance for doubtful accounts of $70 and $855 at December 31, 1999 and 2000, respectively. The financial status of customers is checked and monitored by the Company when granting credit. The Company routinely has significant dollar transactions with certain customers. During 2000, three significant customers declared bankruptcy causing the Company to increase its allowance for doubtful accounts by $775. At December 31, 1999 and 2000, no individual customer accounted for more than 10 percent of total trade receivables.

Inventories

         Inventories   consist  of  tractor  and  trailer  supplies  and  parts.
Inventories are stated at lower of cost (first-in, first-out method) or market.

Prepaid Expenses

         Prepaid expenses consist primarily of the cost of tarps, which are amortized over 36 months and licenses which are amortized over 12 months.

Accounting for Leases

         The Company is a lessee of revenue equipment under a limited number of operating leases. Rent expense is charged to operations as it is incurred under the terms of the respective leases. Under the leases for transportation equipment, the Company is responsible for all repairs, maintenance, insurance, and all other operating expenses. Certain leases on transportation equipment require the Company to guarantee the residual value at the maturity of the lease at amounts varying from 10 percent to 20 percent of the original equipment cost. The maximum contingent liability and approximate future minimum lease payments under such leases are not material.

         Rent charged to expense on the above leases, expired leases, and short-term rentals was $974 in 1998; $389 in 1999; and $310 in 2000.

Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 39 years for buildings and improvements, 5 to 7 years for tractors and trailers, and 3 to 10 years for other equipment. Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale. In accordance with industry practices, the gain or loss on retirement or sale is included in depreciation and amortization in the consolidated statements of earnings. Gains or losses on trade-ins are included in the basis of the new asset.

         In 2000 the market value of used tractors declined in the United States. In response, management assessed the valuation of its long-lived assets and identified tractors with carrying values in excess of recoverable value. The carrying value of these tractors was reduced by $1,033 which is reflected in depreciation and amortization expense for the year.

Intangibles

         Intangible assets, primarily goodwill, are recorded at cost and are amortized using the straight-line method over periods ranging from 5 to 15 years. Accumulated amortization of $1,178 and $1,803, at December 31, 1999 and 2000, respectively, has been netted against these intangible assets. Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on
projected   discounted  future  operating  cash  flows  using  a  discount  rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

Derivative Instruments

         The Company has used purchased options and futures contracts to hedge a portion of its anticipated fuel purchases. These derivative instruments are linked to heating oil which has a high correlation to diesel fuel. These derivative instruments meet the criteria for hedge accounting and have been accounted for on this basis. The Company does not hold or issue options and futures contracts for trading purposes. Unrealized gains and losses related to qualifying hedges are deferred and recognized in income when the fuel purchases are made, or immediately if the commitment has been canceled.

         The Company also has used "floating to fixed" heating oil price swap agreements to limit its exposure to potentially adverse fluctuations in fuel prices. As the fuel is purchased, the differential to be paid or received on the swap agreements is recognized as an adjustment to fuel, supplies, and maintenance expense in the consolidated statement of earnings.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," will be effective for the Company for the year beginning January 1, 2001. Management has conducted a review of the Company's operations and believes the options and futures contracts used to hedge fuel costs are the only derivative instruments which will require valuation in the financial statements under the provisions of SFAS 133. The Company did not have any options or futures contracts in place at January 1, 2001, and thus there is no effect on the financial statements from the adoption of the pronouncement.

Net Earnings Per Common Share

         Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the years. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because the Company suffered a net loss for the year ended December 31, 2000, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive.

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

Note 3:  Financial Instruments

         SFAS 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2000, the carrying amounts of cash and cash equivalents, trade receivables, other receivables, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of those instruments. The fair value of the Company's long-term debt, including current maturities, was $59,236 and $51,999 at December 31, 1999 and 2000, respectively, based upon estimated market rates.

         The Company has in the past entered into several "floating to fixed" heating oil price swap agreements. At December 31, 1999 the notional amount of the agreements was 1.8 million gallons, related specifically to 2000 fuel purchases. At December 31, 1999, the fixed price in the agreements was 38.25 cents per gallon. Fair value of these swaps, based upon the estimated amount the Company would receive upon terminating the agreements, was $422 at December 31, 1999. There were no agreements in place at December 31, 2000.

Note 4:  Long-Term Debt

         Long-term debt includes a credit agreement with an outstanding balance of $25,000 and $18,500 at December 31, 1999 and 2000, respectively. The agreement, as amended on March 1, 2001, allows for borrowings up to the lesser of 85 percent of eligible accounts receivable and 55 percent of the net book value of unencumbered revenue equipment or $32,500. Borrowings under the agreement are secured by liens on revenue equipment, accounts receivable, and certain other assets. The agreement, which expires on September 1, 2002, contains certain compliance covenants. The Company was in compliance with these covenants at December 31, 1999 and 2000. The weighted average interest rate on the outstanding balance is defined in the agreement and at December 31, 1999 and 2000 was 7.62 percent and 7.92 percent, respectively. The credit agreement also includes financing for letters of credit. At December 31, 1999 and 2000, the Company had letters of credit of $3,000 and $4,878 outstanding for self-insured amounts related to its insurance programs. (See note 10.) These letters of credit directly reduced the amount of potential borrowings available under the credit agreement.

         Long-term debt also includes equipment notes with balances of $34,080 and $33,834 at December 31, 1999 and 2000, respectively. Interest rates on the equipment notes range from 5.81 percent to 7.86 percent with maturities through 2005. The equipment notes are collateralized by the underlying equipment.

         At December 31, 1999 and 2000, long-term debt also includes future payments for intangible assets of $434 and $-0-, respectively.

         Future maturities on long-term debt for years ending December 31, are as follows: 2001, $8,636; 2002, $29,640; 2003, $7,284; 2004, $3,951; and 2005,
$2,823.

Note 5:  Income Taxes

         Income taxes consisted of the following components for the three years ended December 31:


                              1998                                     1999                                    2000
               -----------------------------------     ------------------------------------     -----------------------------------
                   Federal        State      Total           Federal      State       Total          Federal      State       Total
               -----------  ----------- ----------     ------------- ----------  ----------     ------------ ----------  ----------
Current        $       805  $        89 $      894     $        (50) $     (12)  $     (62)     $       (74) $     (18)  $     (92)
Deferred             2,304          576      2,880             2,422        462       2,884             (50)       (98)       (489)
               -----------  ----------- ----------     ------------- ----------  ----------     ------------ ----------  ----------
               $     3,109  $       665 $    3,774     $       2,372 $      450  $    2,822     $      (465) $    (116)  $    (581)
               ===========  =========== ==========     ============= ==========  ==========     ============ ==========  ==========


         Total income tax expense (benefit) differs from the amount of income tax expense (benefit) computed by applying the normal United States federal income tax rate of 34 percent to income before income tax expense (benefit). The reasons for such differences are as follows:

                                                                          Years ended December 31,
                                                                          ------------------------
                                                                    1998              1999            2000
                                                              ----------------- ---------------- --------------
Computed "expected" income tax expense (benefit)              $           3,095 $          2,294 $         (677)
State income tax expense net of federal taxes                               439              297            (77)
Permanent differences, primarily nondeductible
  portion of driver per diem and  travel expenses                           234              291            278
Other                                                                         6              (60)          (105)
                                                              ----------------- ---------------- --------------
                                                              $           3,774 $          2,822 $         (581)
                                                              ================= ================ ==============


         Temporary differences between the financial statement basis of assets and liabilities and the related deferred tax assets and liabilities at December 31, 1999 and 2000, were as follows:



Deferred tax assets:                                                       1999               2000
                                                                     -----------------  -----------------
     Net operating loss carryforwards (expiring 2019 and 2020)       $           2,197  $           3,383
     Alternative minimum tax (AMT) credit carryforwards                          1,773              2,512
     Accrued expenses                                                            1,187              1,458
     Other                                                                         134                155
                                                                     -----------------  -----------------
         Total gross deferred tax assets                                         5,291              7,508
                                                                     -----------------  -----------------
Deferred tax liabilities:
     Property and equipment                                                    (19,045)           (20,773)
                                                                     -----------------  -----------------
         Net deferred tax liabilities                                $         (13,754) $         (13,265)


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

Note 7: Stock Plans

         The Company has reserved 25,000 shares of Class A common stock for issuance pursuant to an outside director stock option plan. The term of each option shall be six years from the grant date. Options vest on the first anniversary of the grant date. Exercise price of each stock option is 85 percent of the fair market value of the common stock on the date of grant. In July, 2000 the Company granted outside directors 12,000 stock options not covered by this plan.

         The Company has reserved 500,000 shares of Class A common stock for issuance pursuant to an incentive stock option plan. Any shares which expire unexercised or are forfeited become available again for issuance under the plan. Under this plan, no awards of incentive stock options may be made after December 31, 2004.

         The Company applied APB Opinion No. 25 in accounting for its stock option plans; and, accordingly, no compensation expense has been recognized in the consolidated financial statements. Had the Company determined compensation based on the fair value at the grant date for its outstanding stock options under SFAS 123, the effect on Company's net earnings and net earnings per common share for 1998 and 1999 would have been immaterial. For 2000, pro forma net loss would have been $2,117, and pro forma basic and diluted loss per share would have been $.42 per share. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

         A summary of stock option activity and weighted-average exercise prices follows:

                                                    1998                       1999                       2000
                                          ------------------------- --------------------------  -------------------------
                                            Shares      Exercise       Shares       Exercise      Shares       Exercise
                                                          price                      price                      price
                                          ----------- ------------- ------------- ------------  -----------  ------------
Outstanding at beginning of year              114,000         $9.25       149,000        $9.90      152,000         $9.85
    Granted                                    35,000         12.00         3,000         7.60      193,000          2.07
    Exercised                                       -             -             -            -            -             -
    Forfeited                                       -             -             -            -            -             -
                                          ----------- ------------- ------------- ------------  -----------  ------------
Outstanding at end of year                    149,000         $9.90       152,000        $9.85      345,000         $5.50
                                          =========== ============= ============= ============  ===========  ============
Options exercisable at end of year             97,400         $9.21       106,800        $9.50      220,400         $6.71
Weighted-average fair value of                                $5.25                      $5.45                      $1.66
options granted during the year


         A summary of stock options outstanding and exercisable as of December 31, 2000, follows:



                                      Options outstanding                                Options exercisable
                   ----------------------------------------------------------     ---------------------------------
 Range of exercise     Number       Weighted average      Weighted average            Number     Weighted average
      prices        outstanding  remaining life (years)    exercise price          exercisable    exercise price
-----------------------------------------------------------------------------     ---------------------------------
$1.78 - $3.47             193,000                  9.16                 $2.07          87,600                 $2.38
$7.23 - $9.50             117,000                  4.45                 $9.21         117,000                 $9.21
$11.81 - $14.05            35,000                  6.77                $12.00          15,800                $12.24
                   ------------------------------------------------------------------------------------------------
                          345,000                  7.32                 $5.50         220,400                 $6.71
                   ================================================================================================


         The Company used the Black-Scholes option pricing model to determine the fair value of stock options for the years ended December 31, 1998, 1999, and 2000. The following assumptions were used in determining the fair value of these options: weighted-average risk-free interest rate, 5.46% in 1998, 5.64% in 1999, and 5.05% in 2000; weighted-average expected life, 5 years in 1998, 3 years in 1999 and 5 years in 2000; and weighted-average expected volatility, 41% in 1998, 83% in 1999, and 108% in 2000. There were no expected dividends.

         The Company has reserved 55,000 shares of Class A common stock for issuance pursuant to an independent contractor driver bonus plan. The Company awarded 5,696, 11,362 and 33,646 shares under the plan in 1998, 1999 and 2000, respectively.

         The Company also has a Class A common stock profit incentive plan under which the Company will set aside for delivery to certain participants the number of shares of Class A common stock having a market value on the distribution date equal to a designated percentage (as determined by the board of directors) of the Company's consolidated net earnings for the applicable fiscal year. In 1999 and 2000 the Company issued 7,838 and 13,401 shares of Class A common stock, respectively, to participants in the plan. In 2000, the Company awarded $-0-under the plan, and therefore no shares will be issued in 2001.

         In 1996, the Company granted a common stock bonus of 2,254 shares of nonvested Class A common stock with a fair value of $8.88 on the grant date. During 1998 and 1999, 564 and 1,127 shares, respectively, became vested and were issued by the Company.

Note 8:  Earnings per Share

         A summary of the basic and diluted earnings per share computations is presented below:


Years ended December 31                                                1998              1999               2000
---------------------------------------------------------------  ----------------- ----------------- ------------------
Net earnings (loss) applicable to common  stockholders           $           5,329 $           3,926 $           (1,991)
                                                                 ----------------- ----------------- ------------------
Basic weighted-average shares outstanding                                5,012,450         5,030,959          5,008,759
     Effect of dilutive stock options                                       24,069             1,394                  -
     Effect of dilutive stock awards                                           221                 -                  -
                                                                 ----------------- ----------------- ------------------
Diluted weighted-average shares outstanding                              5,036,740         5,032,353          5,008,759
Basic earnings (loss) per share                                  $            1.06 $            0.78 $           (0.40)
Diluted earnings (loss) per share                                $            1.06 $            0.78 $           (0.40)


Note 9:  Employees' Profit Sharing and Savings Plan

         The Company has an Employees' Profit Sharing and Savings Plan, which is a qualified plan under the provisions of Sections 401(a) and 501(a) of the Internal Revenue Code. Eligible employees are allowed to contribute up to a maximum of 15 percent of pretax compensation into the plan. Employers may make savings, matching, and discretionary contributions, subject to certain restrictions. During the years ended December 31, 1998, 1999, and 2000, Company contributions totaled $152, $330, and $180, respectively. The plan owns 528,123 shares of the Company's Class A common stock at December 31, 2000.

Note 10:  Commitments and Contingent Liabilities

         The Company's insurance program for personal liability, physical damage, and cargo losses involves a deductible of $50 per incident. The Company's insurance program for workers' compensation involves a deductible of $100 per incident. At December 31, 1999 and 2000, the Company had approximately $2,540 and $2,344, respectively, accrued for its estimated liability for incurred losses related to these programs.

         The insurance companies require the Company to provide letters of credit to provide funds for payment of the deductible amounts. At December 31, 1999 and 2000, the Company had $3,000 and $4,878 letters of credit issued under the credit agreement described in note 4. In addition, funds totaling $256 and $105 were held by the insurance companies as deposits at December 31, 1999 and 2000, respectively.

         The Company's health insurance program is provided as an employee benefit for all eligible employees and contractors. The plan is self funded for losses up to $60 per covered member and has an aggregate excess loss cap of 125% of expected claims. At December 31, 1999 and 2000, the Company had approximately $730 and $799, respectively, accrued for its estimated liability related to these claims.

         The Company is involved in certain legal actions and proceedings arising from the normal course of operations. Management believes that liability, if any, arising from such legal actions and proceedings will not have a material adverse effect on the financial position of the Company.

Note 11:  Transactions with Related Parties

         During the year ended December 31, 1998, the Company paid $150 for financial advisory services to an investment banking firm whose president is a member of the board of directors of the Company.

Note 12:  Quarterly Financial Data (Unaudited)

         Summarized quarterly financial data for the Company for 1999 and 2000 is as follows:


                                                       March 31          June 30        September 30      December 31
                                                ----------------------------------------------------------------------
1999
----
Operating revenue                                       $47,295           $51,117          $50,043          $48,490
Earnings from operations                                  3,150             3,883            1,959            1,471
Net earnings                                              1,304             1,722              610              290
Basic and diluted earnings per share               $0.26             $0.34             $0.12            $0.06

2000
----
Operating revenue                                       $50,748           $51,094          $50,206          $46,942
Earnings from operations                                  1,519             1,206            1,204           (2,472)
Net earnings (loss)                                         238                 7               21           (2,257)
Basic and diluted earnings (loss) per share        $0.05             $0.00             $0.00           ($0.46)


      As a result of rounding, the total of the four quarters may not equal the Company's results for the year.