Form 10-Q
period 2001-03-31
SMITHWAY MOTOR XPRESS CORP
filed 2001-05-14
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------


                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from              to
                               -----------      -----------

                         Commission File Number 0-20793

                           Smithway Motor Xpress Corp.
             (Exact name of registrant as specified in its charter)


       Nevada                                         42-1433844
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

                                  YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2001).

             Class A Common Stock, $.01 par value: 3,849,980 shares Class B Common Stock, $.01 par value: 1,000,000 shares


                                                Exhibit Index is on Page 14-15.

                                     PART I
                              FINANCIAL INFORMATION

                                                                           PAGE
                                                                          NUMBER
Item 1.  Financial Statements..........................................      3-8
         Condensed Consolidated Balance Sheets as of December 31, 2000 and
              March 31, 2001  (unaudited)..............................      3-4
         Condensed Consolidated Statements of Earnings for the three months
              ended March 31, 2000 and 2001 (unaudited). ...............       5
         Condensed Consolidated Statements of Cash Flows for the three months
              ended March 31, 2000 and 2001 (unaudited)................      6-7
         Notes to Condensed Consolidated Financial Statements
              (unaudited)..............................................        8
Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................     9-12
Item 3.  Quantitative and Qualitative Disclosures About Market Risks....      12

                                     PART II
                                OTHER INFORMATION


 Item 1. Legal Proceedings................................................    13
 Item 2. Changes in Securities and Use of Proceeds........................    13
 Item 3. Defaults Upon Senior Securities..................................    13
 Item 4. Submission of Matters to a Vote of Security Holders..............    13
 Item 5. Other Information................................................    13
 Item 6. Exhibits and Reports on Form 8-K...............................   14-15

                                     PART I
                              FINANCIAL INFORMATION


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,        March 31,
                                                                                     2000               2001
                                                                              ------------------ ------------------
                                                                                                    (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents..................................................$              349 $              795
   Receivables:
      Trade...................................................................            17,832             19,891
      Other...................................................................             1,310              2,057
      Recoverable income taxes................................................                17                 26
   Inventories................................................................             1,586              1,601
   Deposits, primarily with insurers..........................................               160                138
   Prepaid expenses...........................................................               910              1,859
   Deferred income taxes......................................................             1,384              1,405
                                                                              ------------------ ------------------
         Total current assets.................................................            23,548             27,772
                                                                              ------------------ ------------------
Property and equipment:
   Land.......................................................................             1,412              1,548
   Buildings and improvements.................................................             7,006              7,133
   Tractors...................................................................            77,098             77,290
   Trailers...................................................................            43,167             45,285
   Other equipment............................................................             7,497              7,740
                                                                              ------------------ ------------------
                                                                                         136,180            138,996
   Less accumulated depreciation..............................................            49,432             53,538
                                                                              ------------------ ------------------
         Net property and equipment...........................................            86,748             85,458
                                                                              ------------------ ------------------
Intangible assets, net........................................................             5,191              5,284
Other assets..................................................................               341                366
                                                                              ------------------ ------------------
                                                                              $          115,828 $          118,880
                                                                              ================== ==================






See accompanying notes to condensed consolidated financial statements.                                     Page 3

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,        March 31,
                                                                                     2000               2001
                                                                              ------------------ ------------------
                                                                                                    (unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.......................................$            8,636 $            9,687
   Accounts payable...........................................................             5,669              7,042
   Accrued compensation.......................................................             2,505              3,112
   Accrued loss reserves......................................................             2,344              2,497
   Other accrued expenses.....................................................             1,094              1,034
                                                                              ------------------ ------------------
         Total current liabilities............................................            20,248             23,372
Long-term debt, less current maturities.......................................            43,698             45,694
Deferred income taxes.........................................................            14,649             14,011
                                                                              ------------------ ------------------
         Total liabilities....................................................            78,595             83,077
                                                                              ------------------ ------------------
Stockholders' equity:
   Preferred stock............................................................                 -                  -
   Common stock:
      Class A.................................................................                40                 40
      Class B.................................................................                10                 10
   Additional paid-in capital.................................................            11,396             11,394
   Retained earnings..........................................................            26,053             24,765
   Reacquired shares, at cost.................................................              (266)              (406)
                                                                              ------------------ ------------------
         Total stockholders' equity...........................................            37,233             35,803
                                                                              ------------------ ------------------
                                                                              $          115,828 $          118,880
                                                                              ================== ==================



See accompanying notes to condensed consolidated financial statements.                                        Page 4

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                                                       Three months ended
                                                                                           March 31,
                                                                                      2000            2001
                                                                                 --------------  --------------
Operating revenue:
    Freight......................................................................$       50,579  $       47,230
    Other........................................................................           169             149
                                                                                 --------------  --------------
        Operating revenue........................................................        50,748          47,379
                                                                                 --------------  --------------
Operating expenses:
    Purchased transportation.....................................................        19,974          17,579
    Compensation and employee benefits...........................................        13,309          13,360
    Fuel, supplies, and maintenance..............................................         7,264           8,615
    Insurance and claims.........................................................           798             984
    Taxes and licenses...........................................................           918             886
    General and administrative...................................................         1,891           1,989
    Communications and utilities.................................................           526             561
    Depreciation and amortization................................................         4,549           4,532
                                                                                 --------------  --------------
        Total operating expenses.................................................        49,229          48,506
                                                                                 --------------  --------------
             Earnings (loss) from operations.....................................         1,519          (1,127)
Financial (expense) income
    Interest expense.............................................................        (1,015)           (860)
    Interest income..............................................................            17              12
                                                                                 --------------  --------------
             Earnings (loss) before income taxes.................................           521          (1,975)
Income taxes (benefit)...........................................................           283            (687)
                                                                                 --------------  --------------
             Net earnings (loss).................................................$          238  $       (1,288)
                                                                                 ==============  ==============
Basic and diluted earnings (loss) per common share...............................$         0.05  $       (0.26)
                                                                                 ==============  ==============
Basic weighted average common shares outstanding.................................     5,020,464       4,875,503
    Common stock options and awards..............................................             -               -
                                                                                 --------------  --------------
Diluted weighted average common shares outstanding...............................     5,020,464       4,875,503
                                                                                 ==============  ==============



See accompanying notes to condensed consolidated financial statements.                                   Page 5

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                          2000           2001
                                                                                     -------------- ---------------
Cash flows from operating activities:
  Net earnings (loss)................................................................$          238 $        (1,288)
                                                                                     -------------- ---------------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization....................................................         4,549           4,532
    Deferred income taxes............................................................           264            (659)
    Stock bonuses....................................................................            58               9
    Changes in:
      Receivables....................................................................        (4,145)         (2,702)
      Inventories....................................................................           (19)            (11)
      Deposits, primarily with insurers..............................................            38              22
      Prepaid expenses...............................................................        (1,113)           (838)
      Accounts payable and other accrued liabilities.................................         2,536           2,066
                                                                                     -------------- ---------------
       Total adjustments.............................................................         2,168           2,419
                                                                                     -------------- ---------------
       Net cash provided by operating activities.....................................         2,406           1,131
                                                                                     -------------- ---------------

Cash flows from investing activities:
  Payments for acquisitions..........................................................             -          (2,678)
  Purchase of property and equipment.................................................        (1,328)         (1,215)
  Proceeds from the sale of property and equipment...................................           200             431
  Other .............................................................................            (6)            (25)
                                                                                     -------------- ---------------
       Net cash used in investing activities.........................................        (1,134)         (3,487)
                                                                                     -------------- ---------------

Cash flows from financing activities:
  Proceeds from long-term debt.......................................................         5,700           7,500
  Principal payments on long-term debt...............................................        (7,326)         (4,547)
  Payments for reacquired shares.....................................................          (160)           (151)
                                                                                     -------------- ---------------
       Net cash (used in) provided by financing activities...........................        (1,786)          2,802
                                                                                     -------------- ---------------

       Net (decrease) increase in cash and cash equivalents..........................          (514)            446
Cash and cash equivalents at beginning of period.....................................           685             349
                                                                                     -------------- ---------------
Cash and cash equivalents at end of period...........................................$          171 $           795
                                                                                     ============== ===============



See accompanying notes to condensed consolidated financial statements.                                     Page 6

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)

Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
       Interest......................................................................$          851 $           899
       Income tax....................................................................          (812)            (18)
                                                                                     ============== ===============

Supplemental schedules of noncash investing and financing activities:
       Notes payable issued for tractors and trailers................................$        1,755 $            94
       Issuance of stock bonuses.....................................................            58              10
                                                                                     ============== ===============

Cash payments for acquisitions:
       Revenue equipment.............................................................             -           2,088
       Intangible assets.............................................................             -             250
       Other assets (net)............................................................             -             340
                                                                                                  -           2,678
                                                                                     ============== ===============




See accompanying notes to condensed consolidated financial statements.                                     Page 7

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

     The condensed consolidated financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America, pursuant to the published rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2. Effect of New Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company for the year beginning January 1, 2001. Management has conducted a review of the Company's operations and believes the options and futures contracts used to hedge fuel costs are the only derivative instruments which require valuation in the financial statements under the provisions of SFAS 133. The Company did not have any options or futures contracts in place at January 1, 2001, or any transactions during the quarter, and thus there is no effect on the financial statements from the adoption of the pronouncement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

     Except for the historical information contained herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. The Company's actual results could differ materially from those discussed herein. Without limitation, factors that could cause or contribute to such differences include economic recessions or downturns in customers' business cycles, excessive increases in capacity within truckload markets, decreased demand for transportation services offered by the Company, rapid inflation, fuel prices and fuel hedging, increases in interest rates, the availability and compensation of qualified drivers and owner-operators, the resale value of used equipment, and the ability to negotiate, consummate, and integrate acquisitions.

     The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the first quarter of the Company's 2000 and 2001 fiscal years.

     For the three months ended March 31, 2001, operating revenue decreased 6.6% to $47.4 million from $50.7 million during the same quarter in 2000. Net loss was $1.3 million, or ($0.26) per diluted share, compared with net earnings of $238,000 or $0.05 per diluted share, during the 2000 quarter.

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

Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenue for the three months ended March 31, 2000 and 2001:


                                                           Three Months Ended
                                                                March 31,
                                                           2000           2001
                                                      -----------    -----------
Operating revenue.....................................    100.0%         100.0%
Operating expenses
  Purchased transportation.........................        39.4           37.1
  Compensation and employee benefits...............        26.2           28.2
  Fuel, supplies, and maintenance..................        14.3           18.2
  Insurance and claims.............................         1.6            2.1
  Taxes and licenses...............................         1.8            1.9
  General and administrative.......................         3.7            4.2
  Communications and utilities.....................         1.0            1.2
  Depreciation and amortization....................         9.0            9.6
                                                     -----------    -----------
    Total operating expenses.......................        97.0          102.4
                                                     -----------    -----------
Earnings (loss) from operations....................         3.0           (2.4)
Interest expense (net).............................        (2.0)          (1.8)
                                                     -----------    -----------
Earnings (loss) before income taxes................         1.0           (4.2)
Income taxes (benefit).............................         0.6           (1.5)
                                                     -----------    -----------
Net earnings (loss)...............................          0.5%          (2.7)%
                                                      ===========    ===========

Comparison of three months ended March 31, 2001 with three months ended March 31, 2000

     Operating revenue decreased $3.4 million (6.6%), to $47.4 million during the 2001 quarter from $50.7 million during the 2000 quarter. Decreases in average revenue per tractor per week and in the number of weighted average tractors contributed to the decrease in operating revenue. Average revenue per tractor per week (excluding revenue from brokerage operations and fuel surcharges) decreased to $2,193 during the 2001 quarter from $2,323 during the 2000 quarter, caused by soft freight demand and harsh winter weather. Soft freight demand caused a combination of fewer loads, higher non-revenue miles, more layovers, and rate pressure, which led to a $.02 decrease in revenue per loaded mile, net of surcharges, to $1.31 in the 2001 quarter from $1.33 in the 2000 quarter. The harsh winter weather contributed to the production problem by increasing in-transit time and slowing the business activity of customers in our core building materials group. Weighted average tractors decreased slightly to 1,501 during the 2001 quarter from 1,538 during the 2000 quarter, caused by a reduction in tractors provided by independent contractors. A $586,000 increase in fuel surcharge revenue to $1.9 million in the 2001 quarter from $1.3 million in the 2000 quarter partially offset the other reductions in revenue. During the 2001 and 2000 quarter, approximately $1.0 million and $650,000, respectively, of the fuel surcharge revenue collected helped to offset Company fuel costs. The remaining fuel surcharge revenue was passed through to independent contractors.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $2.4 million (12.0%), to $17.6 million in the 2001 quarter from $20.0 million in the 2000 quarter and decreased as a percentage of revenue to 37.1% of revenue in the 2001 quarter from 39.4% in the 2000 quarter. This reflects a decrease in the percentage of the Company's fleet supplied by independent contractors, which was partially offset by an increase in the percentage of revenue paid to the independent contractors for fuel surcharges. Management believes the decline in independent contractors is attributable to high fuel costs, rising interest rates, and high insurance costs, which have diminished the pool of drivers interested in becoming or remaining independent contractors.

     Compensation and employee benefits increased $51,000 (0.4%), to $13.4 million in the 2001 quarter from $13.3 million in the 2000 quarter. As a percentage of revenue, compensation and employee benefits increased to 28.2% of revenue in the 2001 quarter from 26.2% in the 2000 quarter. The increase was primarily attributable to the increase in the percentage of the Company's fleet supplied by the Company-owned equipment and an increase in driver pay for non-revenue miles and layovers.

     Fuel, supplies, and maintenance increased $1.4 million (18.6%), to $8.6 million in the 2001 quarter from $7.3 million in the 2000 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 18.2% of revenue for the 2001 quarter compared with 14.3% for the 2000 quarter. This was the result of an increase in the percentage of the Company's fleet supplied by Company-owned equipment, an increase in maintenance and repairs costs resulting from the harsh winter, and a 3% increase in average fuel prices, which increased to $1.42 per gallon in the 2001 quarter from $1.38 per gallon in the 2000 quarter. Additionally, in the 2001 quarter there were no gains from fuel hedging transactions compared to $346,000 in the 2000 quarter. The Company's fuel hedging positions expired in June 2000. The increase in fuel, supplies, and maintenance expense was partially offset by fuel surcharges attributable to loads hauled by Company trucks, which increased $388,000 (59.7%), to $1.0 million in the 2001 quarter from $650,000 in the 2000 quarter. The Company is attempting to recover increases in fuel prices through fuel surcharges and higher rates, however, fuel price increases will not be fully offset through these measures.

     Insurance and claims increased $186,000 (23.3%), to $984,000 in the 2001 quarter from $798,000 in the 2000 quarter. As a percentage of revenue, insurance and claims increased to 2.1% of revenue in the 2001 quarter compared with 1.6% in the 2000 quarter. The increase was attributable to an increase in the percentage of the Company's fleet supplied by Company-owned equipment, and an increase in liability and physical damage claims paid and reserved. Certain of the Company's insurance policies are due for renewal in the third quarter of 2001. Management expects that the industry-wide increase in insurance costs will result in an increase in premium, deductibles, or both, causing this expense category to be higher in future periods.

     Taxes and licenses decreased $32,000 (3.5%), to $886,000 in the 2001 quarter from $918,000 in the 2000 quarter. As a percentage of revenue, taxes and licenses remained essentially constant at 1.9% of revenue in the 2001 quarter compared with 1.8% in the 2000 quarter.

     General and administrative expenses increased $98,000 (5.2%), to $2.0 million in the 2001 quarter from $1.9 million in the 2000 quarter. As a percentage of revenue, general and administrative expenses increased to 4.2% of revenue in the 2001 quarter compared with 3.7% in the 2000 quarter. The increase was attributable to higher training costs as the number of new drivers in the Company's training and orientation program reached record levels.

     Communications and utilities increased $35,000 (6.7%), to $561,000 in the 2001 quarter from $526,000 in the 2000 quarter primarily due to increased utility costs to heat Company facilities during the quarter. As a percentage of revenue, communications and utilities increased slightly to 1.2% of revenue for the 2001 quarter compared with 1.0% for the 2000 quarter.

     Depreciation and amortization remained essentially constant at $4.5 million in both quarters. As a percentage of revenue, depreciation and amortization increased to 9.6% of revenue in the 2001 quarter compared with 9.0% in the 2000 quarter reflecting a decrease in revenue and an increase in the percentage of the Company's fleet supplied by Company-owned equipment.

     Interest expense (net) decreased $150,000 (15%), to $848,000 in the 2001 quarter from $998,000 in the 2000 quarter reflecting a decrease in average outstanding debt. As a percentage of revenue, interest expense (net) decreased slightly to 1.8% of revenue in the 2001 quarter compared with 2.0% in the 2000 quarter.

     As a result of the foregoing, the Company's pretax margin decreased to (4.2%) in the 2001 quarter compared with 1.0% in the 2000 quarter.

     The Company's income tax benefit for the 2001 quarter was $687,000, or 34.8% of loss before income taxes. The Company's income tax expense for the 2000 quarter was $283,000, or 54.3% of earnings before income taxes. In both quarters the effective tax rate differs from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of Company drivers to independent contractors and the Company's pretax earnings.

     As a result of the factors described above, net loss was $1.3 million in the 2001 quarter (2.7% of revenue), compared with net earnings of $238,000 (0.5% of revenue) in the 2000 quarter.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment that the Company has financed in recent years with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, cash flow from operations, and equipment leases from third-party lessors. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely Company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. Management believes that its sources of liquidity are adequate to meet its currently anticipated working capital requirements, capital expenditures, and other needs at least through 2001.

     Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2001. The primary sources of cash from operations were net loss of $1.3 million offset by $4.5 million in depreciation and amortization and a $2.0 million increase in accounts payable and other accrued liabilities. The Company's principal uses of cash from operations are to service debt and internally finance accounts receivable. Customer accounts receivable increased $2.7 million for the three months ended March 31, 2001. The average age of the Company's accounts receivable was approximately 35.9 days in the 2001 period versus 35.6 days in the 2000 period.

     Net cash used in investing activities of $3.5 million in the 2001 period related primarily to the acquisition of Skipper Transportation, Inc. and purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $5.8 million during the remaining nine months of 2001. Such projected capital expenditures are expected to be funded with a combination of cash flow from operations, borrowings, and operating leases.

     Net cash provided by financing activities of $2.8 million for the three months ended March 31, 2001, consisted primarily of borrowings, net of principal payments, made under the Company's long-term debt obligations in order to finance the acquisition of Skipper Transportation, Inc.

     At March 31, 2001, the Company had outstanding long-term debt (including current maturities) of approximately $55.4 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $31.7 million consisted of borrowings from financial institutions and equipment manufacturers and $23.7 million was the amount owed under the Company's revolving credit facility. Interest rates on this debt range from 5.81% to 7.0% with maturities through 2006.

     At March 31, 2001, the revolving credit facility provided for borrowings of up to $32.5 million, based upon certain accounts receivable and revenue equipment values. The interest rate under the credit facility is currently 1.25% plus the LIBOR rate for the corresponding period. The credit facility is secured and contains covenants that impose certain minimum financial ratios and limit additional liens, the size of certain mergers and acquisitions, dividends, and other matters. The Company was in compliance with the terms of the credit facility at March 31, 2001.

Quantitative and Qualitative Disclosures About Market Risks

     The Company is exposed to market risks from changes in (i) certain interest rates on its debt and (ii) certain commodity prices.

Interest Rate Risk

     The revolving credit facility, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.25%. This variable interest exposes the Company to the risk that interest rates may rise. Most of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At March 31, 2001, approximately 62.5% of the Company's debt carries a variable interest rate and the remainder is fixed.

Commodity Price Risk

     The Company in the past has used derivative instruments, including heating oil price swap agreements, to reduce a portion of its exposure to fuel price fluctuations. At March 31, 2001, the Company had no such agreements in place.

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

(a) Exhibits

Exhibit
Number                                  Description

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

10.16  #      Sixth Amendment to Credit Agreement dated July 1, 2000, between
              Smithway Motor Xpress Corp., as Guarantor, Smithway Motor Xpress,
              Inc., as Borrower, and LaSalle National Bank.

10.17  #      Seventh Amendment to Credit Agreement dated August 25, 2000, between Smithway Motor Xpress Corp., as Guarantor, Smithway Motor
              Xpress, Inc., as Borrower, and LaSalle National Bank.

10.18  #      Eighth Amendment to Credit Agreement dated March 14, 2001, between
              Smithway Motor Xpress Corp., as Guarantor, Smithway Motor Xpress,
              Inc., as Borrower, and LaSalle National Bank.

21     ****   List of Subsidiaries.


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

#      Filed herewith.

(b)  Reports on Form 8-K.

     On February 22, 2001, the Company filed a Form 8-K, pursuant to Item 5 thereof, to update its security ownership of principal stockholders and management table to accurately reflect stock ownership in light of 13G filings of stockholders for 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SMITHWAY MOTOR XPRESS CORP.,
                                       a Nevada corporation


Date: May 14, 2001                     By: /s/ Douglas C. Sandvig
      ------------                         ----------------------
                                       Douglas C. Sandvig
                                       Controller and Chief Accounting Officer