Form 10-Q
period 2001-06-30
SMITHWAY MOTOR XPRESS CORP
filed 2001-08-10
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004



                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _________________ to __________________

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

                                  YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 3, 2001).

             Class A Common Stock, $.01 par value: 3,843,980 shares Class B Common Stock, $.01 par value: 1,000,000 shares

                                                 Exhibit Index is on Page 16-17.

                                     PART I
                              FINANCIAL INFORMATION


                                                                            PAGE
                                                                          NUMBER

Item 1.   Financial Statements.............................................. 3-8

          Condensed Consolidated Balance Sheets as of December 31, 2000
                   and June 30, 2001 (unaudited)............................ 3-4

          Condensed Consolidated Statements of Earnings for the three
                   and six months ended June 30, 2000 and 2001 (unaudited)..   5

          Condensed Consolidated Statements of Cash Flows for the six
                   months ended June 30, 2000 and 2001 (unaudited).......... 6-7

          Notes to Condensed Consolidated Financial Statements (unaudited)..   8

Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................9-14

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.......  14


                                     PART II
                                OTHER INFORMATION


 Item 1.  Legal Proceedings................................................   15

 Item 2.  Changes in Securities and Use of Proceeds........................   15

 Item 3.  Defaults Upon Senior Securities..................................   15

 Item 4.  Submission of Matters to a Vote of Security Holders..............   15

 Item 5.  Other Information................................................   15

 Item 6.  Exhibits and Reports on Form 8-K.................................16-17

                                     PART I
                              FINANCIAL INFORMATION


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,         June 30,
                                                                                     2000               2001
                                                                               ------------------ ------------------
                                                                                                     (unaudited)
                                     ASSETS
Current assets:
         Cash and cash equivalents.............................................$             349  $             486
         Receivables:
                  Trade........................................................           17,832             21,287
                  Other........................................................            1,310              1,654
                  Recoverable income taxes.....................................               17                 14
         Inventories...........................................................            1,586              1,622
         Deposits, primarily with insurers.....................................              160                160
         Prepaid expenses......................................................              910                948
         Deferred income taxes.................................................            1,384              1,314
                                                                               ------------------ ------------------
                           Total current assets................................           23,548             27,485
                                                                               ------------------ ------------------
Property and equipment:
         Land..................................................................            1,412              1,548
         Buildings and improvements............................................            7,006              7,179
         Tractors..............................................................           77,098             78,464
         Trailers..............................................................           43,167             45,081
         Other equipment.......................................................            7,497              7,955
                                                                               ------------------ ------------------
                                                                                         136,180            140,227
         Less accumulated depreciation.........................................           49,432             57,250
                                                                               ------------------ ------------------
                           Net property and equipment..........................           86,748             82,977
                                                                               ------------------ ------------------
Intangible assets, net.........................................................            5,191              5,316
Other assets...................................................................              341                310
                                                                               ------------------ ------------------
                                                                               $         115,828  $         116,088
                                                                               ================== ==================

See accompanying notes to condensed consolidated financial statements.                                        Page 3


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,         June 30,
                                                                                     2000               2001
                                                                               ------------------ ------------------
                                                                                                     (unaudited)
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current maturities of long-term debt..................................$           8,636  $           8,715
         Accounts payable......................................................            5,669              7,514
         Accrued compensation..................................................            2,505              3,390
         Accrued loss reserves.................................................            2,344              2,242
         Other accrued expenses................................................            1,094                641
                                                                               ------------------ ------------------
           Total current liabilities...........................................           20,248             22,502
Long-term debt, less current maturities........................................           43,698             44,357
Deferred income taxes..........................................................           14,649             13,824
                                                                               ------------------ ------------------
           Total liabilities...................................................           78,595             80,683
                                                                               ------------------ ------------------
Stockholders' equity:
         Preferred stock.......................................................                -                  -
         Common stock:
                  Class A......................................................               40                 40
                  Class B......................................................               10                 10
         Additional paid-in capital............................................           11,396             11,394
         Retained earnings.....................................................           26,053             24,381
         Reacquired shares, at cost............................................            (266)              (420)
                                                                               ------------------ ------------------
           Total stockholders' equity..........................................           37,233             35,405
                                                                               ------------------ ------------------
                                                                               $         115,828  $         116,088
                                                                               ================== ==================

See accompanying notes to condensed consolidated financial statements.                                        Page 4


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)


                                                          Three months ended                Six months ended
                                                               June 30,                         June 30,
                                                         2000             2001            2000            2001
                                                     -------------    -------------   -------------   --------------
Operating revenue:
  Freight........................................... $      50,942    $      51,590   $     101,521   $      98,820
  Other.............................................           152              164             321             313
                                                     -------------    -------------   -------------   --------------
    Operating revenue...............................        51,094           51,754         101,842          99,133
                                                     -------------    -------------   -------------   --------------
Operating expenses:
  Purchased transportation..........................        20,275           18,765          40,249          36,344
  Compensation and employee benefits................        13,085           14,339          26,394          27,699
  Fuel, supplies, and maintenance...................         7,345            9,068          14,609          17,683
  Insurance and claims..............................         1,104            1,048           1,902           2,032
  Taxes and licenses................................         1,030            1,018           1,948           1,904
  General and administrative........................         1,867            2,052           3,758           4,041
  Communications and utilities......................           540              563           1,066           1,124
  Depreciation and amortization.....................         4,642            4,563           9,191           9,095
                                                     -------------    -------------   -------------   --------------
    Total operating expenses........................        49,888           51,416          99,117          99,922
                                                     -------------    -------------   -------------   --------------
      Earnings (loss) from operations...............         1,206              338           2,725           (789)

Financial (expense) income
  Interest expense..................................       (1,062)            (821)         (2,077)         (1,681)
  Interest income...................................            26               14              43              26
                                                     -------------    -------------   -------------   --------------
      Earnings (loss) before income taxes...........           170            (469)             691         (2,444)
Income taxes (benefit)..............................           163             (85)             446           (772)
                                                     -------------    -------------   -------------   --------------
      Net earnings (loss)........................... $           7    $       (384)   $         245   $     (1,672)
                                                     =============    =============   =============   ==============
Basic and diluted earnings (loss) per common
share............................................... $        0.00    $      (0.08)   $        0.05   $      (0.34)
                                                     =============    =============   =============   ==============
Basic weighted average common shares
outstanding.........................................     5,019,805        4,845,238       5,020,134       4,860,287
  Common stock options and awards...................             -                -               -               -
                                                     -------------    -------------   -------------   --------------
Diluted weighted average common shares
outstanding.........................................     5,019,805        4,845,238       5,020,134       4,860,287
                                                     =============    =============   =============   ==============

See accompanying notes to condensed consolidated financial statements.                                        Page 5


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                      ------------------------------
                                                                                          2000            2001
                                                                                      -------------- ---------------
Cash flows from operating activities:
  Net earnings (loss)................................................................ $         245  $      (1,672)
                                                                                      -------------- ---------------
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Depreciation and amortization....................................................         9,191           9,095
    Deferred income taxes............................................................           404           (755)
    Stock bonuses....................................................................           171               9
    Changes in:
      Receivables....................................................................       (3,532)         (3,683)
      Inventories....................................................................          (30)            (32)
      Deposits, primarily with insurers..............................................            35               -
      Prepaid expenses...............................................................         (350)              73
      Accounts payable and other accrued liabilities.................................         2,445           2,168
                                                                                      -------------- ---------------
        Total adjustments............................................................         8,334           6,875
                                                                                      -------------- ---------------
        Net cash provided by operating activities....................................         8,579           5,203
                                                                                      -------------- ---------------

Cash flows from investing activities:
  Payments for acquisitions..........................................................             -         (2,885)
  Purchase of property and equipment.................................................       (2,655)         (1,240)
  Proceeds from the sale of property and equipment...................................           619             910
  Other .............................................................................           (5)              31
                                                                                      -------------- ---------------
        Net cash used in investing activities........................................       (2,041)         (3,184)
                                                                                      -------------- ---------------

Cash flows from financing activities:
  Proceeds from long-term debt.......................................................         6,700          12,900
  Principal payments on long-term debt...............................................      (13,323)        (14,617)
  Payments for reacquired shares.....................................................         (196)           (165)
                                                                                      -------------- ---------------
       Net cash used in financing activities.........................................       (6,819)         (1,882)
                                                                                      -------------- ---------------

       Net (decrease) increase in cash and cash equivalents..........................         (281)             137

Cash and cash equivalents at beginning of period.....................................           685             349
                                                                                      -------------- ---------------
Cash and cash equivalents at end of period........................................... $         404  $          486
                                                                                      ============== ===============

See accompanying notes to condensed consolidated financial statements.                                        Page 6


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                      ------------------------------
                                                                                          2000            2001
                                                                                      -------------- ---------------
Supplemental disclosure of cash flow information:
    Cash paid (received) during the period for:
      Interest....................................................................... $       2,125  $        1,693
      Income taxes...................................................................         (796)            (20)
                                                                                      ============== ===============

Supplemental schedules of noncash investing and financing activities:
      Notes payable issued for tractors and trailers................................. $       6,687  $        2,455
      Issuance of stock bonuses......................................................           171               9
                                                                                      ============== ===============

Cash payments for acquisitions:
      Revenue equipment..............................................................             -           2,088
      Intangible assets..............................................................             -             457
      Other assets (net).............................................................             -             340
                                                                                      -------------- ---------------
                                                                                                  -           2,885
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

     The condensed consolidated financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America, pursuant to the published rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2. Effect of New Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company for the year beginning January 1, 2001. Management has conducted a review of the Company's operations and believes the options and futures contracts used to hedge fuel costs are the only derivative instruments which require valuation in the financial statements under the provisions of SFAS 133. The Company did not have any options or futures contracts in place at January 1, 2001, or any transactions during the six months ended June 30, 2001, and thus there is no effect on the financial statements from the adoption of the pronouncement.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. The impact of adoption of SFAS No. 142 on the Company's financial statements has not yet been determined.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Introduction

     Except for the historical information contained herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "anticipate," "believe," "estimate," "projects," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. The Company's actual results could differ materially from those discussed herein. Without limitation, factors that could cause or contribute to such differences include economic recessions or downturns in customers' business cycles, excessive increases in capacity within truckload markets, surplus inventories, decreased demand for transportation services offered by the Company, increases or rapid fluctuations in inflation, interest rates, fuel prices and fuel hedging, the availability and costs of attracting and retaining qualified drivers and owner-operators, increases in insurance premiums and deductible amounts relating to accident, cargo, workers' compensation, health, and other claims, seasonal factors such as harsh weather conditions that increase operating costs, the resale value of used equipment, and the ability to negotiate, consummate, and integrate acquisitions.

     The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the second quarter and first six months of the Company's 2000 and 2001 fiscal years.

     For the three months ended June 30, 2001, operating revenue increased 1.3% to $51.8 million from $51.1 million during the same quarter in 2000. Net loss was $384,000, or $0.08 per diluted share, compared with net earnings of $7,000, or $0.00 per diluted share, during the 2000 quarter. For the six months ended June 30, 2001, operating revenue decreased 2.7% to $99.1 million from $101.8 million during the same period in 2000. Net loss was $1.7 million, or $0.34 per diluted share, compared with net earnings of $245,000, or $0.05 per diluted share, during the 2000 period.

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

Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenue for the three and six months ended June 30, 2000 and 2001:


                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                      2000            2001              2000           2001
                                                      ----------------------------------------------------------
Operating revenue.................................... 100.0%          100.0%            100.0%         100.0%
Operating expenses
  Purchased transportation...........................  39.7            36.3              39.5           36.7
  Compensation and employee benefits.................  25.6            27.7              25.9           27.9
  Fuel, supplies, and maintenance....................  14.4            17.5              14.3           17.8
  Insurance and claims...............................   2.2             2.0               1.9            2.0
  Taxes and licenses.................................   2.0             2.0               1.9            1.9
  General and administrative.........................   3.7             4.0               3.7            4.1
  Communications and utilities.......................   1.1             1.1               1.0            1.1
  Depreciation and amortization......................   9.1             8.8               9.0            9.2
                                                      ----------------------------------------------------------
    Total operating expenses.........................  97.6            99.3              97.3          100.8
                                                      ----------------------------------------------------------
Earnings (loss) from operations......................   2.4             0.7               2.7          (0.8)
Interest expense (net)............................... (2.0)           (1.6)             (2.0)          (1.7)
                                                      ----------------------------------------------------------
Earnings (loss) before income taxes..................   0.3           (0.9)               0.7          (2.5)
Income taxes (benefit)...............................   0.3           (0.2)               0.4          (0.8)
                                                      ----------------------------------------------------------
Net earnings (loss)..................................   0.0%          (0.7)%              0.2%         (1.7)%
                                                      ==========================================================

Comparison of three months ended June 30, 2001 with three months ended June 30, 2000

     Operating revenue increased $660,000 (1.3%), to $51.8 million during the 2001 quarter from $51.1 million during the 2000 quarter. An increase in the number of weighted average tractors and increased fuel surcharge revenue were partially offset by lower average revenue per tractor per week and decreased brokerage revenue. Weighted average tractors increased to 1,572 during the 2001 quarter from 1,498 during the 2000 quarter resulting from the acquisition of the assets of Skipper Transportation, Inc. on March 28, 2001. Additionally, fuel surcharge revenue increased $320,000 to $1.9 million in the 2001 quarter from $1.6 million in the 2000 quarter. During the 2001 and 2000 quarter, approximately $1.1 million and $800,000, respectively, of the fuel surcharge revenue collected helped to offset Company fuel costs. The remainder was passed through to independent contractors. Increases in these areas were partially offset by a soft freight market that caused a $1.3 million decrease in brokerage revenue, to $2.2 million in the 2001 quarter from $3.5 million in the 2000 quarter. In addition, average revenue per tractor per week (excluding revenue from brokerage operations and fuel surcharges) decreased to $2,320 during the 2001 quarter from $2,348 during the 2000 quarter, primarily due to the weekly production of tractors acquired from Skipper Transportation, Inc. New customers obtained in the Skipper acquisition, however, caused a slight increase in revenue per loaded mile, net of surcharges, to $1.35 in the 2001 quarter from $1.33 in the 2000 quarter.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $1.5 million (7.4%), to $18.8 million in the 2001 quarter from $20.3 million in the 2000 quarter and decreased as a percentage of revenue to 36.3% of revenue in the 2001 quarter from 39.7% in the 2000 quarter. This reflects a decrease in the percentage of the Company's fleet supplied by independent contractors which was partially offset by an increase in the percentage of the revenue paid to the independent contractors for fuel surcharges. Management believes the decline in independent contractor percentage is attributable to high fuel costs, rising interest rates, and high insurance costs, which have diminished the pool of drivers interested in becoming or remaining independent contractors.

     Compensation and employee benefits increased $1.3 million (9.6%), to $14.3 million in the 2001 quarter from $13.1 million in the 2000 quarter and increased as a percentage of revenue to 27.7% of revenue in the 2001 quarter from 25.6% in the 2000 quarter. The increases were primarily attributable to the increase in the percentage of the Company's fleet represented by company owned equipment.

     Fuel, supplies, and maintenance increased $1.7 million (23.5%), to $9.1 million in the 2001 quarter from $7.3 million in the 2000 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 17.5% of revenue for the 2001 quarter compared with 14.4% for the 2000 quarter. This was attributable primarily to (i) a 3.6% increase in average fuel prices, which increased to $1.45 from $1.40, (ii) higher non-billable miles for which the Company incurs fuel expense, but does not recoup increased costs through fuel surcharges, and (iii) no gain from fuel hedging transactions in the 2001 quarter, compared to a gain of $321,000 in the 2000 quarter. The Company's fuel hedging positions expired in June 2000. The increase in fuel, supplies, and maintenance expense was partially offset by fuel surcharges attributable to loads hauled by Company trucks, which increased $266,000 (33.2%), to $1.1 million in the 2001 quarter from $800,000 in the 2000 quarter. The Company is attempting to recover increases in fuel prices through fuel surcharges and higher rates, however, fuel price increases will not be fully offset through these measures. An increase in the percentage of the Company's fleet supplied by Company-owned equipment and a slightly older fleet of Company-owned equipment also contributed to increases in this category. The Company has extended its trade cycle for tractors and expects the increase in maintenance and repair costs to continue.

     Insurance and claims decreased $56,000 (5.1%), to $1.0 million in the 2001 quarter from $1.1 million in the 2000 quarter. As a percentage of revenue, insurance and claims decreased to 2.0% of revenue for the 2001 quarter compared with 2.2% for the 2000 quarter. The decrease was attributable to a decrease in liability claims paid and reserved. Certain of the Company's insurance policies were renewed on July 1, 2001 with no change in deductibles. However, an industry-wide increase in insurance costs resulted in a substantial increase in premiums. As a result, insurance expense is expected to be higher in future periods.

     Taxes and licenses remained constant at $1.0 million and 2.0% of revenue in both quarters.

     General and administrative expenses increased $185,000 (9.9%), to $2.1 million in the 2001 quarter from $1.9 million in the 2000 quarter. As a percentage of revenue, general and administrative expenses increased to 4.0% of revenue for the 2001 quarter compared with 3.7% for the 2000 quarter. The increase was attributable to higher driver training costs as the number of new drivers in the Company's training and orientation program continued at record levels.

     Communications and utilities increased $23,000 (4.3%), to $563,000 in the 2001 quarter from $540,000 in the 2000 quarter. As a percentage of revenue, communications and utilities remained constant at 1.1% of revenue for both quarters.

     Depreciation and amortization remained essentially constant at $4.6 million in both quarters. As a percentage of revenue, depreciation and amortization decreased to 8.8% of revenue in the 2001 quarter compared with 9.1% in the 2000 quarter. Under normal circumstances, the increase in the percentage of the Company's fleet supplied by Company-owned equipment would cause depreciation, expressed as a percentage of revenue, to increase. However, given the significant decrease in used equipment values, the Company has extended the time period for replacing Company-owned equipment and acquired low mileage, late-model used equipment when replacement of older equipment is necessary.

     Interest expense (net) decreased $229,000 (22.1%), to $807,000 in the 2001 quarter from $1.0 million in the 2000 quarter, reflecting a decrease in average outstanding debt and lower interest rates. As a percentage of revenue, interest expense (net) decreased to 1.6% of revenue in the 2001 quarter from 2.0% in the 2000 quarter.

     As a result of the foregoing, the Company's pretax margin decreased to (0.9%) in the 2001 quarter from 0.3% in the 2000 quarter.

     The Company's income tax benefit for the 2001 quarter was $85,000, or 18.1% of loss before income taxes. The Company's income tax expense for the 2000 quarter was $163,000, or 95.8% of earnings before income taxes. In both quarters the effective tax rate differs from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of Company drivers to independent contractors and the Company's pretax earnings.

     As a result of the factors described above, net loss was $384,000 ((0.7%) of revenue) in the 2001 quarter compared with net earnings of $7,000 (0.0% of revenue) in the 2000 quarter.

Comparison of six months ended June 30, 2001 with six months ended June 30, 2000

     Operating revenue decreased $2.7 million (2.7%), to $99.1 million during the 2001 period from $101.8 million during the 2000 period. Lower average revenue per tractor per week and decreased brokerage revenue were partially offset by slightly higher weighted average tractors and increased fuel surcharge revenue. Average revenue per tractor per week (excluding revenue from brokerage operations and fuel surcharges) decreased to $2,258 during the 2001 period from $2,336 during the 2000 period caused by soft freight demand, harsh winter weather, and lower production of tractors acquired from Skipper Transportation, Inc. Additionally, lower freight demand caused a $1.4 million decrease in brokerage revenue, to $4.7 million in the 2001 period from $6.1 million in the 2000 period. Slightly higher weighted average tractors and a substantial increase in fuel surcharge revenue to $3.8 million in the 2001 period from $2.9 million in the 2000 period helped to partially offset the decrease in weekly production and brokerage revenue. Weighted average tractors increased to 1,537 during the 2001 period from 1,518 during the 2000 period, resulting from the acquisition of the assets of Skipper Transportation, Inc on March 28, 2001, offset by a continuing reduction in tractors provided by independent contractors. During the 2001 and 2000 period, approximately $2.1 million and $1.5 million, respectively, of the fuel surcharge revenue collected helped to offset Company fuel costs and the remainder was passed through to independent contractors. Revenue per loaded mile, net of surcharges, increased slightly to $1.33 in the 2001 period from $1.32 in the 2000 period.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $3.9 million (9.7%), to $36.3 million in the 2001 period from $40.2 million in the 2000 period. As a percentage of revenue, purchased transportation decreased to 36.7% of revenue in the 2001 period from 39.5% in the 2000 period. This reflects a decrease in the percentage of the Company's fleet supplied by independent contractors which was partially offset by an increase in the percentage of revenue paid to the independent contractors for fuel surcharges. Management believes the decline in independent contractor percentage is attributable to high fuel costs, rising interest rates, and high insurance costs, which have diminished the pool of drivers interested in becoming or remaining independent contractors.

     Compensation and employee benefits increased $1.3 million (4.9%), to $27.7 million in the 2001 period from $26.4 million in the 2000 period. As a percentage of revenue, compensation and employee benefits increased to 27.9% of revenue in the 2001 period from 25.9% in the 2000 period. The increase was primarily attributable to the increase in the percentage of the Company's fleet represented by company owned equipment.

     Fuel, supplies, and maintenance increased $3.1 million (21.0%), to $17.7 million in the 2001 period from $14.6 million in the 2000 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 17.8% of revenue for the 2001 period compared with 14.3% for the 2000 period. This was attributable primarily to (i) a 2.9% increase in average fuel prices, which increased to $1.43 from $1.39, (ii) higher non-billable miles for which the Company incurs fuel expense, but does not recoup increased costs through fuel surcharges, and (iii) no gain from fuel hedging transactions in the 2001 period, compared to a gain of $667,000 in the 2000 period. The Company's fuel hedging positions expired in June 2000. The increase in fuel, supplies, and maintenance expense was partially offset by fuel surcharges attributable to loads hauled by Company trucks, which increased to $2.1 million in the 2001 period from $1.5 million in the 2000 period. The Company is attempting to recover increases in fuel prices through fuel surcharges and higher rates, however, fuel price increases will not be fully offset through these measures. An increase in the percentage of the Company's fleet supplied by Company-owned equipment and a slightly older fleet of Company-owned equipment also contributed to increases in this category. The Company has extended its trade cycle for tractors and expects the increase in maintenance and repair costs to continue.

     Insurance and claims increased $130,000 (6.8%), to $2.0 million in the 2001 period from $1.9 million in the 2000 period. As a percentage of revenue, insurance and claims remained essentially constant at 2.0% of revenue for the 2001 period compared with 1.9% for the 2000 period.

     Taxes and licenses remained constant at $1.9 million and 1.9% of revenue in both periods.

     General and administrative expenses increased $283,000 (7.5%), to $4.0 million in the 2001 period from $3.8 million in the 2000 period. As a percentage of revenue, general and administrative expenses increased to 4.1% of revenue for the 2001 period compared with 3.7% for the 2000 period. The increase was attributable to higher driver training costs as the number of new drivers in the Company's training and orientation program continued at record levels.

     Communications and utilities remained constant at $1.1 million in both periods. As a percentage of revenue, communications and utilities remained essentially constant at 1.1% of revenue for the 2001 period compared with 1.0% for the 2000 period.

     Depreciation and amortization decreased $96,000 (1.0%), to $9.1 million in the 2001 period from $9.2 million in the 2000 period. As a percentage of revenue, depreciation and amortization increased to 9.2% of revenue in the 2001 period from 9.0% in the 2000 period. Under normal circumstances, the increase in the percentage of the Company's fleet supplied by Company-owned equipment would cause depreciation, expressed as a percentage of revenue, to increase. However, given the significant decrease in used equipment values, the Company has extended the time period for replacing Company-owned equipment and acquired low mileage, late-model used equipment when replacement of older equipment is necessary.

     Interest expense (net) decreased $379,000 (18.6%), to $1.7 million in the 2001 period from $2.0 million in the 2000 period reflecting a decrease in average outstanding debt and lower interest rates. As a percentage of revenue, interest expense (net) decreased to 1.7% of revenue in the 2001 period from 2.0% in the 2000 period.

     As a result of the foregoing, the Company's pretax margin decreased to (2.5%) in the 2001 period from 0.7% in the 2000 period.

     The Company's income tax benefit for the 2001 period was $772,000, or 31.6% of loss before income taxes. The Company's income tax expense for the 2000 period was $446,000, or 64.5% of earnings before income taxes. In both periods the effective tax rate differs from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of Company drivers to independent contractors and the Company's pretax earnings.

     As a result of the factors described above, net loss was $1.7 million ((1.7%) of revenue) in the 2001 period compared with net earnings of $245,000 (0.2% of revenue) in the 2000 period.

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

     Net cash provided by operating activities was $5.2 million for the six months ended June 30, 2001, consisting of net loss of $1.7 million offset by $9.1 million in depreciation and amortization, and a $2.2 million increase in accounts payable and other accrued liabilities. The Company's principal uses of cash from operations are to service debt and internally finance accounts receivable growth. Customer accounts receivable increased $3.7 million for the six months ended June 30, 2001. The average age of the Company's accounts receivable was approximately 36.2 days for the 2001 period versus 36.0 days for the 2000 period.

     Net cash used in investing activities of $3.2 million for the six months ended June 30, 2001 related primarily to the acquisition of Skipper Transportation, Inc. and purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $3.9 million during the remaining six months of 2001. Such projected capital expenditures will be funded with a combination of cash flow from operations, borrowings, and operating leases.

     Net cash used in financing activities of $1.9 million for the six months ended June 30, 2001, consisted primarily of principal payments, net of borrowings, made under the Company's long-term debt obligations.

     At June 30, 2001, the Company had outstanding long-term debt (including current maturities) of approximately $53.1 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $30.3 million consisted of borrowings from financial institutions and equipment manufacturers, $22.8 million represented the amount drawn under the Company's revolving credit facility. Interest rates on this debt range from 5.15% to 6.58% with maturities through 2006.

     At June 30, 2001, the revolving credit facility provided for borrowings of up to $32.5 million, based upon certain accounts receivable and revenue equipment values. The interest rate under the credit facility is currently 1.5% plus the LIBOR rate for the corresponding period. The credit facility is secured and contains covenants that impose certain minimum financial ratios and limit additional liens, the size of certain mergers and acquisitions, dividends, and other matters. The Company was in compliance with the terms of the credit facility at June 30, 2001.

Quantitative and Qualitative Disclosures About Market Risks

     The Company is exposed to market risks from changes in (i) certain interest rates on its debt and (ii) certain commodity prices.

Interest Rate Risk
     The revolving credit facility, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.5%. This variable interest exposes the Company to the risk that interest rates may rise. Most of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At June 30, 2001, approximately 68.8% of the Company's debt carries a variable interest rate and the remainder is fixed.

Commodity Price Risk
     The Company in the past has used derivative instruments, including heating oil price swap agreements, to reduce a portion of its exposure to fuel price fluctuations. At June 30, 2001, the Company had no such agreements in place.

PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.

       No reportable events or material changes occurred during the quarter for which this report is filed.

Item 2.    Changes in Securities and Use of Proceeds.

       None.

Item 3.    Defaults Upon Senior Securities.

       None.

Item 4.    Submission of Matters to a Vote of Security Holders.

     On May 11, 2001, the Company held its annual meeting for the purpose of (a) ratification of the selection of KPMG LLP as independent certified public accounts for the Company, and (b) electing five directors for one-year terms. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. The voting tabulation on the selection of accountants was 5,309,399 votes "FOR", 68,665 votes "AGAINST", and 5,318 votes "ABSTAIN." The voting tabulation on the election of directors was as follows:

                                                      Shares             Shares             Shares
                                                       voted              voted              voted
                                                       "FOR"          "AGAINST"          "ABSTAIN"
        William G. Smith                           5,309,505                  0             73,877
        G. Larry Owens                             5,308,912                  0             74,470
        Terry G. Christenberry                     5,307,692                  0             75,690
        Herbert D. Ihle                            5,307,692                  0             75,690
        Robert E. Rich                             5,306,692                  0             75,690


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

10.16      ^^           Sixth Amendment to Credit Agreement dated July 1, 2000,
                        between Smithway Motor Xpress Corp., as Guarantor,
                        Smithway Motor Xpress, Inc., as Borrower, and LaSalle
                        National Bank.

10.17      ^^           Seventh Amendment to Credit Agreement dated August 25,
                        2000, between Smithway Motor Xpress Corp., as Guarantor,
                        Smithway Motor Xpress, Inc., as Borrower, and LaSalle
                        National Bank.

10.18      ^^           Eighth Amendment to Credit Agreement dated March 14,
                        2001, between Smithway Motor Xpress Corp., as Guarantor,
                        Smithway Motor Xpress, Inc., as Borrower, and LaSalle
                        National Bank.

21         ****         List of Subsidiaries.


--------------
+ Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996.

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

^^ Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001. Commission File No. 000-20793, dated May 14, 2001.

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

                                         SMITHWAY MOTOR XPRESS CORP.,
                                         a Nevada corporation


Date: August 10, 2001                    By:____________________________________
                                         Douglas C. Sandvig
                                         Controller and Chief Accounting Officer