Form 10-Q
period 2001-09-30
SMITHWAY MOTOR XPRESS CORP
filed 2001-11-13
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------


                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from  ___________ to _____________

                         Commission File Number 0-20793

                           Smithway Motor Xpress Corp.
             (Exact name of registrant as specified in its charter)


      Nevada                                            42-1433844
 (State or other jurisdiction of             (I.R.S. employer identification
  incorporation or organization)                           number)

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

                                  YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 5, 2001).

             Class A Common Stock, $.01 par value: 3,843,980 shares Class B Common Stock, $.01 par value: 1,000,000 shares


                                                 Exhibit Index is on Page 16-17.

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                        PAGE
                                                                                                        NUMBER
Item 1.  Financial Statements.......................................................................      3-8
         Condensed Consolidated Balance Sheets as of December 31, 2000 and
                  September 30, 2001  (unaudited)...................................................      3-4
         Condensed Consolidated Statements of Earnings for the three and nine months
                  ended September 30, 2000 and 2001 (unaudited).....................................       5
         Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2000 and 2001 (unaudited)...........................................      6-7
         Notes to Condensed Consolidated Financial Statements (unaudited)...........................       8
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations........................................................................      9-14
Item 3.  Quantitative and Qualitative Disclosures About Market Risks................................       14

                                     PART II
                                OTHER INFORMATION


 Item 1. Legal Proceedings...........................................................................      15
 Item 2. Changes in Securities and Use of Proceeds...................................................      15
 Item 3. Defaults Upon Senior Securities.............................................................      15
 Item 4. Submission of Matters to a Vote of Security Holders.........................................      15
 Item 5. Other Information...........................................................................      15
 Item 6. Exhibits and Reports on Form 8-K............................................................     16-17




                                                                                                         Page 2

                                    PART I
                              FINANCIAL INFORMATION


                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,      September 30,
                                                                                     2000               2001
                                                                              ------------------ ------------------
                                                                                                    (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents..................................................$              349 $              100
   Receivables:
      Trade...................................................................            17,832             21,375
      Other...................................................................             1,310              1,547
      Recoverable income taxes................................................                17                833
   Inventories................................................................             1,586              1,587
   Deposits, primarily with insurers..........................................               160                364
   Prepaid expenses...........................................................               910              1,139
   Deferred income taxes......................................................             1,384              1,418
                                                                              ------------------ ------------------
         Total current assets.................................................            23,548             28,363
                                                                              ------------------ ------------------
Property and equipment:
   Land.......................................................................             1,412              1,548
   Buildings and improvements.................................................             7,006              7,197
   Tractors...................................................................            77,098             77,989
   Trailers...................................................................            43,167             45,038
   Other equipment............................................................             7,497              8,080
                                                                              ------------------ ------------------
                                                                                         136,180            139,852
   Less accumulated depreciation..............................................            49,432             61,207
                                                                              ------------------ ------------------
         Net property and equipment...........................................            86,748             78,645
                                                                              ------------------ ------------------
Intangible assets, net........................................................             5,191              5,201
Other assets..................................................................               341                378
                                                                              ------------------ ------------------
                                                                              $          115,828 $          112,587
                                                                              ================== ==================





See accompanying notes to condensed consolidated financial statements.
                                                                                                             Page 3

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,      September 30,
                                                                                     2000               2001
                                                                              ------------------ ------------------
                                                                                                    (unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.......................................$            8,636 $           10,354
   Accounts payable...........................................................             5,669              6,580
   Checks issued in excess of cash balances...................................                 -                307
   Accrued compensation.......................................................             2,505              2,925
   Accrued loss reserves......................................................             2,344              2,484
   Other accrued expenses.....................................................             1,094                630
                                                                              ------------------ ------------------
         Total current liabilities............................................            20,248             23,280
Long-term debt, less current maturities.......................................            43,698             41,014
Deferred income taxes.........................................................            14,649             14,100
                                                                              ------------------ ------------------
         Total liabilities....................................................            78,595             78,394
                                                                              ------------------ ------------------
Stockholders' equity:
   Preferred stock............................................................                 -                  -
   Common stock:
      Class A.................................................................                40                 40
      Class B.................................................................                10                 10
   Additional paid-in capital.................................................            11,396             11,394
   Retained earnings..........................................................            26,053             23,169
   Reacquired shares, at cost.................................................              (266)              (420)
                                                                              ------------------ ------------------
         Total stockholders' equity...........................................            37,233             34,193
                                                                              ------------------ ------------------
                                                                              $          115,828 $          112,587
                                                                              ================== ==================



See accompanying notes to condensed consolidated financial statements.
                                                                                                             Page 4

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                          Three months ended               Nine months ended
                                                            September 30,                    September 30,
                                                        2000             2001            2000             2001
                                                    -------------    -------------   -------------   --------------
Operating revenue:
    Freight.........................................$      50,033    $      48,389   $     151,554   $      147,209
    Other...........................................          173              182             494              495
                                                    -------------    -------------   -------------   --------------
        Operating revenue...........................       50,206           48,571         152,048          147,704
                                                    -------------    -------------   -------------   --------------
Operating expenses:
    Purchased transportation........................       19,712           17,619          59,961           53,963
    Compensation and employee benefits..............       12,693           13,742          39,087           41,441
    Fuel, supplies, and maintenance.................        7,983            8,480          22,592           26,163
    Insurance and claims............................          648            1,922           2,550            3,954
    Taxes and licenses..............................        1,016              956           2,964            2,860
    General and administrative......................        1,830            1,955           5,588            5,996
    Communications and utilities....................          483              496           1,549            1,620
    Depreciation and amortization...................        4,637            4,515          13,828           13,610
                                                    -------------    -------------   -------------   --------------
        Total operating expenses....................       49,002           49,685         148,119          149,607
                                                    -------------    -------------   -------------   --------------
             Earnings (loss) from operations........        1,204           (1,114)          3,929           (1,903)
Financial (expense) income
    Interest expense................................       (1,056)            (741)         (3,133)          (2,422)
    Interest income.................................           26               10              69               36
                                                    -------------    -------------   -------------   --------------
             Earnings (loss) before income taxes....          174           (1,845)            865           (4,289)
Income taxes (benefit)..............................          153             (633)            599           (1,405)
                                                    -------------    -------------   -------------   --------------
             Net earnings (loss)....................$          21    $      (1,212)  $         266   $       (2,884)
                                                    =============    =============   =============   ==============
Basic and diluted earnings (loss) per common share..$        0.00    $      (0.25)   $        0.05   $       (0.59)
                                                    =============    =============   =============   ==============
Basic weighted average common shares
outstanding.........................................    5,034,072        4,843,980       5,024,814        4,854,792
    Common stock options and awards.................       58,190                -          19,396                -
                                                    -------------    -------------   -------------   --------------
Diluted weighted average common shares                  5,092,262        4,843,980       5,044,210        4,854,792
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



See accompanying notes to condensed consolidated financial statements.
                                                                                                             Page 5

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                          2000           2001
                                                                                     -------------- ---------------
Cash flows from operating activities:
  Net earnings (loss)................................................................$          266 $        (2,884)
                                                                                     -------------- ---------------
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Depreciation and amortization....................................................        13,828          13,610
    Deferred income taxes............................................................           548            (583)
    Stock bonuses....................................................................           171               9
    Changes in:
      Receivables....................................................................        (2,032)         (4,483)
      Inventories....................................................................           (37)              3
      Deposits, primarily with insurers..............................................           164            (204)
      Prepaid expenses...............................................................          (325)           (118)
      Accounts payable and other accrued liabilities.................................         1,943           1,000
                                                                                     -------------- ---------------
       Total adjustments.............................................................        14,260           9,234
                                                                                     -------------- ---------------
       Net cash provided by operating activities.....................................        14,526           6,350
                                                                                     -------------- ---------------

Cash flows from investing activities:
  Payments for acquisitions..........................................................             -          (2,954)
  Purchase of property and equipment.................................................        (3,062)         (1,399)
  Proceeds from the sale of property and equipment...................................           999           1,101
  Other .............................................................................           (12)            (37)
                                                                                     -------------- ---------------
       Net cash used in investing activities.........................................        (2,075)         (3,289)
                                                                                     -------------- ---------------

Cash flows from financing activities:
  Proceeds from long-term debt.......................................................         6,700          16,545
  Principal payments on long-term debt...............................................       (19,045)        (19,997)
  Change in net checks issued in excess of cash balances.............................             -             307
  Payments for reacquired shares.....................................................          (196)           (165)
                                                                                     -------------- ---------------
       Net cash used in financing activities.........................................       (12,541)         (3,310)
                                                                                     -------------- ---------------

       Net decrease in cash and cash equivalents.....................................           (90)           (249)
Cash and cash equivalents at beginning of period.....................................           685             349
                                                                                     -------------- ---------------
Cash and cash equivalents at end of period...........................................$          595 $           100
                                                                                     ============== ===============



See accompanying notes to condensed consolidated financial statements.
                                                                                                             Page 6

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                          2000           2001
                                                                                     -------------- ---------------
Supplemental disclosure of cash flow information: Cash paid (received) during the period for:
       Interest......................................................................$        3,176 $         2,427
       Income taxes..................................................................          (787)             (5)
                                                                                     ============== ===============

Supplemental schedules of noncash investing and financing activities:
       Notes payable issued for tractors and trailers................................$        8,267 $         2,486
       Issuance of stock bonuses.....................................................           171               9
                                                                                     ============== ===============

Cash payments for acquisitions:
       Revenue equipment.............................................................             -           2,088
       Intangible assets.............................................................             -             526
       Other assets (net)............................................................             -             340
                                                                                     -------------- ---------------
                                                                                                  -           2,954
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

Note 2. Effect of New Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company for the year beginning January 1, 2001. Management has conducted a review of the Company's operations and believes the options and futures contracts used to hedge fuel costs are the only derivative instruments which require valuation in the financial statements under the provisions of SFAS 133. The Company did not have any options or futures contracts in place at January 1, 2001, or any transactions during the nine months ended September 30, 2001, and thus there is no effect on the financial statements from the adoption of the pronouncement.

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

     The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the third quarter and first nine months of the Company's 2000 and 2001 fiscal years.

     For the three months ended September 30, 2001, operating revenue decreased 3.3% to $48.6 million from $50.2 million during the same quarter in 2000. Net loss was $1,212,000, or $0.25 per diluted share, compared with net earnings of $21,000, or $0.00 per diluted share, during the 2000 quarter. For the nine months ended September 30, 2001, operating revenue decreased 2.9% to $147.7 million from $152.0 million during the same period in 2000. Net loss was $2.9 million, or $0.59 per diluted share, compared with net earnings of $266,000, or $0.05 per diluted share, during the 2000 period.

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

Results of Operations

       The following table sets forth the percentage relationship of certain items to operating revenue for the three and nine months ended September 30, 2000 and 2001:

                                                           Three Months Ended         Nine Months Ended
                                                             September 30,              September 30,
                                                          2000           2001       2000          2001
                                                     -------------------------------------------------------
Operating revenue....................................     100.0%         100.0%    100.0%         100.0%
Operating expenses
  Purchased transportation...........................      39.3           36.3      39.4           36.5
  Compensation and employee benefits.................      25.3           28.3      25.7           28.1
  Fuel, supplies, and maintenance....................      15.9           17.5      14.9           17.7
  Insurance and claims...............................       1.3            4.0       1.7            2.7
  Taxes and licenses.................................       2.0            2.0       1.9            1.9
  General and administrative.........................       3.6            4.0       3.7            4.1
  Communications and utilities.......................       1.0            1.0       1.0            1.1
  Depreciation and amortization......................       9.2            9.3       9.1            9.2
                                                     -------------------------------------------------------
    Total operating expenses.........................      97.6          102.3      97.4          101.3
                                                     -------------------------------------------------------
Earnings (loss) from operations......................       2.4           (2.3)      2.6           (1.3)
Interest expense (net)...............................      (2.1)          (1.5)     (2.1)          (1.6)
                                                     -------------------------------------------------------
Earnings (loss) before income taxes..................       0.3           (3.8)      0.6           (2.9)
Income taxes (benefit)...............................       0.3           (1.3)      0.4           (0.9)
                                                     -------------------------------------------------------
Net earnings (loss)..................................       0.0%          (2.5)%     0.2%          (2.0)%
                                                     =======================================================

Comparison of three months ended September 30, 2001 with three months ended September 30, 2000

     Operating revenue decreased $1.6 million (3.3%), to $48.6 million during the 2001 quarter from $50.2 million during the 2000 quarter. Decreased brokerage revenue, lower average revenue per tractor per week, and decreased fuel surcharge revenue were partially offset by slightly higher weighted average tractors. Soft freight demand caused a $1.1 million decrease in brokerage revenue, to $2.4 million in the 2001 quarter from $3.5 million in the 2000 quarter. In addition, average revenue per tractor per week (excluding revenue from brokerage operations and fuel surcharges) decreased to $2,221 during the 2001 quarter from $2,270 during the 2000 quarter, primarily due to the lower weekly production of tractors acquired from Skipper Transportation, Inc. Finally, fuel surcharge revenue decreased $282,000 to $1.6 million in the 2001 quarter from $1.9 million in the 2000 quarter. During the 2001 and 2000 quarter, approximately $923,000 and $990,000, respectively, of the fuel surcharge revenue collected helped to offset Company fuel costs. The remainder was passed through to independent contractors. Slightly higher weighted average tractors, which increased to 1,534 during the 2001 quarter from 1,506 during the 2000 quarter helped to partially offset those revenue reducing factors described above. Revenue per loaded mile, net of surcharges, increased slightly to $1.35 in the 2001 quarter from $1.33 in the 2000 quarter.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $2.1 million (10.6%), to $17.6 million in the 2001 quarter from $19.7 million in the 2000 quarter and decreased as a percentage of revenue to 36.3% of revenue in the 2001 quarter from 39.3% in the 2000 quarter. This reflects a decrease in the percentage of the Company's fleet supplied by independent contractors partially offset by an increase in the percentage of the revenue paid to the independent contractors for fuel surcharges. Management believes the decline in independent contractor percentage is attributable to high fuel costs, high insurance costs, and slow freight demand which have diminished the pool of drivers interested in becoming or remaining independent contractors.

     Compensation and employee benefits increased $1.0 million (8.3%), to $13.7 million in the 2001 quarter from $12.7 million in the 2000 quarter and increased as a percentage of revenue to 28.3% of revenue in the 2001 quarter from 25.3% in the 2000 quarter. The increases were primarily attributable to the increase in the percentage of the Company's fleet represented by company owned equipment.

     Fuel, supplies, and maintenance increased $497,000 (6.2%), to $8.5 million in the 2001 quarter from $8.0 million in the 2000 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 17.5% of revenue for the 2001 quarter compared with 15.9% for the 2000 quarter. This was attributable primarily to (i) an increase in the percentage of the Company's fleet supplied by Company-owned equipment, (ii) a slightly older fleet of Company-owned equipment as the Company has extended its trade cycle for tractors, and (iii) higher non-billable miles for which the Company incurs fuel expense, but does not recoup increased costs through fuel surcharges. These factors were partially offset by a decrease in fuel prices, which decreased 5.4% to $1.40 per gallon in the 2001 quarter from $1.48 per gallon in the 2000 quarter. Fuel surcharge revenue attributable to loads hauled by Company trucks remained relatively constant at $923,000 in the 2001 quarter compared with $990,000 in the 2000 quarter.

     Insurance and claims increased $1.3 million (196.6%), to $1.9 million in the 2001 quarter from $648,000 in the 2000 quarter. As a percentage of revenue, insurance and claims increased to 4.0% of revenue for the 2001 quarter compared with 1.3% for the 2000 quarter. The increase was attributable to a substantial increase in insurance premiums on July 1, 2001 when the Company's insurance policies were renewed. Additionally, liability claims paid and reserved increased.

     Taxes and licenses decreased $60,000 (5.9%), to $956,000 in the 2001 quarter from $1.0 million in the 2000 quarter. As a percentage of revenue, taxes and licenses remained constant at 2.0% of revenue in both quarters.

     General and administrative expenses increased $125,000 (6.8%), to $2.0 million in the 2001 quarter from $1.8 million in the 2000 quarter. As a percentage of revenue, general and administrative expenses increased to 4.0% of revenue for the 2001 quarter compared with 3.6% for the 2000 quarter. The increase was attributable to higher driver training costs as the number of new drivers in the Company's training and orientation program increased over the previous year.

     Communications and utilities increased $13,000 (2.7%), to $496,000 in the 2001 quarter from $483,000 in the 2000 quarter. As a percentage of revenue, communications and utilities remained constant at 1.0% of revenue for both quarters.

     Depreciation and amortization decreased $122,000 (2.6%), to $4.5 million in the 2001 quarter from $4.6 million in the 2000 quarter. As a percentage of revenue, depreciation and amortization increased slightly to 9.3% of revenue in the 2001 quarter compared with 9.2% in the 2000 quarter. Under normal circumstances, the increase in the percentage of the Company's fleet supplied by Company-owned equipment would cause depreciation, expressed as a percentage of revenue, to increase. However, given the significant decrease in used equipment values, the Company has extended the time period for replacing Company-owned equipment and acquired low mileage, late-model used equipment when replacement of older equipment is necessary.

     Interest expense (net) decreased $299,000 (29.0%), to $731,000 in the 2001 quarter from $1.0 million in the 2000 quarter, reflecting a decrease in average outstanding debt and lower interest rates. As a percentage of revenue, interest expense (net) decreased to 1.5% of revenue in the 2001 quarter from 2.1% in the 2000 quarter.

     As a result of the foregoing, the Company's pretax margin decreased to (3.8%) in the 2001 quarter from 0.3% in the 2000 quarter.

     The Company's income tax benefit for the 2001 quarter was $633,000, or 34.3% of loss before income taxes. The Company's income tax expense for the 2000 quarter was $153,000, or 87.9% of earnings before income taxes. In both quarters the effective tax rate differs from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of Company drivers to independent contractors and the Company's pretax earnings.

     As a result of the factors described above, net loss was $1,212,000 ((2.5%) of revenue) in the 2001 quarter compared with net earnings of $21,000 (0.0% of revenue) in the 2000 quarter.

Comparison of nine months ended September 30, 2001 with nine months ended September 30, 2000

     Operating revenue decreased $4.3 million (2.9%), to $147.7 million during the 2001 period from $152.0 million during the 2000 period. Lower average revenue per tractor per week and decreased brokerage revenue were partially offset by slightly higher weighted average tractors and increased fuel surcharge revenue. Average revenue per tractor per week (excluding revenue from brokerage operations and fuel surcharges) decreased to $2,246 during the 2001 period from $2,314 during the 2000 period caused by soft freight demand, harsh winter weather, and lower production of tractors acquired from Skipper Transportation, Inc. Additionally, lower freight demand caused a $2.5 million decrease in brokerage revenue, to $7.1 million in the 2001 period from $9.6 million in the 2000 period. Slightly higher weighted average tractors and an increase in fuel surcharge revenue to $5.4 million in the 2001 period from $4.8 million in the 2000 period helped to partially offset the decrease in weekly production and brokerage revenue. Weighted average tractors increased to 1,536 during the 2001 period from 1,514 during the 2000 period, resulting from the acquisition of the assets of Skipper Transportation, Inc on March 28, 2001, offset by a continuing reduction in tractors provided by independent contractors. During the 2001and 2000 period, approximately $3.0 million and $2.5 million, respectively, of the fuel surcharge revenue collected helped to offset Company fuel costs and the remainder was passed through to independent contractors. Revenue per loaded mile, net of surcharges, increased slightly to $1.34 in the 2001 period from $1.33 in the 2000 period.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $6.0 million (10.0%), to $54.0 million in the 2001 period from $60.0 million in the 2000 period. As a percentage of revenue, purchased transportation decreased to 36.5% of revenue in the 2001 period from 39.4% in the 2000 period. This reflects a decrease in the percentage of the Company's fleet supplied by independent contractors which was partially offset by an increase in the percentage of revenue paid to the independent contractors for fuel surcharges. Management believes the decline in independent contractor percentage is attributable to high fuel costs, high insurance costs, and slow freight demand which have diminished the pool of drivers interested in becoming or remaining independent contractors.

     Compensation and employee benefits increased $2.4 million (6.0%), to $41.4 million in the 2001 period from $39.1 million in the 2000 period. As a percentage of revenue, compensation and employee benefits increased to 28.1% of revenue in the 2001 period from 25.7% in the 2000 period. The increase was primarily attributable to the increase in the percentage of the Company's fleet represented by company owned equipment.

     Fuel, supplies, and maintenance increased $3.6 million (15.8%), to $26.2 million in the 2001 period from $22.6 million in the 2000 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 17.7% of revenue for the 2001 period compared with 14.9% for the 2000 period. This was attributable primarily to (i) an increase in the percentage of the Company's fleet supplied by Company-owned equipment, (ii) a slightly older fleet of Company-owned equipment as the Company has extended its trade cycle for tractors, (iii) higher non-billable miles for which the Company incurs fuel expense, but does not recoup increased costs through fuel surcharges, and (iv) no gain from fuel hedging transactions in the 2001 period, compared to a gain of $667,000 in the 2000 period. The Company's fuel hedging positions expired in June 2000. While the average price per gallon of fuel was $1.42 in both periods, we were aided by higher fuel surcharge revenue attributable to loads hauled by Company trucks, which increased to $3.0 million in the 2001 period from $2.5 million in the 2000 period. The Company is attempting to recover increases in fuel prices through fuel surcharges and higher rates, however, fuel price increases will not be fully offset through these measures.

     Insurance and claims increased $1.4 million (55.1%), to $4.0 million in the 2001 period from $2.6 million in the 2000 period. As a percentage of revenue, insurance and claims increased to 2.7% of revenue for the 2001 period compared with 1.7% for the 2000 period. The increase was attributable to a substantial increase in insurance premiums on July 1, 2001 when the Company's insurance policies were renewed. Additionally, liability claims paid and reserved increased.

     Taxes and licenses decreased $104,000 (3.5%), to $2.9 million in the 2001 period from $3.0 million in the 2000 period. As a percentage of revenue, taxes and licenses remained constant at 1.9% of revenue

     General and administrative expenses increased $408,000 (7.3%), to $6.0 million in the 2001 period from $5.6 million in the 2000 period. As a percentage of revenue, general and administrative expenses increased to 4.1% of revenue for the 2001 period compared with 3.7% for the 2000 period. The increase was attributable to higher driver training costs as the number of new drivers in the Company's training and orientation program continued at higher than normal levels.

     Communications and utilities increased $71,000 (4.6%), to $1.6 million in the 2001 period from $1.5 million in the 2000 period, primarily due to higher utility costs. As a percentage of revenue, communications and utilities remained essentially constant at 1.1% of revenue for the 2001 period compared with 1.0% for the 2000 period.

     Depreciation and amortization decreased $218,000 (1.6%), to $13.6 million in the 2001 period from $13.8 million in the 2000 period. As a percentage of revenue, depreciation and amortization remained essentially constant at 9.2% of revenue in the 2001 period compared with 9.1% in the 2000 period. Under normal circumstances, the increase in the percentage of the Company's fleet supplied by Company-owned equipment would cause depreciation, expressed as a percentage of revenue, to increase. However, given the significant decrease in used equipment values, the Company has extended the time period for replacing Company-owned equipment and acquired low mileage, late-model used equipment when replacement of older equipment is necessary.

     Interest expense (net) decreased $678,000 (22.1%), to $2.4 million in the 2001 period from $3.1 million in the 2000 period reflecting a decrease in average outstanding debt and lower interest rates. As a percentage of revenue, interest expense (net) decreased to 1.6% of revenue in the 2001 period from 2.1% in the 2000 period.

     As a result of the foregoing, the Company's pretax margin decreased to (2.9%) in the 2001 period from 0.6% in the 2000 period.

     The Company's income tax benefit for the 2001 period was $1.4 million, or 32.8% of loss before income taxes. The Company's income tax expense for the 2000 period was $599,000, or 69.2% of earnings before income taxes. In both periods the effective tax rate differs from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of Company drivers to independent contractors and the Company's pretax earnings.

     As a result of the factors described above, net loss was $2.9 million ((2.0%) of revenue) in the 2001 period compared with net earnings of $266,000 (0.2% of revenue) in the 2000 period.

Liquidity and Capital Resources

     The growth of the Company's business has required significant investments in new revenue equipment that the Company has financed in recent years with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, and equipment leases from third-party lessors. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely Company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. At September 30, 2001 the Company was not in compliance with various loan covenants under its credit agreements with financial institutions and management does not expect to be in compliance with these covenants at December 31, 2001. The Company received waivers for all violations at September 30 and expects to receive waivers at December 31. The Company's credit agreement with LaSalle Bank was amended on October 12, 2001. This amendment granted waivers for the period ended September 30, 2001and extended the expiration of the credit agreement until November 3, 2002. Management is in the process of renewing and revising the credit agreement with LaSalle and anticipates this to be in place prior to December 31, 2001. For these reasons, management believes that its sources of liquidity are adequate to meet its currently anticipated working capital requirements, capital expenditures, and other needs.

     Net cash provided by operating activities was $6.4 million for the nine months ended September 30, 2001, consisting of net loss of $2.8 million offset by $13.6 million in depreciation and amortization, and a $1.0 million increase in accounts payable and other accrued liabilities. The Company's principal uses of cash from operations are to service debt and internally finance accounts receivable growth. Customer accounts receivable increased $4.5 million for the nine months ended September 30, 2001. The average age of the Company's accounts receivable was approximately 37.0 days for the 2001 period versus 36.6 days for the 2000 period.

     Net cash used in investing activities of $3.3 million for the nine months ended September 30, 2001 related primarily to the acquisition of Skipper Transportation, Inc. and purchases, sales, and trades of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $3.2 million during the remaining three months of 2001. Such projected capital expenditures will be funded with a combination of cash flow from operations, borrowings, and operating leases.

     Net cash used in financing activities of $3.3 million for the nine months ended September 30, 2001, consisted primarily of principal payments, net of borrowings, made under the Company's long-term debt obligations.

     At September 30, 2001, the Company had outstanding long-term debt (including current maturities) of approximately $51.4 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $28.4 million consisted of borrowings from financial institutions and equipment manufacturers and $23.0 million represented the amount drawn under the Company's revolving credit facility. Interest rates on this debt range from 4.09% to 6.14% with maturities through 2006.

     At September 30, 2001, the revolving credit facility provided for borrowings of up to $32.5 million, based upon certain accounts receivable and revenue equipment values. The interest rate under the credit facility is currently 1.5% plus the LIBOR rate for the corresponding period. The credit facility is secured and contains covenants that impose certain minimum financial ratios and limit additional liens, the size of certain mergers and acquisitions, dividends, and other matters.

Quantitative and Qualitative Disclosures About Market Risks

     The Company is exposed to market risks from changes in (i) certain interest rates on its debt and (ii) certain commodity prices. The Company does not trade in derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying exposures.

Interest Rate Risk
       The revolving credit facility, provided there has been no default, carries a maximum variable interest rate of LIBOR for the corresponding period plus 1.5%. This variable interest exposes the Company to the risk that interest rates may rise. At September 30, 2001, approximately 70.1% of the Company's total debt carries a variable interest rate and the remainder carries fixed interest rates which exposes the Company to the risk that interest rates may fall. Assuming the September 30, 2001 variable rate borrowings, each one percent increase or decrease in LIBOR would affect the Company's pretax interest expense by approximately $360,000 on an annualized basis.

Commodity Price Risk
       The Company in the past has used derivative instruments, including heating oil price swap agreements, to reduce a portion of its exposure to fuel price fluctuations. At September 30, 2001, the Company had no such agreements in place.

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

                                        SMITHWAY MOTOR XPRESS CORP.,
                                        a Nevada corporation


Date: November 13, 2001                 By: /s/ Douglas C. Sandvig
      -----------------                    -------------------------------
                                        Douglas C. Sandvig
                                        Controller and Chief Accounting Officer