Form 10-K
period 2001-12-31
SMITHWAY MOTOR XPRESS CORP
filed 2002-03-28
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.
    For the Fiscal Year Ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from      to

Commission file number 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
             (Exact name of registrant as specified in its charter)


           Nevada                                           42-1433844
--------------------------------------------         --------------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
          or Organization)                               Identification No.)

       2031 Quail Avenue
       Fort Dodge, Iowa                                        50501
--------------------------------------------         --------------------------
 (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  515/576-7418

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  $0.01 Par Value
                                                           Class A Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,352,333 as of January 31, 2002 (based upon the $2.52 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates, and has excluded stock options.

As of January 31, 2002, the registrant had 3,843,980 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2002 annual meeting of stockholders that will be filed no later than April 29, 2002.

                              Cross Reference Index

     The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.

                              Document and Location

                                     Part I
Item 1   Business                                                        Page 3 through 6 herein
Item 2   Properties                                                      Page 6 herein
Item 3   Legal Proceedings                                               Page 7 herein
Item 4   Submission of Matters to a Vote of Security Holders             Page 7 herein

                                     Part II
Item 5   Market for the Registrant's Common Equity and
         Related Stockholder Matters                                     Page 7 herein
Item 6   Selected Financial Data                                         Page 8 herein
Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             Page 9 through 17 herein
Item 7A  Quantitative and Qualitative Disclosures About Market Risk      Page 18 herein
Item 8   Financial Statements and Supplementary Data                     Page 19 herein
Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                             Page 19 herein

                                    Part III
Item 10  Directors and Executive Officers of the Registrant              Proxy Statement
Item 11  Executive Compensation                                          Proxy Statement
Item 12  Security Ownership of Principal Stockholders and
         Management                                                      Proxy Statement
Item 13  Related Party Transactions                                      Proxy Statement

                                     Part IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on         Pages 20 through 21 herein
         Form 8-K

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

     Smithway acquired the operations of nine trucking companies between June 1995 and March 2001. In March 2001, the Company acquired tractors, trailers, and certain other assets owned or leased by Skipper Transportation, Inc., a flatbed carrier headquartered in Birmingham, Alabama. The Skipper acquisition augmented Smithway's presence in the southeastern United States. Through acquisitions and internal growth the Company expanded from $77 million in revenue in 1995 to $191 million in 2001.

     Smithway Motor Xpress Corp. was incorporated in Nevada in January 1995 to serve as a holding company and conduct the Company's initial public offering, which occurred in June 1996. References to the "Company" or "Smithway" herein refer to the consolidated operations of Smithway Motor Xpress Corp., a Nevada corporation, and its wholly owned subsidiaries, Smithway Motor Xpress, Inc., an Iowa corporation, East West Motor Express, Inc., a South Dakota corporation, SMSD Acquisition Corp., a South Dakota corporation, and New Horizons Leasing, Inc., an Iowa corporation.

Operations

     Smithway integrates its sales and dispatch functions throughout its computer-connected "Smithway Network." The Smithway Network consists of the Company's headquarters in Fort Dodge, Iowa and 26 terminals, field offices, and independent agencies. The headquarters and 20 terminals and field offices are managed by Smithway employees, while the six agencies are managed by independent commission agents. The customer sales representatives and agents at each location have front-line responsibility for booking freight in their regions. Fleet managers at the Fort Dodge, Iowa headquarters coordinate all load movements via computer link to optimize load selection and promote proper fleet balance among regions. Sales and dispatch functions for traffic are generally performed at terminals within the sales region.

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

Customers and Marketing

     Smithway's sales force includes ten national sales representatives, personnel at 21 terminals and field offices, and six independent commission agents. National sales representatives focus on national customers and van freight, while sales personnel at terminals, field offices, and agencies are responsible for regional customer contact. The Company's sales force emphasizes rapid response time to customer requests for equipment, undamaged and on-time pickup and delivery, one of the nation's largest fleets of flatbed equipment, safe and professional drivers, logistics management, dedicated fleet capability, and its strategically located Smithway Network. Management believes that few other carriers operating principally in the Midwest flatbed market offer similar size and service. Consequently, the Company seeks primarily service-sensitive freight rather than competing for all freight on the basis of price.

     In 2001, the Company's top 50, 25, 10, and 5 customers accounted for approximately 50%, 37%, 24%, and 17% of revenue, respectively, with the remaining customers accounting for approximately 50% of revenue. No single customer accounted for 10% or more of the Company's revenue during 2001.

Technology

     Management believes that advances in technology can enhance the Company's operating efficiency and customer service. During February 2002, the Company purchased new operating system and freight selection software to improve the efficiency of its operations. The Company expects to have the software fully functioning by June 2002. This software designed specifically for the trucking industry will allow the Company's managers to coordinate available equipment with the transportation needs of customers, monitor truck productivity and fuel consumption, and schedule regular equipment maintenance. It also will allow immediate access to current information regarding driver and equipment status and location, special load and equipment instructions, routing, and dispatching.

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

     Smithway also offers its customers electronic data interchange which allows customers to communicate directly with the Company via computer link or the Internet and, with the aid of satellite communication, obtain location updates of in-transit freight, expected delivery times, and account payment instructions.

Drivers, Independent Contractors, and Other Personnel

     Smithway seeks drivers and independent contractors who safely manage their equipment and treat freight transportation as a business. The Company historically has operated a fleet comprised of substantial numbers of both company-owned and independent contractor tractors. Management believes a mixed fleet offers competitive advantages because the Company is able to recruit from both personnel pools. The Company intends to retain a mixed fleet in the future to insure that its recruiting efforts toward either group are not damaged by becoming categorized as predominantly either a company-owned or independent contractor fleet, although several factors may cause fluctuations in the fleet mix from time-to-time.

     In 2001, the combination of high fuel prices, a slowing economy, and tightened credit standards placed extreme pressure on independent contractors. Many were forced to exit their business. At year-end, Smithway's number of independent contractors had decreased by approximately 6% from year-end 2000.

     Smithway has implemented several policies to promote driver and independent contractor recruiting and retention. These include maintaining an open-door policy with easy access to senior executives, appointing an advisory board comprised of top drivers and independent contractors to consult with management, and assigning each driver and independent contractor to a particular dispatcher to insure personal contact. In addition, the Company utilizes conventional (engine-forward) tractors, which are more comfortable for the driver, and operates over relatively short-to- medium distances (697-mile average length of haul in 2001) to return drivers home as frequently as possible.

     Smithway is not a party to a collective bargaining agreement and its employees are not represented by a union. At December 31, 2001, the Company had 729 Company drivers, 300 non-driver employees, and 575 independent contractors. Management believes that the Company has good relationships with its employees and independent contractors.

Safety and Insurance

     Smithway's active safety and loss prevention program has resulted in the Department of Transportation's highest safety and fitness rating (satisfactory) and numerous safety awards. The Company's safety and loss prevention program includes pre-screening, initial orientation, six weeks on-the-road training for drivers without substantial experience, and safety bonuses.

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

Revenue Equipment

     Smithway's equipment strategy for its owned tractors (as opposed to independent contractors' tractors) is to operate tractors for a period that balances capital expenditure requirements, disposition values, driver acceptability, repair and maintenance expense, and fuel efficiency. As a result of advances in the manufacturing of tractors and major components, as well as the depressed value of used equipment, the Company extended its average trade cycle mileage from 550,000 to 600,000 miles. This mileage exceeds warranty limits. Based upon projected repair and maintenance needs, management does not expect a substantial increase in repair and maintenance expense compared with the cost of disposing of tractors on the former trade cycle, but has seen an increase in maintenance expense in recent periods. Smithway orders conventional (engine forward) tractors with standard engine and drivetrain components, and trailers with standard brakes and tires to minimize its inventory of spare parts. All equipment is subject to the Company's regular maintenance program, and is also inspected and maintained each time it passes through a Smithway maintenance facility. Smithway's company-owned tractor fleet had an average age of 38.5 months at December 31, 2001.

Competition

     The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the flatbed or van market. Smithway competes primarily with other regional, short-to-medium-haul carriers and private truck fleets used by shippers to transport their own products in proprietary equipment. Competition is based primarily upon service and price. The Company competes to a limited extent with rail and rail-truck intermodal service, but attempts to limit this competition by seeking service-sensitive freight and focusing on short-to-medium lengths of haul. Although management believes the approximately 881 company drivers and independent contractors dedicated to its flatbed operation at December 31, 2001, rank its flatbed division among the ten largest such fleets in that industry segment, there are other trucking companies, including diversified carriers with large flatbed fleets, that possess substantially greater financial resources and operate more equipment than Smithway.

Fuel Availability and Cost

     The Company actively manages its fuel costs. Company drivers purchase virtually all of the Company's fuel through service centers with which Smithway has volume purchasing arrangements. In addition, management periodically enters into options, futures contracts, and price swap agreements on heating oil, which is derived from the same petroleum products as diesel fuel, in an effort to partially hedge increases in fuel prices. The Company did not have any options, futures contracts, or price swap agreements in place at any time during 2001. Most of the Company's contracts with customers contain fuel surcharge provisions and the Company also attempts to recover increases in fuel prices through higher rates. However, increases in fuel prices are generally not fully offset through these measures.

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

     The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, the discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. The Company transports certain commodities that may be deemed hazardous substances, and its Fort Dodge, Iowa headquarters and Black Hawk, South Dakota and Des Moines, Iowa terminals have above-ground fuel storage tanks and fueling facilities. The Company's Cohasset, Minnesota terminal has underground fuel storage tanks. If the Company should be involved in a spill or other accident involving hazardous substances, if any such substances were found on the Company's properties, or if the Company were found to be in violation of applicable laws and regulations, the Company could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect on the Company. Management believes that its operations are in material compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company's capital expenditures, earnings, or competitive position. If the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.

ITEM 2.  PROPERTIES

     Smithway's headquarters consists of 25,000 square feet of office space and 51,000 square feet of equipment maintenance and wash facilities, located on 31 acres near Fort Dodge, Iowa. The Smithway Network consists of locations in or near the following cities with the facilities noted:

                                                         Driver
       Company Locations           Maintenance        Recruitment        Dispatch        Sales        Ownership
       -----------------           -----------        -----------        --------        -----        ---------
Birmingham, Alabama ..........          X                                    X             X            Leased
Black Hawk, South Dakota......          X                  X                 X             X            Owned
Chicago, Illinois.............                                               X             X            Owned
Cohasset, Minnesota...........          X                                    X             X            Owned
Dallas, Texas.................                             X                 X             X            Leased+
Denver, Colorado..............                                               X             X            Leased+
Des Moines, Iowa .............          X                                    X             X            Owned
Enid, Oklahoma ...............                                               X                          Leased+
Fort Dodge, Iowa..............          X                  X                 X             X            Owned
Houston, Texas................                                               X             X            Leased
Joplin, Missouri..............          X                                    X             X            Owned
Kansas City, Missouri.........                                               X             X            Leased
McPherson, Kansas.............          X                                    X             X            Owned
Oklahoma City, Oklahoma.......          X                  X                 X             X            Owned
Oshkosh, Wisconsin............                                               X             X            Leased+
Phoenix, Arizona..............                                               X             X            Leased
Stockton, California..........                             X                 X             X            Leased
St. Louis, Missouri...........                                               X             X            Leased+
St. Paul, Minnesota...........                                               X             X            Leased+
Yankton, South Dakota.........          X                  X                 X             X            Owned
Youngstown, Ohio..............                             X                 X             X            Leased+
        Agent Locations
        ---------------
Cedar Rapids, Iowa ...........                                               X             X
Chambersburg, Pennsylvania....                                               X             X
Detroit, Michigan ............                                               X             X
Hennepin, Illinois ...........                                               X             X
Norfolk, Nebraska ............                                               X             X
Toledo, Ohio .................                                               X             X

---------------------------
+ Month-to-month leases.

                                        6

ITEM 3.  LEGAL PROCEEDINGS

     The Company from time-to-time is a party to litigation arising in the ordinary course of its business, substantially all of which involves claims for personal injury and property damage incurred in the transportation of freight. The Company is not aware of any claims or threatened claims that might have a materially adverse effect upon its operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2001, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Price Range of Common Stock. The Company's Class A Common Stock is traded on the Nasdaq National Market under the symbol "SMXC." The following table sets forth for the calendar periods indicated the range of high and low sales prices for the Company's Class A Common Stock as reported by Nasdaq from January 1, 2000, to December 31, 2001.

           Period                         High                    Low
------------------------------   --------------------    ---------------------
Calendar Year 2001
         1st  Quarter               $     3.25             $      1.63
         2nd  Quarter               $     3.13             $      2.06
         3rd  Quarter               $     2.98             $      1.85
         4th  Quarter               $     2.65             $      1.20


           Period                         High                    Low
------------------------------   --------------------    ---------------------
Calendar Year 2000
         1st  Quarter               $     4.31             $      2.75
         2nd  Quarter               $     3.75             $      1.63
         3rd  Quarter               $     3.25             $      1.84
         4th  Quarter               $     2.94             $      1.63


     As of January 31, 2002, the Company had 332 stockholders of record of its Class A Common Stock. However, the Company believes that many additional holders of Class A Common Stock are unidentified because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

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

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

                                                                          Years Ended December 31,
                                                         1997           1998           1999          2000           2001
                                                         ----           ----           ----          ----           ----
Statement of Operations Data:                               (In thousands, except per share and operating data)
Operating revenue................................  $    120,117       $161,375  $     196,945 $     198,990  $     190,826
Operating expenses:
  Purchased transportation.......................        47,095         66,495         79,735        77,755         70,129
  Compensation and employee benefits.............        26,904         38,191         49,255        51,718         54,394
  Fuel, supplies, and maintenance................        15,965         19,738         23,754        30,995         32,894
  Insurance and claims...........................         2,206          2,745          4,212         3,426          5,325
  Taxes and licenses.............................         2,299          3,048          4,045         3,943          3,817
  General and administrative.....................         5,391          6,237          7,491         8,319          8,294
  Communications and utilities...................         1,378          1,838          2,190         2,052          2,123
  Depreciation and amortization..................         7,880         11,015         15,800        19,325         18,778
                                                   -------------  -------------  ------------- -------------  -------------
     Total operating expenses....................       109,118        149,307        186,482       197,533        195,754
                                                   -------------  -------------  ------------- -------------  -------------
     Earnings (loss) from operations.............        10,999         12,068         10,463         1,457         (4,928)
Interest expense (net)...........................         1,545          2,965          3,715         4,029          3,004
                                                   -------------  -------------  ------------- -------------  -------------
Earnings (loss) before income taxes..............         9,454          9,103          6,748        (2,572)        (7,932)
Income taxes (benefit)...........................         3,781          3,774          2,822          (581)        (2,721)
                                                   -------------  -------------  ------------- -------------  -------------
Net earnings (loss)..............................         5,673          5,329          3,926        (1,991)        (5,211)
                                                   =============  =============  ============= =============  =============
Basic and diluted earnings (loss) per common share $      1.13    $       1.06  $        0.78 $       (0.40) $       (1.07)
                                                   =============  =============  ============= =============  =============
Operating Data (1)
Operating ratio (2)..............................         90.8%           92.5%          94.7%         99.3%         102.6%
Average revenue per tractor per week (3).........  $     2,342    $      2,330  $       2,299 $       2,261  $       2,189
Average revenue per loaded mile (3)..............  $      1.36    $       1.33  $        1.33 $        1.32  $        1.34
Average length of haul in miles..................          609             659            678           712            697
Company tractors at end of period................          525             815            844           887            939
Independent contractor tractors at end of period.          443             711            689           614            575
Weighted average tractors during period..........          909           1,236          1,532         1,515          1,530
Trailers at end of period........................        1,673           2,720          2,783         2,679          2,781
Weighted averages shares outstanding:
  Basic..........................................        5,001           5,012          5,031         5,009          4,852
  Diluted........................................        5,019           5,037          5,032         5,009          4,852
Balance Sheet Data (at end of period):
Working capital.................................. $     10,100    $      6,811  $       5,159 $       3,300  $         (55)
Net property and equipment.......................       53,132          87,137         94,305        86,748         79,045
Total assets.....................................       74,878         115,494        125,014       115,828        106,436
Long-term debt, including current maturities.....       30,976          61,703         59,515        52,334         49,742
Total stockholders' equity.......................       29,906          35,405         39,508        37,233         31,866

(1) Excludes brokerage activities except as to operating ratio.
(2) Operating expenses as a percentage of operating revenue.
(3) Net of fuel surcharges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Except for the historical information contained herein, the discussion in this annual report on Form 10-K contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in the section entitled "Factors That May Affect Future Results," as well as those discussed in this item and elsewhere in this annual report on Form 10-K.

General

     The trucking industry operated in a very difficult business environment in 2000 and 2001. A combination of high fuel prices, rising insurance premiums, a depressed used truck market, a declining number of owner-operators, and slowing freight demand associated with an economic recession affected the profitability of most trucking companies, including Smithway.

     The Company has historically expanded its operations through a combination of acquisitions and internal growth, but over the past three years the size of the Company's business has decreased slightly. From 1999 to 2001, operating revenue decreased 3.1%, to $191 million in 2001 from $197 million in 1999. For the year 2001, Smithway experienced a net loss of $5.2 million or $1.07 per basic and diluted share. The loss included fourth-quarter pre-tax adjustments of $1.1 million, including a $707,000 write-off of the carrying value of proprietary operating software and a $332,000 adjustment to increase reserves for bad debts primarily as a result of steel company bankruptcies.

     Smithway's revenue was primarily impacted by a slowing economy, which reduced revenue per tractor per week and brokerage revenue versus the prior year. In addition, higher fuel prices and insurance premiums and tighter credit standards by lending institutions caused the number of owner-operators providing tractors to Smithway to drop by approximately 6% during 2001. With fewer owner-operators, higher unseated company tractors, and lower production caused by soft freight demand, Smithway's revenue base suffered. In addition to industry pressures, the Company's dry van operation significantly underperformed the flatbed operation. Freight and brokerage revenue decreased approximately $6.0 million between 2000 and 2001, and is projected to decrease $2.0 million between 2001 and 2002 from customer bankruptcies. Management has sought, and will continue to seek, replacement freight, including freight from sectors other than steel and building materials.

     On the expense side, Smithway's profitability was affected primarily by higher insurance premiums, increased parts and maintenance expense, and the two previously mentioned non-recurring adjustments. During the fourth quarter of 2000, three of Smithway'>s significant customers declared bankruptcy. In 2000, the Company reserved $775,000 pre-tax to reflect the full amount of the receivables owed by these customers plus certain amounts for other customers experiencing economic difficulties. The $332,000 adjustment during the fourth quarter of 2001 was made because of additional steel company bankruptcies. The adjustment is reflected in general and administrative expense.

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

Results of Operations

         The following table sets forth the percentage relationship of certain items to revenue for the periods indicated:

                                                                  1999               2000               2001
                                                                  ----               ----               ----
Operating revenue.........................................        100.0%             100.0%             100.0%
Operating expenses:
         Purchased transportation.........................         40.5               39.1               36.8
         Compensation and employee benefits...............         25.0               26.0               28.5
         Fuel, supplies, and maintenance..................         12.1               15.6               17.2
         Insurance and claims.............................          2.1                1.7                2.8
         Taxes and licenses...............................          2.1                2.0                2.0
         General and administrative.......................          3.8                4.2                4.3
         Communication and utilities......................          1.1                1.0                1.1
         Depreciation and amortization....................          8.0                9.7                9.8
                                                          ----------------------------------------------------------
         Total operating expenses.........................         94.7               99.3              102.6
                                                          ----------------------------------------------------------
Earnings (loss) from operations...........................          5.3                0.7               (2.6)
Interest expense, net.....................................          1.9                2.0                1.6
                                                          ----------------------------------------------------------
Earnings (loss) before income taxes.......................          3.4               (1.3)              (4.2)
Income taxes (benefit)....................................          1.4               (0.3)              (1.4)
                                                          ----------------------------------------------------------
Net earnings (loss).......................................          2.0%              (1.0)%             (2.7)%
                                                          ==========================================================

Comparison of year ended December 31, 2001 to year ended December 31, 2000.

     Operating revenue decreased $8.2 million (4.1%), to $190.8 million in 2001 from $199.0 million in 2000. Lower average revenue per tractor per week, decreased brokerage revenue, and decreased fuel surcharge revenue were responsible for the decrease in operating revenue. Average revenue per tractor per week (excluding revenue from brokerage operations and fuel surcharges) decreased to $2,189 in 2001 from $2,261 in 2000, primarily due to a higher number of unseated company tractors, lower weekly production caused by soft freight demand, and lower weekly production of tractors acquired from Skipper
Transportation, Inc. In addition, soft freight demand caused a $2.9 million decrease in brokerage revenue, to $9.5 million in 2001 from $12.3 million in 2000. Finally, fuel surcharge revenue decreased $1.0 million to $6.3 million in 2001 from $7.3 million in 2000. During 2001 and 2000, approximately $3.5 million and $3.9 million, respectively, of the fuel surcharge revenue collected helped to offset Company fuel costs. The remainder was passed through to independent contractors. These factors were partially offset by an increase in revenue per loaded mile, net of surcharges, to $1.34 in 2001 from $1.32 in 2000.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $7.6 million (9.8%), to $70.1 million in 2001 from
$77.8 million in 2000, as the Company contracted with fewer independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation decreased to 36.8% in 2001 from 39.1% in 2000. This reflects a decrease in the percentage of the Company'>s fleet supplied by independent contractors. Management believes the decline in independent contractor percentage is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which have diminished the pool of drivers interested in becoming or remaining independent contractors.

     Compensation and employee benefits increased $2.7 million (5.2%), to $54.4 million in 2001 from $51.7 million in 2000. As a percentage of revenue, compensation and employee benefits increased to 28.5% in 2001 from 26.0% in 2000. The increases were primarily attributable to the increase in the percentage of the Company's fleet represented by Company-owned equipment. Additionally, wages paid to drivers for unloaded miles increased during the year as weak freight demand caused deadhead miles to increase. Finally, workers' compensation claims and premiums increased in 2001 compared with 2000, and management expects this trend to continue in future periods.

     Fuel, supplies, and maintenance increased $1.9 million (6.1%), to $32.9 million in 2001 from $31.0 million in 2000. As a percentage of revenue, fuel, supplies, and maintenance increased to 17.2% of revenue in 2001 compared with 15.6% in 2000. This was attributable primarily to (i) an increase in the percentage of the Company's fleet supplied by Company- owned equipment, (ii) a slightly older fleet of Company-owned equipment as the Company has extended its trade cycle for tractors, and (iii) higher non-billable miles for which the Company incurs fuel expense, but does not recoup increased costs through fuel surcharges. These factors were partially offset by a decrease in fuel prices, which decreased 4% to an average of $1.38 per gallon in 2001 from $1.45 per gallon in 2000. Fuel surcharge revenue attributable to loads hauled by Company trucks remained relatively constant at $3.5 million in 2001 compared with $3.9 million in 2000. The extension of the trade cycle for tractors is expected to continue to impact maintenance expense in future periods.

     Insurance and claims increased $1.9 million (55.4%), to $5.3 million in 2001 from $3.4 million in 2000. As a percentage of revenue, insurance and claims increased to 2.8% of revenue in 2001 compared with 1.7% in 2000. The increase was attributable to a substantial increase in insurance premiums on July 1, 2001, when the Company's insurance policies were renewed. Additionally, liability claims paid and reserved increased. High premiums and claims are expected to continue to impact this category in future periods.

     Taxes and licenses decreased $126,000 (3.2%), to $3.8 million in 2001 from $3.9 million in 2000, reflecting a decrease in the number of shipments requiring special permits. The special permits are paid for by the shippers, which is included in freight revenue. As a percentage of revenue, taxes and licenses remained constant at 2.0% of revenue in 2001and 2000.

     General and administrative expenses remained essentially constant at $8.3 million in 2001 and 2000. During the fourth quarter of 2001, steel company bankruptcies caused the Company to increase its allowance for doubtful accounts by $332,000. Similarly, during the fourth quarter of 2000, three major customers declared bankruptcy causing the Company to increase its allowance for doubtful accounts by $775,000. General and administrative expenses, excluding bankruptcies, increased $418,000 in 2001 as the Company incurred higher costs associated with recruiting and training new drivers. As a percentage of revenue, general and administrative expenses remained relatively constant at 4.3% of revenue in 2001 compared with 4.2% of revenue in 2000. However, without the increases in allowance for doubtful accounts during 2001 and 2000, general and administrative expenses would have increased to 4.2% of revenue in 2001 compared with 3.8% in 2000.

     Communications and utilities remained essentially constant at $2.1 million in 2001 and 2000. As a percentage of revenue, communications and utilities remained relatively constant at 1.1% of revenue in 2001 compared with 1.0% of revenue in 2000.

     Depreciation and amortization decreased $547,000 (2.8%), to $18.8 million in 2000 from $19.3 million in 2000. In 2001, the Company committed to a plan to replace its proprietary computer operating system with third party software. Accordingly, the Company wrote off the $707,000 carrying value of its existing software during the fourth quarter. In 2000 and 2001, the market value of used tractors declined in the United States. In response, management assessed the valuation of its long-lived assets and identified tractors with carrying values in excess of recoverable value. The carrying value of these tractors was reduced by $1.0 million in 2000. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In 2001 and 2000, the Company recognized net gains on equipment, excluding one-time write-downs, of $187,000 and $119,000, respectively.
Additionally,   increasing   costs  of  new  equipment   continued  to  increase
depreciation per tractor. As a percentage of revenue, depreciation and amortization remained essentially constant at 9.8% of revenue in 2001 and 9.7% in 2000.

     Interest expense, net, decreased $1.0 million (25.4%), to $3.0 million in 2001 from $4.0 million in 2000. This decrease was attributable to lower interest rates and lower average debt outstanding. As a percentage of revenue, interest expense, net, decreased to 1.6% of revenue in 2001 compared with 2.0% in 2000.

     As a result of the foregoing, the Company's pre-tax margin decreased to (4.2%) in 2001 from (1.3%) in 2000.

     The Company's income tax benefit was $2.7 million, or 34.3% of loss before income taxes. The Company's income tax benefit in 2000 was $581,000, or 22.6% of loss before income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of the Company's pre-tax earnings.

     As a result of the factors described above, net loss was $5.2 million in 2001 (2.7% of revenue), compared with net loss of $2.0 million in 2000 (1.0% of revenue).

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

     Fuel, supplies, and maintenance increased $7.2 million (30.5%), to $31.0 million in 2000 from $23.8 million in 1999. As a percentage of revenue, fuel, supplies, and maintenance increased dramatically to 15.6% in 2000 from 12.1% in 1999 caused primarily by higher fuel price. Average fuel prices increased to $1.45 per gallon during 2000 from $1.09 per gallon in 1999. This increase was partially offset by $3.9 million of fuel surcharges attributable to loads hauled by Company trucks and $667,000 in gains from fuel hedging transactions. The Company attempted to recover increases in fuel prices through fuel surcharges and higher rates, however, the costs were not fully offset through these measures. The Company's fuel hedging positions expired in June 2000.

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

     General and administrative expenses increased $828,000 (11.1%), to $8.3 million in 2000 from $7.5 million in 1999, caused by an increase in bad debt expense. During the fourth quarter of 2000, three major customers declared bankruptcy causing the Company to increase its allowance for doubtful accounts by $775,000. Other general and administrative expenses remained relatively unchanged. As a percentage of revenue, general and administrative expenses increased to 4.2% of revenue in 2000 compared with 3.8% of revenue in 1999. Without the increase in allowance for doubtful accounts, general and administrative expenses would have remained constant at approximately 3.8% of revenue in each year.

     Communications and utilities decreased $138,000 (6.3%), to $2.1 million in 2000 from $2.2 million in 1999. As a percentage of revenue, communications and utilities remained relatively constant at 1.0% of revenue in 2000 compared with 1.1% of revenue in 1999.

     Depreciation and amortization increased $3.5 million (22.3%), to $19.3 million in 2000 from $15.8 million in 1999. In 2000, the market value of used tractors declined in the United States. In response, management assessed the valuation of its long-lived assets and identified tractors with carrying values in excess of recoverable value. The carrying value of these tractors was reduced by $1.0 million. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In 2000, the Company recognized net losses on equipment of $881,000, adjusting for the $1.0 million write-down of equipment, compared to net gain of $954,000 in 1999, causing a $1.8 million increase in depreciation and amortization expense. Additionally, increasing costs of new equipment continued to increase depreciation per tractor. As a percentage of revenue, depreciation and amortization increased to 9.7% of revenue in 2000 from 8.0% in 1999, reflecting losses on equipment, higher cost of new equipment, and lower revenue per tractor that less efficiently spread this fixed cost.

     Interest expense, net, increased $314,000 (8.5%), to $4.0 million in 2000 from $3.7 million in 1999. This increase was attributable to higher interest rates, offset partially by lower average debt outstanding. As a percentage of revenue, interest expense, net, increased slightly to 2.0% of revenue in 2000 compared with 1.9% in 1999.

     As a result of the foregoing, the Company's pre-tax margin decreased to (1.3%) in 2000 from 3.4% in 1999.

     The Company's income tax benefit for 2000 was $581,000, or 22.6% of loss before income taxes. The Company's income tax expense for 1999 was $2.8 million, or 41.8% of earnings before income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of the Company's pre-tax earnings.

     As a result of the factors described above, net loss was $2.0 million in 2000 (1.0% of revenue), compared with net earnings of $3.9 million in 1999 (2.0% of revenue).

Liquidity and Capital Resources

     The size of the Company's business has remained essentially constant for the past three years. During this period the Company has reduced debt and invested in new revenue equipment to replace older equipment. New equipment has been financed in recent years with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, and equipment leases from third-party lessors. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. The Company reduced its borrowing by $2.6 million during 2001 as cash generated from operations paid down long-term debt. The Company has experienced a recent decrease in the ratio of its current assets to current liabilities, primarily as a result of a decrease in trade receivables and an increase in current maturities of long- term debt. The increase in current maturities resulted from a restructuring of the Company's financing agreement with LaSalle Bank. Management expects this trend to continue in future periods until the Company returns to profitability. Management believes that its sources of liquidity are adequate to meet its currently anticipated working capital requirements, capital expenditures, and other needs at least through 2002.

     Net cash provided by operating activities was $24.0 million, $18.7 million, and $14.3 million for the years ended December 31, 1999, 2000, and 2001, respectively. The Company's principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased (decreased) $3.4 million, ($1.4) million, and ($2.8) million for the years ended December 31, 1999, 2000, and 2001, respectively. The average age of the Company's trade accounts receivable was approximately 35 days for 1999, 37 days for 2000, and 37 days for 2001.

     Net cash used in investing activities was $14.7 million, $2.6 million, and $4.0 million for the years ended December 31, 1999, 2000, and 2001, respectively. Such amounts related primarily to purchases, sales, and trades of revenue equipment and payments made for the acquisition of Skipper Transportation, Inc. in 2001. The Company expects capital expenditures
(primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $7.7 million during 2002. Such projected capital expenditures are expected to be funded with cash flow from operations, borrowings, or operating leases.

     Net cash used in financing activities of $9.9 million, $16.5 million, and $9.9 million for the years ended December 31, 1999, 2000, and 2001, respectively, consisted primarily of net payments of principal under the Company's long-term debt agreements.

     On December 28, 2001, the Company amended and restated its financing agreement with LaSalle Bank. The new agreement expires on December 31, 2004, and provides for automatic one-year renewals under certain conditions. The agreement provides for a term loan, a revolving line of credit, and a capital expenditure loan. The term loan has a balance of $18.5 million, and is payable in 72 equal monthly installments of $257,000 in principal. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the agreement. The combination of all loans with LaSalle Bank can not exceed $32.5 million. At December 31, 2001, the Company's borrowing limit was $28.7 million, including the letters of credit discussed below, and total borrowings under the revolving line were $585,000.

     The financing agreement also includes financing for letters of credit. At December 31, 2001, the Company had outstanding letters of credit totaling $5.5 million for self-insured amounts under its insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing agreement discussed above.

     All borrowings under this financing arrangement bear interest at the bank's prime rate, and the Company is required to pay a facility fee on the financing agreement of .25% of the maximum loan limit ($32.5 million). Borrowings under the agreement are secured by liens on revenue equipment, accounts receivable, and certain other assets.

     The financing arrangement also requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. The Company was in compliance with these covenants at December 31, 2001.

Contractual Obligations and Commercial Commitments

     The following tables set forth the contractual obligations and other commercial commitments as of December 31, 2001:

                                                                 Principal Payments Due by Year
                                                                         (In Thousands)

                                                                 Less than                                     After
Contractual Obligations                             Total        One year        2-3 years      4-5 years     5 years
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                    $49,742         $12,052         $22,983        $11,623       $3,084

Operating leases                                      859             676             178              5            -

Purchase and installation of
    new software system                               686             686               -              -            -
                                                ------------   -------------  -------------    ------------  -----------
Total contractual cash obligations                $51,287         $13,414         $23,161        $11,628       $3,084
                                                ============   =============  =============    ============  ===========


The Company had no other commercial commitments at December 31, 2001.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of management's estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the financial statements attached hereto. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined.

     The Company's critical accounting policies include the following:

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

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining- balance methods over lives of 5 to 39 years for buildings and improvements, 5 to 7 years for tractors and trailers, and 3 to 10 years for other equipment. Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale. In accordance with industry practices, the gain or loss on retirement or sale is included in depreciation and amortization in the consolidated statements of operation. Gains or losses on trade-ins are included in the basis of the new asset.

Estimated Liability for Insurance Claims

     Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to certain deductibles. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. The Company estimates and accrues a liability for its share of ultimate settlements using all available information. The Company accrues for health insurance claims reported, as well as for claims incurred but not reported, based upon the Company's past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which haven not been fully resolved. However, final settlement of these claims could differ materially from the amounts the Company has accrued at year-end.

Impairment of Long-lived Assets

     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

New Accounting Pronouncements

     Statement of Financial Accounting Standard (SFAS) 142, Goodwill and Other Intangible Assets, will be effective for the Company for the year beginning January 1, 2002. Under SFAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets, all goodwill amortization will cease effective January 1, 2002. The Company has tested for impairment of its goodwill by comparing the fair value of the company to its carrying value. Fair value was based upon an independent appraisal. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform the impairment tests during the fourth quarter. Initial impairment tests indicated no impairment of goodwill.

     In 2001, Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes a single accounting model for the impairment or disposal of long-lived assets. The Company plans to adopt the provisions of SFAS No. 144 in 2002, as required. Management has not yet determined what impact, if any, the adoption of SFAS No. 144 will have on the Company's results of operations or financial condition.

Related Party Transactions

     During the years ended December 31, 1999, 2000, and 2001, there were no material transactions with related parties.

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

     General Economic and Business Factors. The Company's business is dependent upon a number of factors that may have a material adverse effect on its results of operations, many of which are beyond the Company's control. These factors include excess capacity in the trucking industry, significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, and insurance and claims costs, to the extent not offset by increases in freight rates or fuel surcharges. The Company's results of operations also are affected by recessionary economic cycles and downturns in customers' business cycles, particularly in market segments and industries in which the Company has a concentration of customers. In addition, the Company's results of operations are affected by seasonal factors. Customers tend to reduce shipments during the winter months.

     Capital Requirements. The trucking industry is very capital intensive. The Company depends on cash from operations, operating leases, and debt financing for funds to maintain modern revenue equipment. The Company has slowed its growth and extended its trade cycle on tractors and trailers to limit capital expenditures. If the Company's operating results do not improve, and the Company is unable in the future to enter into acceptable financing arrangements, it might be required to operate its revenue equipment for longer periods, which could have a material adverse effect on the Company's operating results. The failure of the Company to maintain compliance with all covenants in its borrowing obligations, or obtain a waiver thereof, could have a significant impact on the Company's liquidity and operating results.

     Resale of Used Revenue Equipment. In years prior to 2000, the Company frequently recognized a gain on the sale of its revenue equipment. The market for used equipment weakened dramatically since late 1999. If the resale value of the Company's revenue equipment were to remain low or decline, the Company could find it necessary to dispose of its equipment at a lower gain or a loss, or retain some of its equipment longer, with a resulting increase in operating expenses, all of which could have a materially adverse effect on the Company's operating results.

     Recruitment, Retention, and Compensation of Qualified Drivers and Independent Contractors. Competition for drivers and independent contractors is intense in the trucking industry. There is, and historically has been, an industry-wide shortage of qualified drivers and independent contractors. The Company has suffered from an excessive number of Company-owned tractors without drivers for the past several quarters. In addition, independent contractors have decreased industry-wide for a variety of economic reasons. The Company's shortage of drivers and independent contractors has constrained revenue production. Failure to recruit additional drivers and independent contractors could force the Company to increase compensation or limit fleet size, either of which could have a materially adverse effect on operating results.

     Competition. The trucking industry is highly competitive and fragmented. The Company competes with other truckload carriers, private fleets operated by existing and potential customers, and to some extent railroads and rail-intermodal service. Competition is based primarily on service, efficiency, and freight rates. Many competitors offer transportation service at lower rates than the Company. The Company's results could suffer if it cannot obtain higher rates.

     Acquisitions. A significant portion of the Company's growth prior to 1999 occurred through acquisitions. In March 2001, the Company acquired the assets of Skipper Transportation, Inc., a small flatbed carrier headquartered in Birmingham, Alabama. This is the only acquisition the Company has made during the past three years.

     Van Division. The Company's van division has generated an operating loss for the past three years. Failure to turn around the operating losses may result in either continued operating losses or sale of the division at a time when the sale price of used equipment is depressed. Either result could have a materially adverse effect on operating results.

     Operating Losses. The Company has reported operating losses for the past two years. Failure to turn around the operating losses could result in violation of bank covenants, which could accelerate the Company's debt and have a materially adverse effect on the Company's liquidity. Continued operating losses also could impair the Company's growth and ability to replace capital assets on the desired schedule, which could raise operating expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks from changes in (i) certain interest rates on its debt and (ii) certain commodity prices.

Interest Rate Risk

     The Company's financing agreement with LaSalle Bank, provided there has been no default, carries a variable interest rate based on LaSalle's prime rate. In addition, approximately $23.3 million of the Company's other debt carries variable interest rates. This variable interest exposes the Company to the risk that interest rates may rise. Assuming borrowing levels at December 31, 2001, a one-point increase in the prime rate would increase interest expense by approximately $424,000. The remainder of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At December 31, 2001, approximately 85% of the Company's debt carries a variable interest rate and the remainder is fixed.

Commodity Price Risk

     The Company in the past has used derivative instruments, including heating oil price swap agreements, to reduce a portion of its exposure to fuel price fluctuations. During the year ended December 31, 2001, the Company had no such agreements in place. The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of operations, cash flows, stockholders' equity, and notes related thereto, are included at pages 23 to 38 of this report. The supplementary quarterly financial data follows:

                                                                      Quarterly Financial Data
                                                         (Dollars in thousands, except earnings per share)
                                                 ------------------------------------------------------------------
                                                 First Quarter    Second Quarter    Third Quarter   Fourth Quarter
                                                      2001             2001             2001            2001
                                                 -------------- ------------------ -------------- -----------------
Operating revenue................................$     47,379   $      51,754     $     48,571    $       43,122
Earnings (loss) from operations..................      (1,127)           338           (1,114)           (3,025)
Earnings (loss) before income taxes..............      (1,975)          (469)          (1,845)           (3,643)
Income taxes (benefit)...........................        (687)           (85)            (633)           (1,316)
Net earnings (loss)..............................      (1,288)          (384)          (1,212)           (2,327)
Basic and diluted earnings (loss) per share......$      (0.26)  $       (0.08)    $     (0.25)    $       (0.48)



                                                 First Quarter    Second Quarter    Third Quarter   Fourth Quarter
                                                      2000             2000             2000            2000
                                                 -------------- ------------------ -------------- -----------------
Operating revenue................................$     50,748   $      51,094     $     50,206    $       46,942
Earnings (loss) from operations..................       1,519           1,206            1,204            (2,472)
Earnings (loss) before income taxes..............         521             170              174            (3,437)
Income taxes (benefit)...........................         283             163              153            (1,180)
Net earnings (loss)..............................         238               7               21            (2,257)
Basic and diluted earnings (loss) per share......$       0.05   $        0.00     $       0.00    $        (0.46)

As a result of rounding, the total of the four quarters may not equal the Company's results for the full year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 2001, involving a change of accountants or disagreements on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information respecting executive officers and directors set forth under the captions "Election of Directors; Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Registrant's Proxy Statement for the 2002 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated by reference;
provided, that the "Audit Committee Report for 2001" and the Stock Price Performance Graph contained in the Proxy Statement are not incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information respecting executive compensation set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference; provided, that the "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Principal Stockholders and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information respecting certain relationships and transactions of management set forth under the captions "Compensation Committee Interlocks, Insider Participation, and Related Party Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements.

     The Company's audited financial statements are set forth at the following pages of this report:


                                                                           Page
Independent Auditors' Report............................................    23
Consolidated Balance Sheets.............................................    24
Consolidated Statements of Operations...................................    26
Consolidated Statements of  Stockholders' Equity........................    27
Consolidated Statements of Cash Flows...................................    28
Notes to Consolidated Financial Statements..............................    30

    2.   Financial Statement Schedules.

     Financial statement schedules are not required because all required information is included in the financial statements.

    3.   Exhibits

     See list under Item 14(c) below, with management compensatory plans and arrangements being listed under 10.2, 10.3, 10.5, 10.7, 10.8, 10.9, 10.10, and
10.12.

(b) Reports on Form 8-K

    None

(c)      Exhibits

Exhibit                  Description
Number

3.1     *     Articles of Incorporation.
3.2     *     Bylaws.
4.1     *     Articles of Incorporation.
4.2     *     Bylaws.
10.1    *     Outside Director Stock Plan dated March 1, 1995.
10.2    *     Incentive Stock Plan adopted March 1, 1995.
10.3    *     401(k) Plan adopted August 14, 1992, as amended.
10.4    *     Form of Agency Agreement between Smithway Motor Xpress, Inc. and its independent commission agents.
10.5    *     Memorandum of officer incentive compensation policy.
10.6    *     Form of Independent Contractor Agreement between Smithway  Motor
              Xpress, Inc. and its independent contractor providers of tractors.
10.7    **    1997 Profit Incentive Plan, adopted May 8, 1997.
10.8    ***   Amendment No. 2 to Smithway Motor Xpress Corp. Incentive Stock
              Plan, adopted May 7, 1999.
10.9    ****  Form of Outside Director Stock Option Agreement dated July 27,
              2000, between Smithway Motor Xpress Corp. and each of its
              non-employee directors.
10.10   #     New Employee Incentive Stock Plan, adopted August 6, 2001 (plan subject to stockholder approval at next annual meeting to obtain incentive stock option treatment for option grants).
10.11   #     Amended and Restated Loan and Security Agreement dated
              December 28, 2001, between LaSalle Bank National Association,
              Smithway Motor Xpress, Inc., as Borrower, and East West Motor
              Xpress, Inc., as Borrower.
10.12   #     Letter Agreement dated August 6, 2001, between Smithway Motor
              Xpress, Inc. and Donald A. Orr.
21      ***** List of Subsidiaries.
23      #     Consent of KPMG LLP, independent auditors.

---------------------
* Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33- 90356, effective June 27, 1996.

** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000. Commission File No. 000-20793, dated May 5, 2000.

*** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999. Commission File No. 000-20793, dated August 13, 1999.

**** Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000. Commission File No. 000-20793, dated November 3, 2000.

***** Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Commission File No. 000-20793, dated March 29, 2000.

#     Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SMITHWAY MOTOR XPRESS CORP.



Date: March 28, 2002            By:  /s/ William G. Smith
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

      Signature                                      Position                                   Date

                                          Chairman of the Board, President, and Chief
/s/ William G. Smith                      Executive Officer; Director (principal executive
----------------------                    officer)                                            March 28, 2002
William G. Smith

/s/ G. Larry Owens                        Executive Vice President, Chief Administrative
------------------                        Officer, and Chief Financial Officer; Director      March 28, 2002
G. Larry Owens

/s/ Donald A. Orr                         Executive Vice President and Chief Operating
-----------------                         Officer; Director                                   March 28, 2002
Donald A. Orr

/s/ Douglas C. Sandvig                    Controller and Chief Accounting Officer
----------------------                    (principal financial and accounting officer)        March 28, 2002
Douglas C. Sandvig

/s/ Herbert D. Ihle
-------------------
Herbert D. Ihle                           Director                                            March 28, 2002

/s/ Robert  E. Rich
-------------------
Robert E. Rich                            Director                                            March 28, 2002

/s/ Terry G. Christenberry
--------------------------
Terry G. Christenberry                    Director                                            March 28, 2002

                          Independent Auditors' Report


To the Stockholders and Board of Directors of Smithway Motor Xpress Corp.:

     We have audited the accompanying consolidated balance sheets of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP


/s/ KPMG LLP

Des Moines, Iowa
February 7, 2002

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                          December 31,
                                                                              -------------------------------------
                                                                                     2000               2001
                                                                              ------------------ ------------------
                                    ASSETS
Current assets:
  Cash and cash equivalents...................................................$              349 $              722
  Receivables:
    Trade (note 4)............................................................            17,832             13,649
    Other.....................................................................             1,310              1,020
    Recoverable income taxes..................................................                17              1,820
  Inventories.................................................................             1,586              1,561
  Deposits, primarily with insurers (note 10).................................               160                539
  Prepaid expenses............................................................               910                926
  Deferred income taxes (note 5)..............................................             1,384              1,726
                                                                              ------------------ ------------------
         Total current assets.................................................            23,548             21,963
                                                                              ------------------ ------------------
Property and equipment (note 4):
  Land........................................................................             1,412              1,548
  Buildings and improvements..................................................             7,006              8,175
  Tractors....................................................................            77,098             79,472
  Trailers....................................................................            43,167             44,784
  Other equipment.............................................................             7,497              7,318
                                                                              ------------------ ------------------
                                                                                         136,180            141,297
  Less accumulated depreciation...............................................            49,432             62,252
                                                                              ------------------ ------------------
         Net property and equipment...........................................            86,748             79,045
                                                                              ------------------ ------------------
Intangible assets, net (note 2)...............................................             5,191              5,016
Other assets..................................................................               341                412
                                                                              ------------------ ------------------
                                                                              $          115,828 $          106,436
                                                                              ================== ==================











          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                          December 31,
                                                                              -------------------------------------
                                                                                     2000               2001
                                                                              ------------------ ------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (note 4)...............................$            8,636 $           12,052
  Accounts payable............................................................             5,669              4,589
  Accrued compensation........................................................             2,505              2,258
  Accrued loss reserves (note 10).............................................             2,344              2,327
  Other accrued expenses......................................................             1,094                792
                                                                              ------------------ ------------------
         Total current liabilities............................................            20,248             22,018
Long-term debt, less current maturities (note 4)..............................            43,698             37,105
Deferred income taxes (note 5)................................................            14,649             14,862
Line of credit (note 4).......................................................                 -                585
                                                                              ------------------ ------------------
         Total liabilities....................................................            78,595             74,570
                                                                              ------------------ ------------------
Stockholders' equity (notes 6 and 7):
  Preferred stock (.01 par value; authorized 5 million shares; issued none)...                 -                  -
  Common stock:
    Class A (.01 par value; authorized 20 million shares;
                   issued 2000 and 2001 - 4,035,989 shares)...................                40                 40
    Class B (.01 par value; authorized 5 million shares;
                  issued 1 million shares)....................................                10                 10
  Additional paid-in capital..................................................            11,396             11,394
  Retained earnings...........................................................            26,053             20,842
  Reacquired shares, at cost (2000 - 119,625 shares; 2001 - 192,009 shares)...              (266)              (420)
                                                                              ------------------ ------------------
         Total stockholders' equity...........................................            37,233             31,866
Commitments (note 10)
                                                                              ------------------ ------------------
                                                                              $          115,828 $          106,436
                                                                              ================== ==================












          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                                          Years ended December 31,
                                                          ---------------------------------------------------------
                                                                1999                2000                2001
                                                          -----------------  ------------------  ------------------
Operating revenue:
     Freight..............................................$         196,420  $          198,247  $          190,165
     Other..............................................                525                 743                 661
                                                          -----------------  ------------------  ------------------
           Operating revenue..............................          196,945             198,990             190,826
                                                          -----------------  ------------------  ------------------
Operating expenses:
     Purchased transportation.............................           79,735              77,755              70,129
     Compensation and employee benefits...................           49,255              51,718              54,394
     Fuel, supplies, and maintenance......................           23,754              30,995              32,894
     Insurance and claims.................................            4,212               3,426               5,325
     Taxes and licenses...................................            4,045               3,943               3,817
     General and administrative...........................            7,491               8,319               8,294
     Communications and utilities.........................            2,190               2,052               2,123
     Depreciation and amortization........................           15,800              19,325              18,778
                                                          -----------------  ------------------  ------------------
          Total operating expenses........................          186,482             197,533             195,754
                                                          -----------------  ------------------  ------------------
            Earnings (loss) from operations...............           10,463               1,457             (4,928)
Financial (expense) income
     Interest expense.....................................          (3,829)             (4,124)             (3,052)
     Interest income......................................              114                  95                  48
                                                          -----------------  ------------------  ------------------
             Earnings (loss) before income taxes..........            6,748             (2,572)             (7,932)
Income taxes (benefit) (note 5)...........................            2,822               (581)             (2,721)
                                                          -----------------  ------------------  ------------------
             Net earnings (loss)..........................$           3,926  $          (1,991)  $          (5,211)
                                                          =================  ==================  ==================
Basic and diluted earnings (loss) per share (note 8)......$            0.78  $           (0.40)  $           (1.07)
                                                          =================  ==================  ==================





















          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1999, 2000, and 2001
                             (Dollars in thousands)

                                                       Additional                                     Total
                                           Common        paid-in       Retained     Reacquired     stockholders'
                                           stock         capital       earnings       shares          equity
                                        -----------------------------------------------------------------------
Balance at December 31, 1998............ $        50 $     11,311 $       24,118 $        (74) $       35,405
Net earnings............................           -            -          3,926            -           3,926
Issuance of stock bonuses...............           -           56              -            -              56
Treasury stock reissued for stock
bonuses (13,885 shares).................           -           47              -           74             121
                                        -----------------------------------------------------------------------
Balance at December 31, 1999............          50       11,414         28,044            -          39,508
Net earnings (loss).....................           -            -         (1,991)           -          (1,991)
Treasury stock acquired (167,922 shares)           -            -              -         (456)           (456)
Treasury stock reissued for stock
bonuses (48,297 shares).................           -          (18)             -          190             172
                                        -----------------------------------------------------------------------
Balance at December 31, 2000............          50       11,396         26,053         (266)         37,233
Net earnings (loss).....................           -            -         (5,211)           -          (5,211)
Treasury stock acquired (77,900 shares)            -            -              -         (166)           (166)
Treasury stock reissued for stock
bonuses (5,516 shares)..................           -           (2)             -           12              10
                                         ----------------------------------------------------------------------
Balance at December 31, 2001............ $        50 $     11,394 $       20,842 $       (420) $       31,866
                                         ======================================================================























          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                               Years ended December 31,
                                                                   ------------------------------------------------
                                                                        1999            2000             2001
                                                                   --------------   -------------   ---------------
Cash flows from operating activities:
  Net earnings (loss)..............................................$        3,926   $      (1,991)  $        (5,211)
                                                                   ---------------   -------------   ---------------
  Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
      Depreciation and amortization................................        15,800          19,325            18,778
      Deferred income taxes (benefit)..............................         2,884            (489)             (129)
      Stock bonuses................................................           177             172                10
      Change in:
           Receivables.............................................        (3,431)          1,389             2,783
           Inventories.............................................           (74)             25                29
           Deposits, primarily with insurers.......................           110             121              (379)
           Prepaid expenses........................................           531            (331)               95
           Accounts payable and other accrued liabilities..........         4,120             486            (1,653)
                                                                   ---------------   -------------   ---------------
               Total adjustments...................................        20,117          20,698            19,534
                                                                   ---------------   -------------   ---------------
                Net cash provided by operating activities..........        24,043          18,707            14,323
                                                                   ---------------   -------------   ---------------
Cash flows from investing activities:
  Payments  for acquisitions.......................................             -               -            (2,954)
  Purchase of property and equipment...............................       (18,342)         (4,366)           (2,537)
  Proceeds from sale of property and equipment.....................         3,478           1,905             1,541
  Other............................................................           130             (97)              (71)
                                                                   ---------------   -------------   ---------------
             Net cash used in investing activities.................       (14,734)         (2,558)           (4,021)
                                                                   ---------------   -------------   ---------------
Cash flows from financing activities:
   Borrowings on line of credit....................................             -               -               585
   Proceeds from long-term debt....................................             -           8,500            24,759
   Principal payments on long-term debt............................        (9,900)        (24,529)          (35,107)
   Other...........................................................             -            (456)             (166)
                                                                   ---------------   -------------   ---------------
            Net cash used in financing activities..................        (9,900)        (16,485)           (9,929)
                                                                   ---------------   -------------   ---------------
            Net (decrease) increase in cash and cash equivalents...          (591)           (336)              373
Cash and cash equivalents at beginning of year.....................         1,276             685               349
                                                                   ---------------   -------------   ---------------
Cash and cash equivalents at end of year...........................$          685   $         349   $           722
                                                                   ===============   =============   ===============









          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                               Years ended December 31,
                                                                   ------------------------------------------------
                                                                        1999            2000             2001
                                                                   --------------   -------------   ---------------
Supplemental disclosure of cash flow information:
  Cash paid (received) during year for:
          Interest.................................................$      3,806   $       4,181   $        3,075
          Income taxes.............................................         689          (1,096)            (788)
                                                                   ==============   =============   ===============

Supplemental schedules of noncash investing and financing
activities:
   Notes payable issued for tractors and trailers..................$      7,712   $       8,848   $        7,171
   Issuance of stock bonuses.......................................         177             172               10
                                                                   ==============   =============   ===============

Cash payments for acquisitions:
   Revenue equipment...............................................$          -   $           -   $        2,088
   Intangible assets...............................................           -               -              526
   Land, buildings and other assets................................           -               -              340
                                                                   --------------   -------------   ---------------
                                                                   $          -   $           -   $        2,954
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

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


Note 1:  Summary of Significant Accounting Policies


Operations

     Smithway Motor Xpress Corp. and subsidiaries (the Company) is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily in flatbed operations. It generally operates over short-to-medium traffic routes, serving shippers located predominantly in the central United States. The Company also operates in the southern provinces of Canada. Canadian revenues, based on miles driven, were approximately $667, $670, and $649 for the years ended December 31, 1999, 2000, and 2001, respectively. The consolidated financial statements include the accounts of Smithway Motor Xpress Corp. and its three wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Customers

     The Company serves a diverse base of shippers. No single customer accounted for more than 10 percent of the Company's total operating revenues during any of the years ended December 31, 1999, 2000, and 2001. The Company's 10 largest customers accounted for approximately 27 percent, 25 percent, and 24 percent of the Company's total operating revenues during 1999, 2000, and 2001, respectively. The Company's largest concentration of customers is in the steel and building materials industries, which together accounted for approximately 43 percent, 41 percent, and 42 percent of the Company's total operating revenues in 1999, 2000, and 2001, respectively.

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

Cash and Cash Equivalents

     The Company considers interest-bearing instruments with maturity of three months or less at the date of purchase to be the equivalent of cash. At December 31, 2000 cash equivalents consisted $1,170 of commercial paper and United States Treasury bills. The Company did not hold any cash equivalents as of December 31, 2001.

Receivables

     Trade receivables are stated net of an allowance for doubtful accounts of $855 and $1,265 at December 31, 2000 and 2001, respectively. The financial status of customers is checked and monitored by the Company when granting credit. The Company routinely has significant dollar transactions with certain customers. During 2000 and 2001, various customers declared bankruptcy causing the Company to increase its allowance for doubtful accounts by $775 and $332, respectively. At December 31, 2000 and 2001, no individual customer accounted for more than 10 percent of total trade receivables.

Inventories

     Inventories consist of tractor and trailer supplies and parts. Inventories are stated at lower of cost (first-in, first-out method) or market.

Prepaid Expenses

     Prepaid expenses consist primarily of the cost of tarps, which are amortized over 36 months and licenses which are amortized over 12 months.

Accounting for Leases

     The Company is a lessee of revenue equipment under a limited number of operating leases. Rent expense is charged to operations as it is incurred under the terms of the respective leases. Under the leases for transportation equipment, the Company is responsible for all repairs, maintenance, insurance, and all other operating expenses. The Company is also a lessee of terminal property under various short term operating leases.

     Rent charged to expense on the above leases, expired leases, and short-term rentals was $653 in 1999; $543 in 2000; and $1.1 million in 2001.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 39 years for buildings and improvements, 5 to 7 years for tractors and trailers, and 3 to 10 years for other equipment. Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale. In accordance with industry practices, the gain or loss on retirement or sale is included in depreciation and amortization in the consolidated statements of operations. Gains or losses on trade-ins are included in the basis of the new asset.

     In 2000 the market value of used tractors declined in the United States. In response, management assessed the valuation of its long-lived assets and identified tractors with carrying values in excess of recoverable value. The carrying value of these tractors was reduced by $1,033 which is reflected in depreciation and amortization expense for the year.

     In 2001 the Company decided to discontinue the use of its proprietary operating system and replace it with third party software. In response, management wrote off the $707 carrying value of the existing software.

Intangibles

     Intangible assets, primarily goodwill, are recorded at cost and are amortized using the straight-line method over periods ranging from 5 to 15 years. Accumulated amortization of $1,803 and $2,505, at December 31, 2000 and 2001, respectively, has been netted against these intangible assets. Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on
projected   discounted  future  operating  cash  flows  using  a  discount  rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     SFAS 142, "Goodwill and Other Intangible Assets," will be effective for the Company for the year beginning January 1, 2002. Under SFAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets, all goodwill amortization will cease effective January 1, 2002. The Company has tested for impairment of its goodwill by comparing the fair value of the company to its carrying value. Fair value was based upon an independent appraisal. These impairment tests are required to be performed at adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform the impairment tests during the fourth quarter. Our initial impairment tests indicated no impairment of goodwill.

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

Derivative Instruments

     Prior to January 1, 2001, the Company occasionally used purchased options and futures contracts to hedge a portion of its anticipated fuel purchases. These derivative instruments are linked to heating oil which has a high correlation to diesel fuel. These derivative instruments meet the criteria for hedge accounting and have been accounted for on this basis. The Company does not hold or issue options and futures contracts for trading purposes. Unrealized gains and losses related to qualifying hedges are deferred and recognized in income when the fuel purchases are made, or immediately if the commitment has been canceled.

     Prior to January 1, 2001, the Company also occasionally used "floating to fixed" heating oil price swap agreements to limit its exposure to potentially adverse fluctuations in fuel prices. As the fuel is purchased, the differential to be paid or received on the swap agreements is recognized as an adjustment to fuel, supplies, and maintenance expense in the consolidated statement of operations.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," became effective for the Company beginning January 1, 2001. Management has conducted a review of the Company's operations and believes the options and futures contracts used to hedge fuel costs are the only derivative instruments which will require valuation in the financial statements under the provisions of SFAS 133. The Company did not have any options, futures contracts, or price swap agreements in place at any time during 2001, and thus there is no effect on the financial statements from the adoption of the pronouncement.

Net Earnings Per Common Share

     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the years. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because the Company suffered a net loss for the years ended December 31, 2000 and 2001, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. Stock options outstanding at December 31, 2000 and 2001 totaled 345,000 and 623,000, respectively.

Note 2:  Acquisitions

     In March 2001, the Company acquired tractors, trailers, and certain other assets owned or leased by Skipper Transportation, Inc. of Birmingham, Alabama. In exchange for these assets, the Company assumed and repaid approximately $1,483 in equipment financing secured by these assets and paid $944 to the former owners of the acquired assets. In addition, the Company paid $526 for goodwill. This acquisition was accounted for by the purchase method of accounting.

Note 3:  Financial Instruments

     SFAS 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2001, the carrying amounts of cash and cash equivalents, trade receivables, other receivables, line of credit, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of those instruments. The fair value of the Company's long-term debt, including current maturities, was $51,999 and $49,227 at December 31, 2000 and 2001, respectively, based upon estimated market rates.

Note 4:  Long-Term Debt

     On December 28, 2001, the Company amended and restated its financing agreement with LaSalle Bank. The new agreement expires on December 31, 2004, and provides for automatic one-year renewals under certain conditions. The agreement provides for a term loan, a revolving line of credit, and a capital expenditure loan. The term loan has a balance of $18,500, and is payable in 72 equal monthly installments of $257 in principal. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances provided borrowings under the capital expenditure loan are limited to $2,000 annually, and $4,000 over the term of the agreement. The combination of all loans with LaSalle Bank can not exceed $32,500. At December 31, 2001, the Company's borrowing limit was $28,700, including the letters of credit discussed below, and total borrowings under the revolving line were $585.

     The financing agreement also includes financing for letters of credit. At December 31, 2001, the Company had outstanding letters of credit totaling $5,513 for self-insured amounts under its insurance programs. (See note 10). These letters of credit directly reduce the amount of potential borrowings available under the financing agreement discussed above.

     All borrowings under this financing arrangement bear interest at the bank's prime rate, and the Company is required to pay a facility fee on the financing agreement of .25% of the maximum loan limit ($32,500). Borrowings under the agreement are secured by liens on revenue equipment, accounts receivable, and certain other assets. The weighted average interest rates on debt outstanding at December 31, 2000 and 2001 were approximately 7.92 and 4.75 percent, respectively.

     The financing arrangement also requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. The Company was in compliance with these covenants at December 31, 2001.

     Long-term debt also includes equipment notes with balances of $33,834 and $30,656 at December 31, 2000 and 2001, respectively. Interest rates on the equipment notes range from 3.27 percent to 6.58 percent with maturities through 2006. The equipment notes are collateralized by the underlying equipment.

     Future  maturities  on long-term  debt at December 31, 2001 are as follows:
2002,  $12,052;  2003,  $12,113;  2004,  $10,870;  2005,  $6,606;  2006, $5,017;
thereafter, $3,084.

Note 5:  Income Taxes

     Income taxes consisted of the following components for the three years ended December 31:

                             1999                                   2000                                    2001
              -----------------------------------    -----------------------------------    -------------------------------------
                   Federal     State        Total        Federal      State        Total        Federal       State         Total
              ------------  --------  -----------    ----------- ----------  -----------    ----------- ----------- -------------
Current       $       (50)  $   (12)  $      (62)    $      (74) $     (18)  $      (92)    $   (2,541) $      (51) $     (2,592)
Deferred             2,422       462        2,884           (50)       (98)        (489)          (112)        (17)         (129)
              ------------  --------  -----------    ----------- ----------  -----------    ----------- ----------- -------------
              $      2,372  $    450  $     2,822    $     (465) $    (116)  $     (581)    $   (2,653) $      (68) $     (2,721)
              ============  ========  ===========    =========== ==========  ===========    =========== =========== =============

     Total income tax expense (benefit) differs from the amount of income tax expense (benefit) computed by applying the normal United States federal income tax rate of 34 percent to income before income tax expense (benefit). The reasons for such differences are as follows:

                                                                          Years ended December 31,
                                                                          ------------------------
                                                                    1999              2000            2001
                                                              ----------------- ---------------- --------------
Computed "expected" income tax expense (benefit)              $         2,294   $        (677)   $    (2,696)
State income tax expense net of federal taxes                             297             (77)          (313)
Permanent differences, primarily nondeductible
  portion of driver per diem and  travel expenses                         291             278            288
Other                                                                     (60)           (105)             -
                                                              ----------------- ---------------- --------------
                                                              $         2,822   $        (581)   $    (2,721)
                                                              ================= ================ ==============

     Temporary differences between the financial statement basis of assets and liabilities and the related deferred tax assets and liabilities at December 31, 2000 and 2001, were as follows:

Deferred tax assets:                                                       2000               2001
                                                                     -----------------  -----------------
     Net operating loss carryforwards                                $           3,383  $           5,041
     Alternative minimum tax (AMT) credit carryforwards                          2,512                271
     Accrued expenses                                                            1,458              1,656
     Other                                                                         155                156
                                                                     -----------------  -----------------
         Total gross deferred tax assets                                         7,508              7,124
                                                                     -----------------  -----------------
Deferred tax liabilities:
     Property and equipment                                                    (20,773)           (20,260)
                                                                     -----------------  -----------------
         Net deferred tax liabilities                                $         (13,265) $         (13,136)

     At December 31, 2001, the Company has net operating loss carryforwards for income tax purposes of approximately $13,000, which are available to offset future taxable income. These net operating losses expire during the years 2019 through 2021. The AMT credit carryforwards are available indefinitely to reduce future income tax liabilities to the extent they exceed AMT liabilities.

     The Company has reviewed the need for a valuation allowance relating to the deferred tax assets, and has determined that no allowance is needed. The Company believes the future deductions will be realized principally through future reversals of existing taxable temporary differences, and to a lesser extent, future taxable income. In addition, the Company has the ability to use tax planning strategies to generate taxable income if necessary to realize the deferred tax assets.

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

Note 7:  Stock Plans

     The Company has reserved 25,000 shares of Class A common stock for issuance pursuant to an outside director stock option plan. The term of each option shall be six years from the grant date. Options vest on the first anniversary of the grant date. The exercise price of each stock option is 85 percent of the fair market value of the common stock on the date of grant. In July, 2000 the Company granted outside directors 12,000 stock options not covered by this plan.

     The Company has reserved 500,000 shares of Class A common stock for issuance pursuant to an incentive stock option plan. Any shares which expire unexercised or are forfeited become available again for issuance under the plan. Under this plan, no awards of incentive stock options may be made after December 31, 2004.

     The Company has reserved 400,000 shares of Class A common stock for issuance pursuant to a new employee incentive stock option plan adopted during 2001. Any shares which expire unexercised or are forfeited become available again for issuance under the plan. Under this plan, no award of incentive stock options may be made after August 6, 2011. The treatment of option grants as incentive stock options is subject to stockholder approval at the Company's next annual meeting.

     The Company applied APB Opinion No. 25 in accounting for its stock option plans; and, accordingly, no compensation expense has been recognized in the consolidated financial statements. Had the Company determined compensation based on the fair value at the grant date for its outstanding stock options under SFAS 123, the effect on Company's net earnings and net earnings per common share for 1999 would have been immaterial. For 2000 and 2001, pro forma net loss would have been $2,117 and $5,317, and pro forma basic and diluted loss per share would have been $.42 and $1.10 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

     A summary of stock option activity and weighted-average exercise prices follows:

                                                    1999                       2000                       2001
                                          ------------------------- --------------------------  -------------------------
                                            Shares      Exercise       Shares       Exercise      Shares       Exercise
                                                          price                      price                      price
                                          ----------- ------------- ------------- ------------  -----------  ------------
Outstanding at beginning of year              149,000         $9.90       152,000        $9.85      345,000         $5.50
    Granted                                     3,000          7.60       193,000         2.07      278,000          2.70
    Exercised                                       -             -             -            -            -             -
    Forfeited                                       -             -             -            -            -             -
                                          ----------- ------------- ------------- ------------  -----------  ------------
Outstanding at end of year                    152,000         $9.85       345,000        $5.50      623,000         $4.25
                                          =========== ============= ============= ============  ===========  ============
Options exercisable at end of year            106,800         $9.50       220,400        $6.71      296,400         $5.77
Weighted-average fair value of
options granted during the year                               $5.45                      $1.66                      $1.49

     A summary of stock options outstanding and exercisable as of December 31, 2001, follows:

                                      Options outstanding                                Options exercisable
                   ----------------------------------------------------------     ---------------------------------
Range of exercise      Number       Weighted average      Weighted average            Number     Weighted average
      prices        outstanding  remaining life (years)    exercise price          exercisable    exercise price
-----------------------------------------------------------------------------     ---------------------------------
 $1.55 -  $3.47       471,000                  8.98             $2.44                157,200             $2.31
 $7.23 -  $9.50       117,000                  3.45             $9.21                117,000             $9.21
$11.81 - $14.05        35,000                  5.77            $12.00                 22,200            $12.11
                   ----------------------------------------------------------     ---------------------------------
                      623,000                  7.76             $4.25                296,400             $5.77
                   ==========================================================     =================================

     The Company used the Black-Scholes option pricing model to determine the fair value of stock options for the years ended December 31, 1999, 2000, and 2001. The following assumptions were used in determining the fair value of these options: weighted-average risk-free interest rate, 5.64% in 1999, 5.05% in 2000, and 4.26% in 2001; weighted-average expected life, 3 years in 1999, 5 years in 2000, and 5 years in 2001; and weighted-average expected volatility, 83% in 1999, 55% in 2000, and 60% in 2001. There were no expected dividends.

     The Company has reserved 55,000 shares of Class A common stock for issuance pursuant to an independent contractor driver bonus plan. The Company awarded 11,362, 33,646, and -0- shares under the plan in 1999, 2000, and 2001, respectively.

     The Company also has a Class A common stock profit incentive plan under which the Company will set aside for delivery to certain participants the number of shares of Class A common stock having a market value on the distribution date equal to a designated percentage (as determined by the board of directors) of the Company's consolidated net earnings for the applicable fiscal year. In 2000 the Company issued 13,401 shares of Class A common stock to participants in the plan. No shares were awarded in 2001 under the plan.

     In 1996, the Company granted a common stock bonus of 2,254 shares of nonvested Class A common stock with a fair value of $8.88 on the grant date. During 1999, the final 1,127 shares became vested and were issued by the Company.

Note 8:  Earnings per Share

     A summary of the basic and diluted earnings (loss) per share computations is presented below:

Years ended December 31                                                1999              2000               2001
---------------------------------------------------------------  ----------------- ----------------- ------------------
Net earnings (loss) applicable to common  stockholders           $         3,926    $      (1,991)     $     (5,211)
                                                                 ----------------- ----------------- ------------------
Basic weighted-average shares outstanding                              5,030,959        5,008,759          4,852,067

     Effect of dilutive stock options                                      1,394                -                  -
                                                                 ----------------- ----------------- ------------------
Diluted weighted-average shares outstanding                            5,032,353        5,008,759          4,852,067
                                                                 ================= ================= ==================
Basic earnings (loss) per share                                  $          0.78    $       (0.40)     $       (1.07)
Diluted earnings (loss) per share                                $          0.78            (0.40)     $       (1.07)

Note 9:  Employees' Profit Sharing and Savings Plan

     The Company has an Employees' Profit Sharing and Savings Plan, which is a qualified plan under the provisions of Sections 401(a) and 501(a) of the Internal Revenue Code. Eligible employees are allowed to contribute up to a maximum of 15 percent of pre-tax compensation into the plan. Employers may make savings, matching, and discretionary contributions, subject to certain restrictions. During the years ended December 31, 1999, 2000, and 2001, Company contributions totaled $330, $180, and $-0-, respectively. The plan owns 528,123 shares of the Company's Class A common stock at December 31, 2001.

Note 10: Commitments and Contingent Liabilities

     The Company's insurance program for personal liability, physical damage, and cargo losses involves a deductible of $50 per incident. The Company's insurance program for workers' compensation involves a deductible of $100 per incident. At December 31, 2000 and 2001, the Company had approximately $2,344 and $2,327, respectively, accrued for its estimated liability for incurred losses related to these programs.

     The insurance companies require the Company to provide letters of credit to provide funds for payment of the deductible amounts. At December 31, 2000 and 2001, the Company had $4,878 and $5,513 letters of credit issued under the financing agreement described in note 4. In addition, funds totaling $105 and $413 were held by the insurance companies as deposits at December 31, 2000 and 2001, respectively.

     The Company's obligations under non-cancelable operating lease agreements are as follows: 2002, $676; 2003, $158; 2004, $20; 2005, $5; thereafter $-0-.
There are no equipment re-purchase commitments or lease residual guarantees in place on the Company's fleet. In addition, the Company has no fuel purchase commitments as of December 31, 2001.

     The Company's health insurance program is provided as an employee benefit for all eligible employees and contractors. The plan is self funded for losses up to $125 per covered member. At December 31, 2000 and 2001, the Company had approximately $799 and $871, respectively, accrued for its estimated liability related to these claims.

     The Company is involved in certain legal actions and proceedings arising from the normal course of operations. Management believes that liability, if any, arising from such legal actions and proceedings will not have a material adverse effect on the financial position of the Company.

Note 11: Transactions with Related Parties

     During the years ended December 31, 1999, 2000, and 2001 there were no material transactions with related parties.

Note 12: Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for the Company for 2000 and 2001 is as follows:

                                                       March 31          June 30        September 30      December 31
                                                 -----------------------------------------------------------------------
2000
----
Operating revenue                                       $50,748           $51,094          $50,206          $46,942
Earnings (loss) from operations                           1,519             1,206            1,204          (2,472)
Net earnings (loss)                                         238                 7               21          (2,257)
Basic and diluted earnings (loss) per share               $0.05             $0.00            $0.00          ($0.46)

2001
----
Operating revenue                                       $47,379           $51,754          $48,571          $43,122
Earnings (loss) from operations                         (1,127)               338          (1,114)          (3,025)
Net earnings (loss)                                     (1,288)             (384)          (1,212)          (2,327)
Basic and diluted earnings (loss) per share             ($0.26)           ($0.08)          ($0.25)          ($0.48)

     As a result of rounding, the total of the four quarters may not equal the Company's results for the year.