Form 10-Q
period 2002-03-31
SMITHWAY MOTOR XPRESS CORP
filed 2002-05-15
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------


                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------     -------------------

                         Commission File Number 0-20793

                           Smithway Motor Xpress Corp.
             (Exact name of registrant as specified in its charter)


         Nevada                                          42-1433844
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

                                  YES X  NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 3, 2002).

             Class A Common Stock, $.01 par value: 3,846,821 shares Class B Common Stock, $.01 par value: 1,000,000 shares


                                                Exhibit Index is on Page 16-17.

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                         PAGE
                                                                                                        NUMBER
Item 1.  Financial Statements.......................................................................      3-9
         Condensed Consolidated Balance Sheets as of December 31, 2001 and
                  March 31, 2002  (unaudited).......................................................      3-4
         Condensed Consolidated Statements of Operations for the three months
                  ended March 31, 2001 and 2002 (unaudited).........................................       5
         Condensed Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2001 and 2002 (unaudited)...............................................      6-7
         Notes to Condensed Consolidated Financial Statements (unaudited)...........................      8-9
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations........................................................................     10-15
Item 3.  Quantitative and Qualitative Disclosures About Market Risks................................       15

                                     PART II
                                OTHER INFORMATION

 Item 1. Legal Proceedings...........................................................................      16
 Item 2. Changes in Securities and Use of Proceeds...................................................      16
 Item 3. Defaults Upon Senior Securities.............................................................      16
 Item 4. Submission of Matters to a Vote of Security Holders.........................................      16
 Item 5. Other Information...........................................................................      16
 Item 6. Exhibits and Reports on Form 8-K............................................................    16-17

                                     PART I
                              FINANCIAL INFORMATION

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   December 31,       March 31,
                                                                                      2001              2002
                                                                               ------------------ ------------------
                                                                                                     (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents.................................................. $             722  $              25
   Receivables:
      Trade...................................................................            13,649             15,779
      Other...................................................................             1,020              1,664
      Recoverable income taxes................................................             1,820              1,786
   Inventories................................................................             1,561              1,559
   Deposits, primarily with insurers..........................................               539                508
   Prepaid expenses...........................................................               926              2,113
   Deferred income taxes......................................................             1,726              1,892
                                                                               -----------------  ------------------
         Total current assets.................................................            21,963             25,326
                                                                               -----------------  ------------------
Property and equipment:
   Land.......................................................................             1,548              1,548
   Buildings and improvements.................................................             8,175              8,205
   Tractors...................................................................            79,472             78,869
   Trailers...................................................................            44,784             41,887
   Other equipment............................................................             7,318              7,845
                                                                               -----------------  ------------------
                                                                                         141,297            138,354
   Less accumulated depreciation..............................................            62,252             63,623
                                                                               -----------------  ------------------
         Net property and equipment...........................................            79,045             74,731
                                                                               -----------------  ------------------
Goodwill......................................................................             5,016              5,016
Other assets..................................................................               412                401
                                                                               -----------------  ------------------
                                                                               $         106,436  $         105,474
                                                                               =================  ==================




See accompanying notes to condensed consolidated financial statements.                                       Page 3

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                 December 31,        March 31,
                                                                                     2001               2002
                                                                              ------------------ ------------------
                                                                                                    (unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.......................................$           12,052 $           12,497
   Accounts payable...........................................................             4,589              6,321
   Checks issued in excess of cash balances...................................                 -                385
   Accrued compensation.......................................................             2,258              3,167
   Accrued loss reserves......................................................             2,327              2,650
   Other accrued expenses.....................................................               792                567
                                                                              ------------------ ------------------
         Total current liabilities............................................            22,018             25,587
Long-term debt, less current maturities.......................................            37,105             33,269
Deferred income taxes.........................................................            14,862             13,804
Line of credit................................................................               585              2,980
                                                                              ------------------ ------------------
         Total liabilities....................................................            74,570             75,640
                                                                              ------------------ ------------------
Stockholders' equity:
   Preferred stock............................................................                 -                  -
   Common stock:
      Class A.................................................................                40                 40
      Class B.................................................................                10                 10
   Additional paid-in capital.................................................            11,394             11,393
   Retained earnings..........................................................            20,842             18,805
   Reacquired shares, at cost.................................................              (420)              (414)
                                                                              ------------------ ------------------
         Total stockholders' equity...........................................            31,866             29,834
                                                                              ------------------ ------------------
                                                                              $          106,436 $          105,474
                                                                              ================== ==================



See accompanying notes to condensed consolidated financial statements.                                       Page 4

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                                                       Three months ended
                                                                                           March 31,
                                                                                      2001            2002
                                                                                 --------------  --------------
Operating revenue:
    Freight......................................................................$       47,230  $       41,059
    Other........................................................................           149             161
                                                                                 --------------  --------------
        Operating revenue........................................................        47,379          41,220
                                                                                 --------------  --------------
Operating expenses:
    Purchased transportation.....................................................        17,579          15,291
    Compensation and employee benefits...........................................        13,360          13,404
    Fuel, supplies, and maintenance..............................................         8,615           6,484
    Insurance and claims.........................................................           984           1,813
    Taxes and licenses...........................................................           886             836
    General and administrative...................................................         1,989           1,809
    Communications and utilities.................................................           561             507
    Depreciation and amortization................................................         4,532           3,776
                                                                                 --------------  --------------
        Total operating expenses.................................................        48,506          43,920
                                                                                 --------------  --------------
             Loss from operations................................................        (1,127)         (2,700)
Financial (expense) income
    Interest expense.............................................................          (860)           (561)
    Interest income..............................................................            12               7
                                                                                 --------------  --------------
             Loss before income taxes............................................        (1,975)         (3,254)
Income tax benefit...............................................................          (687)         (1,217)
                                                                                 --------------  --------------
             Net loss............................................................$       (1,288) $       (2,037)
                                                                                 ==============  ==============
Basic and diluted loss per common share..........................................$        (0.26)  $       (0.42)
                                                                                 ==============  ==============
Basic weighted average common shares outstanding.................................     4,875,503       4,844,524
    Common stock options and awards..............................................             -               -
                                                                                 --------------  --------------
Diluted weighted average common shares outstanding...............................     4,875,503       4,844,524
                                                                                 ==============  ==============



See accompanying notes to condensed consolidated financial statements.                                   Page 5

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     --------------------------------
                                                                                           2001             2002
                                                                                     --------------  ----------------
Cash flows from operating activities:
  Net loss...........................................................................$       (1,288) $       (2,037)
                                                                                     --------------- ----------------
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization....................................................         4,532           3,776
    Deferred income taxes............................................................          (659)         (1,224)
    Stock bonuses....................................................................             9               -
    Changes in:
      Receivables....................................................................        (2,702)         (2,740)
      Inventories....................................................................           (11)              2
      Deposits, primarily with insurers..............................................            22              31
      Prepaid expenses...............................................................          (838)         (1,187)
      Accounts payable and other accrued liabilities.................................         2,066           2,739
                                                                                     --------------- ----------------
       Total adjustments.............................................................         2,419           1,397
                                                                                     --------------- ----------------
       Net cash provided by (used in) operating activities...........................         1,131            (640)
                                                                                     --------------- ----------------

Cash flows from investing activities:
  Payments for acquisitions..........................................................        (2,678)              -
  Purchase of property and equipment.................................................        (1,215)           (273)
  Proceeds from the sale of property and equipment...................................           431           1,311
  Other .............................................................................           (25)             11
                                                                                     --------------- ----------------
       Net cash used in (provided by) investing activities...........................        (3,487)          1,049
                                                                                     --------------- ----------------

Cash flows from financing activities:
  Borrowings on line of credit.......................................................             -          34,461
  Payments on line of credit.........................................................             -         (32,066)
  Proceeds from long-term debt.......................................................         7,500               -
  Principal payments on long-term debt...............................................        (4,547)         (3,891)
  Change in net checks issued in excess of cash balances.............................             -             385
  Other..............................................................................          (151)              5
                                                                                     --------------- ----------------
       Net cash provided by (used in) financing activities...........................         2,802          (1,106)
                                                                                     --------------- ----------------

       Net increase (decrease) in cash and cash equivalents..........................           446            (697)
Cash and cash equivalents at beginning of period.....................................           349             722
                                                                                     --------------- ----------------
Cash and cash equivalents at end of period...........................................$          795  $           25
                                                                                     =============== ================


See accompanying notes to condensed consolidated financial statements.                                       Page 6

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES

                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                          2001            2002
                                                                                     --------------  ---------------
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
       Interest......................................................................$         899   $          582
       Income tax....................................................................          (18)             (27)
                                                                                     ==============  ===============

Supplemental schedules of noncash investing and financing activities:
       Notes payable issued for tractors and trailers................................$          94   $          500
       Issuance of stock bonuses.....................................................           10               -
                                                                                     ==============  ===============

Cash payments for acquisitions:
       Revenue equipment.............................................................$       2,088   $           -
       Goodwill......................................................................          250               -
       Other assets (net)............................................................          340               -
                                                                                     --------------  ---------------
                                                                                     $       2,678   $           -
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

     The condensed consolidated financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America, pursuant to the published rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2. Effect of New Accounting Standards

     Statement of Financial Accounting Standard (SFAS) 142, Goodwill and Other Intangible Assets, became effective for the Company on January 1, 2002. Under SFAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets, all goodwill amortization ceased effective January 1, 2002. At adoption, the Company tested for impairment of its goodwill by comparing the fair value of the company to its carrying value. Fair value was based upon an independent appraisal and indicated that the Company's goodwill was not impaired. On an ongoing basis (absent any impairment indicators), the Company expects to perform the impairment tests annually during the fourth quarter.

     The following table reflects the consolidated results adjusted as though the adoption of SFAS 142 occurred as of the beginning of the three month period ended March 31, 2001:

                                                                                      Three months ended
(Dollars in thousands)                                                   March 31, 2001               March 31, 2002
                                                                      --------------------------------------------------
Net loss:
As reported.......................................................... $             (1,288)        $            (2,037)
Goodwill amortization, net of tax....................................                  103                         -
                                                                      ---------------------        ---------------------
Adjusted net loss.................................................... $             (1,185)        $            (2,037)
                                                                      =====================        =====================


Basic and diluted net loss per share:
As reported.......................................................... $              (0.26)        $             (0.42)
Goodwill amortization................................................                 0.02                         -
                                                                      ---------------------        ---------------------
Adjusted basic and diluted net loss per share........................ $              (0.24)        $             (0.42)
                                                                      =====================        =====================

     On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement establishes a single accounting model for the impairment or disposal of long-lived assets. Upon adoption of SFAS No. 144, there was no material impact on the Company's results of operations or financial condition.

                   SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARY

                                   (Unaudited)

Note 3. Net earnings per common share

     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because the Company suffered a net loss for the quarters ended March 31, 2001 and 2002, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. Stock options outstanding at March 31, 2001 and 2002 totaled 345,000 and 647,525, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

     Except for the historical information contained herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. The Company's actual results could differ materially from those discussed herein. Without limitation, factors that could cause or contribute to such differences include economic recessions or downturns in customers' business cycles, excessive increases in capacity within truckload markets, decreased demand for transportation services offered by the Company, increases or rapid fluctuation in inflation, interest rates, fuel prices and fuel hedging, the availability and costs of attracting and retaining qualified drivers and owner-operators, increasing insurance premiums and deductible amounts related to accident, cargo, workers'
compensation, health and other claims, seasonal factors such as harsh weather conditions that increase operating costs, the resale value of used equipment, and the ability to negotiate, consummate, and integrate acquisitions. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

     The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the first quarter of the Company's 2001 and 2002 fiscal years.

     For the three months ended March 31, 2002, operating revenue decreased 13% to $41.2 million from $47.4 million during the same quarter in 2001. Net loss was $2.0 million, or ($0.42) per diluted share, compared with net loss of $1.3 million or ($0.26) per diluted share, during the 2001 quarter.

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

Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenue for the three months ended March 31, 2001 and 2002:


                                                            Three Months Ended
                                                                 March 31,
                                                             2001         2002
                                                          ---------    ---------
Operating revenue......................................    100.0%        100.0%
Operating expenses
  Purchased transportation.............................     37.1          37.1
  Compensation and employee benefits...................     28.2          32.5
  Fuel, supplies, and maintenance......................     18.2          15.7
  Insurance and claims.................................      2.1           4.4
  Taxes and licenses...................................      1.9           2.0
  General and administrative...........................      4.2           4.4
  Communications and utilities.........................      1.2           1.2
  Depreciation and amortization...................           9.6           9.2
                                                          ---------    ---------
    Total operating expenses...........................    102.4         106.6
                                                          ---------    ---------
Loss from operations...................................     (2.4)         (6.6)
Interest expense (net).................................     (1.8)         (1.4)
                                                          ---------    ---------
Loss before income taxes...............................     (4.2)         (7.9)
Income tax benefit.....................................     (1.5)         (3.0)
                                                          ---------    ---------
Net loss...............................................     (2.7)%        (4.9)%
                                                          =========    =========

Comparison of three months ended March 31, 2002 with three months ended March 31, 2001

     Operating revenue decreased $6.2 million (13.0%), to $41.2 million during the 2002 quarter from $47.4 million during the 2001 quarter. Lower average revenue per tractor per week, decreased fuel surcharge revenue, and decreased brokerage revenue were responsible for the decrease in operating revenue. Average revenue per tractor per week (excluding revenue from brokerage operations and fuel surcharges) decreased to $1,990 during the 2002 quarter from $2,193 during the 2001 quarter, primarily due to a higher number of unseated company tractors and lower weekly production caused by soft freight demand. Soft freight demand caused a combination of fewer loads, higher non- revenue miles, more layovers, and rate pressure, but the Company was still able to achieve a $.04 increase in revenue per loaded mile, net of surcharges, to $1.35 in the 2002 quarter from $1.31 in the 2001 quarter. A $1.7 million decrease in fuel surcharge revenue to $220,000 in the 2002 quarter from $1.9 million in the 2001 quarter also contributed to the decrease in operating revenue. During the 2002 and 2001 quarter, approximately $111,000 and $1.0 million, respectively, of the fuel surcharge revenue collected helped to offset Company fuel costs. The remainder was passed through to independent contractors. Finally, weighted average tractors increased slightly to 1,517 during the 2002 quarter from 1,501 during the 2001 quarter.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $2.3 million (13.0%), to $15.3 million in the 2002 quarter from $17.6 million in the 2001 quarter. This reflects a decrease in freight hauled by independent contractors and broker carriers and a $760,000 decrease in payments to independent contractors and brokers for fuel surcharges. Management believes the decline in independent contractors is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand which have diminished the pool of drivers interested in becoming or remaining independent contractors. Additionally, brokerage revenue has decreased due to slow freight demand. Purchased transportation remained constant as a percentage of revenue at 37.1% of revenue in both quarters as the decrease in the amount paid to independent contractors resulting from lower fuel surcharges was offset by an increase in the percentage of the Company's fleet supplied by independent contractors.

     Compensation and employee benefits increased $44,000 (0.3%), to $13.4 million in the 2002 quarter from $13.4 million in the 2001 quarter. As a percentage of revenue, compensation and employee benefits increased to 32.5% of revenue in the 2002 quarter from 28.2% in the 2000 quarter. The increase was primarily attributable to higher workers' compensation claims and premiums and the increase in wages paid to drivers for unloaded miles, which was partially offset by a decrease in the percentage of the Company's fleet supplied by seated Company-owned equipment.

     Fuel, supplies, and maintenance decreased $2.1 million (24.7%), to $6.5 million in the 2002 quarter from $8.6 million in the 2001 quarter. As a percentage of revenue, fuel, supplies, and maintenance decreased to 15.7% of revenue for the 2002 quarter compared with 18.2% for the 2001 quarter. This was the result of a decrease in average fuel prices, to $1.12 per gallon in the 2002 quarter from $1.42 per gallon in the 2001 quarter and a decrease in the percentage of the Company's fleet supplied by seated Company-owned equipment. Fuel surcharge revenue attributable to loads hauled by Company trucks decreased to $111,000 in the 2002 quarter from $1.0 million in the 2000 quarter.

     Insurance and claims increased $829,000 (84.2%), to $1.8 million in the 2002 quarter from $984,000 in the 2001 quarter. As a percentage of revenue, insurance and claims increased to 4.4% of revenue in the 2002 quarter compared with 2.1% in the 2000 quarter. The increase was attributable to a substantial increase in insurance premiums on July 1, 2001, when the Company's insurance policies were renewed.

     Taxes and licenses decreased $50,000 (5.6%), to $836,000 in the 2002 quarter from $886,000 in the 2001 quarter. As a percentage of revenue, taxes and licenses remained essentially constant at 2.0% of revenue in the 2002 quarter compared with 1.9% in the 2001 quarter.

     General and administrative expenses decreased $180,000 (9.0%), to $1.8 million in the 2002 quarter from $2.0 million in the 2001 quarter. As a percentage of revenue, general and administrative expenses increased to 4.4% of revenue in the 2002 quarter compared with 4.2% in the 2001 quarter. Cost saving efforts have been successful in reducing the dollars spent for general and administrative expenses, however lower fuel surcharge revenue and lower truck production caused the percentage of revenue to increase.

     Communications and utilities decreased $54,000 (9.6%), to $507,000 in the 2002 quarter from $561,000 in the 2001 quarter. As a percentage of revenue, communications and utilities remained constant at 1.2% in both quarters.

     Depreciation and amortization decreased $756,000 (16.7%), to $3.8 million in the 2002 quarter from $4.5 million in the 2001 quarter. As a percentage of revenue, depreciation and amortization decreased to 9.2% of revenue in the 2002 quarter compared with 9.6% in the 2001 quarter reflecting a $649,000 gain on the sale of excess trailers and a decrease in the percentage of the Company's fleet supplied by seated Company-owned equipment. Additionally, adoption of SFAS 142 caused amortization of goodwill to decrease to $0 in the 2002 quarter from $158,000 in the 2001 quarter.

     Interest expense (net) decreased $294,000 (34.7%), to $554,000 in the 2002 quarter from $848,000 in the 2001 quarter reflecting a decrease in average outstanding debt and lower interest rates. As a percentage of revenue, interest expense (net) decreased slightly to 1.4% of revenue in the 2002 quarter compared with 1.8% in the 2001 quarter.

     As a result of the foregoing, the Company's pretax margin was (7.9%) in the 2002 quarter compared with (2.4%) in the 2001 quarter.

     The Company's income tax benefit for the 2002 quarter was $1.2 million, or 37.4% of loss before income taxes. The Company's income tax benefit for the 2001 quarter was $687,000, or 34.8% of loss before income taxes. In both quarters the effective tax rate differs from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of Company drivers to independent contractors and the Company's pretax earnings.

     As a result of the factors described above, net loss was $2.0 million (4.9% of revenue) in the 2002 quarter, compared with $1.3 million (2.7% of revenue) in the 2001 quarter.

Liquidity and Capital Resources

     The size of the Company's business has remained essentially constant for the past three years. During this period the Company has reduced debt and invested in new revenue equipment to replace older equipment. New equipment has been financed in recent years with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, and equipment leases from third-party lessors. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. The Company reduced its borrowing by $1.0 million during the quarter. The Company has experienced a recent decrease in the ratio of its current assets to current liabilities, primarily as a result of a decrease in trade receivables and an increase in current maturities of long-term debt. The increase in current maturities resulted from a restructuring of the Company's financing agreement with LaSalle Bank. Management expects this trend to continue in future periods until the Company returns to profitability. Management believes that its sources of liquidity are adequate to meet its currently anticipated working capital requirements, capital expenditures, and other needs at least through 2002.

     Net cash used in operating activities was $640,000 for the three months ended March 31, 2002. The Company's principal uses of cash from operations are to service debt and internally finance accounts receivable. Customer accounts receivable increased $2.7 million for the three months ended March 31, 2002. The average age of the Company's accounts receivable was approximately 33.3 days in the 2002 period versus 35.9 days in the 2001 period.

     Net cash provided by investing activities of $1.0 million in the 2002 period related primarily to purchases and sales of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $7.2 million during the remaining nine months of 2002. Such projected capital expenditures are expected to be funded with a combination of cash flow from operations, borrowings, and operating leases.

     Net cash used in financing activities of $1.1 million for the three months ended March 31, 2002, consisted primarily of principal payments, net of borrowings, made under the Company's long-term debt obligations.

     At March 31, 2002, the Company had outstanding long-term debt (including line of credit and current maturities) of approximately $48.7 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $28.5 million consisted of borrowings from financial institutions and equipment manufacturers and $20.2 million was the amount owed under the Company's revolving credit facility. Interest rates on this debt range from 2.96% to 6.58% with maturities through 2009.

     On December 28, 2001, the Company amended and restated its financing agreement with LaSalle Bank. The new agreement expires on December 31, 2004, and provides for automatic one-year renewals under certain conditions. The agreement provides for a term loan, a revolving line of credit, and a capital expenditure loan. At March 31, 2002, the term loan had a balance of $17.3 million, and was payable in equal monthly installments of $250,000 in principal. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables, or approximately $12.4 million at March 31, 2002, on which the Company had drawn approximately $8.7 million, including the $5.5 million letters of credit discussed below. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the agreement. At March 31, 2002 there was no capital expenditure loan balance. The combination of all loans with LaSalle Bank can not exceed $32.5 million.

     The financing agreement also includes financing for letters of credit. At March 31, 2002, the Company had outstanding letters of credit totaling $5.5 million for self-insured amounts under its insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing agreement discussed above.

     All borrowings under this financing arrangement bear interest at the bank's prime rate, and the Company is required to pay a facility fee on the financing agreement of .25% of the maximum loan limit ($32.5 million). Borrowings under the agreement are secured by liens on revenue equipment, accounts receivable, and certain other assets.

     The financing arrangement with LaSalle Bank also requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. The Company was in compliance with these covenants at March 31, 2002 except for the fixed charge coverage ratio. The Company has received a waiver for violation of the fixed charge coverage ratio covenant. Additionally, subsequent to quarter end, the Company's financing arrangement was amended to provide less restrictive tangible net worth and fixed charge coverage covenant requirements. Management expects the Company will be in compliance with the less restrictive covenants at least through March 31, 2003.

     Equipment financing provided by a manufacturer contains a minimum net worth requirement which the Company is in compliance with and expects to be in compliance with at least through March 31, 2003.

Contractual Obligations and Commercial Commitments

     The following tables set forth the contractual obligations and other commercial commitments as of March 31, 2002:

                                                                 Principal Payments Due by Year
                                                                         (In Thousands)

                                                                 Less than                                     After
Contractual Obligations                             Total        One year        2-3 years      4-5 years     5 years
----------------------------------------------------------------------------------------------------------------------
Long-term debt                                     $48,746         $12,497         $24,238       $10,009      $2,002

Operating leases                                       789             683             104             2           -
                                                ----------------------------------------------------------------------
Total contractual cash obligations                 $49,535         $13,180         $24,342       $10,011      $2,002
                                                ======================================================================

The Company had no other commercial commitments at March 31, 2002.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of management's estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements included in this Form 10-Q is contained in Note 1 of the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2001. Other footnotes in the Form 10-K describe various elements of the financial statements included in this Form 10-Q and the assumptions on which specific amounts were determined.

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

Interest Rate Risk

     The Company's financing agreement with LaSalle Bank, provided there has been no default, carries a variable interest rate based on LaSalle's prime rate. In addition, approximately $21.4 million of the Company's other debt carries variable interest rates. This variable interest exposes the Company to the risk that interest rates may rise. The remainder of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At March 31, 2002, approximately 85% of the Company's debt carries a variable interest rate and the remainder is fixed. Each one percentage point increase or decrease in interest rates effects the Company's pretax loss by approximately $415,000, assuming the $48.7 million outstanding at March 31, 2002 of which 85% carries variable rates.

Commodity Price Risk

     The Company in the past has used derivative instruments, including heating oil price swap agreements, to reduce a portion of its exposure to fuel price fluctuations. During the quarter ended March 31, 2002, the Company had no such agreements in place. The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit                                                     Description
Number
3.1        *               Articles of Incorporation.
3.2        *               Bylaws.
4.1        *               Articles of Incorporation.
4.2        *               Bylaws.
10.1       *               Outside Director Stock Plan dated March 1, 1995.
10.2       *               Incentive Stock Plan adopted March 1, 1995.
10.3       *               401(k) Plan adopted August 14, 1992, as amended.
10.4       *               Form of Agency Agreement between Smithway Motor Xpress, Inc. and its independent commission agents.
10.5       *               Memorandum of officer incentive compensation policy.
10.6       *               Form of Independent Contractor Agreement between Smithway  Motor Xpress, Inc. and its independent contractor providers of tractors.
10.7       **              1997 Profit Incentive Plan, adopted May 8, 1997.
10.8       ***             Amendment No. 2 to Smithway Motor Xpress Corp. Incentive Stock Plan, adopted May 7,
                           1999.
10.9       ****            Form of Outside Director Stock Option Agreement dated July 27, 2000, between Smithway
                           Motor Xpress Corp. and each of its non-employee directors.
10.10      +               New Employee Incentive Stock Plan, adopted August 6, 2001 (plan subject to stockholder approval at next annual meeting to obtain incentive stock option treatment for option grants).
10.11      +               Amended and Restated Loan and Security Agreement dated December 28, 2001, between
                           LaSalle Bank National Association, Smithway Motor Xpress, Inc., as Borrower, and East West
                           Motor Xpress, Inc., as Borrower.







10.12      +               Letter Agreement dated August 6, 2001, between Smithway Motor Xpress, Inc. and Donald
                           A. Orr.
10.13      #               First Amendment to Amended and Restated Loan and Security Agreement dated May 10, 2002, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as Borrower, and
                           East West Motor Express, Inc., as Borrower.
-------------------------

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

+      Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December
       31, 2001.  Commission File No. 000-20793, dated March 28, 2002.

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

                                  SMITHWAY MOTOR XPRESS CORP.,
                                  a Nevada corporation


Date: May 15, 2002                By:  /s/Douglas C. Sandvig
      ------------                   -------------------------------
                                     Douglas C. Sandvig
                                     Controller and Chief Accounting Officer