Form 10-Q
period 2002-06-30
SMITHWAY MOTOR XPRESS CORP
filed 2002-08-14
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------

                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                                  YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 2, 2002).

             Class A Common Stock, $.01 par value: 3,846,821 shares Class B Common Stock, $.01 par value: 1,000,000 shares


                                                    Exhibit Index is on Page 19.

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                         PAGE
                                                                                                        NUMBER
Item 1.  Financial Statements.......................................................................      3-9
         Condensed Consolidated Balance Sheets as of December 31, 2001 and
                  June 30, 2002  (unaudited)........................................................      3-4
         Condensed Consolidated Statements of Operations for the three and six months
                  ended June 30, 2001 and 2002 (unaudited)..........................................       5
         Condensed Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2001 and 2002 (unaudited)................................................      6-7
         Notes to Condensed Consolidated Financial Statements (unaudited)...........................      8-9
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations........................................................................     10-17
Item 3.  Quantitative and Qualitative Disclosures About Market Risks................................      17

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings...........................................................................      18
Item 2. Changes in Securities and Use of Proceeds...................................................      18
Item 3. Defaults Upon Senior Securities.............................................................      18
Item 4. Submission of Matters to a Vote of Security Holders.........................................      18
Item 5. Other Information...........................................................................      18
Item 6. Exhibits and Reports on Form 8-K............................................................    19-20

                                     PART I
                              FINANCIAL INFORMATION

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  December 31,        June 30,
                                                                                      2001              2002
                                                                                ----------------  ------------------
                                                                                                    (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents....................................................$            722  $           1,109
   Receivables:
      Trade.....................................................................          13,649             16,829
      Other.....................................................................           1,020                733
      Recoverable income taxes..................................................           1,820                770
   Inventories..................................................................           1,561              1,596
   Deposits, primarily with insurers............................................             539                508
   Prepaid expenses.............................................................             926              1,419
   Deferred income taxes........................................................           1,726              2,011
                                                                                ----------------  ------------------
         Total current assets...................................................          21,963             24,975
                                                                                ----------------  ------------------
Property and equipment:
   Land.........................................................................           1,548              1,548
   Buildings and improvements...................................................           8,175              8,209
   Tractors.....................................................................          79,472             74,766
   Trailers.....................................................................          44,784             43,289
   Other equipment..............................................................           7,318              8,004
                                                                                ----------------  ------------------
                                                                                         141,297            135,816
   Less accumulated depreciation................................................          62,252             64,432
                                                                                ----------------  ------------------
         Net property and equipment.............................................          79,045             71,384
                                                                                ----------------  ------------------
Goodwill........................................................................           5,016              5,016
Other assets....................................................................             412                366
                                                                                ----------------  ------------------
                                                                                $        106,436  $         101,741
                                                                                ================  ==================






See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  December 31,        June 30,
                                                                                      2001              2002
                                                                                ----------------  ------------------
                                                                                                    (unaudited)
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.........................................$         12,052  $          12,107
   Accounts payable.............................................................           4,589              5,967
   Accrued compensation.........................................................           2,258              3,088
   Accrued loss reserves........................................................           2,327              2,842
   Other accrued expenses.......................................................             792                602
                                                                                ----------------  ------------------
         Total current liabilities..............................................          22,018             24,606

Long-term debt, less current maturities.........................................          37,105             31,277
Deferred income taxes...........................................................          14,862             13,304
Line of credit..................................................................             585              3,880
                                                                                ----------------  ------------------
         Total liabilities......................................................          74,570             73,067
                                                                                ----------------  ------------------
Stockholders' equity:
   Preferred stock..............................................................               -                  -
   Common stock:
      Class A...................................................................              40                 40
      Class B...................................................................              10                 10
   Additional paid-in capital...................................................          11,394             11,393
   Retained earnings............................................................          20,842             17,645
   Reacquired shares, at cost...................................................            (420)              (414)
                                                                                ----------------  ------------------
         Total stockholders' equity.............................................          31,866             28,674
                                                                                ----------------  ------------------
                                                                                $        106,436  $         101,741
                                                                                ================  ==================

See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                             Three months ended              Six months ended
                                                                  June 30,                       June 30,
                                                             2001            2002          2001           2002
                                                        ---------------  ------------  ------------  --------------
Operating revenue:
    Freight.............................................$        51,590  $     45,041  $     98,820  $       86,100
    Other...............................................            164           198           313             359
                                                        ---------------  ------------  ------------  --------------
        Operating revenue...............................         51,754        45,239        99,133          86,459
                                                        ---------------  ------------  ------------  --------------
Operating expenses:
    Purchased transportation............................         18,765        16,551        36,344          31,842
    Compensation and employee benefits..................         14,339        13,740        27,699          27,144
    Fuel, supplies, and maintenance.....................          9,068         7,023        17,683          13,507
    Insurance and claims................................          1,048         1,639         2,032           3,452
    Taxes and licenses..................................          1,018           920         1,904           1,756
    General and administrative..........................          2,052         1,928         4,041           3,737
    Communications and utilities........................            563           432         1,124             939
    Depreciation and amortization.......................          4,563         4,269         9,095           8,045
                                                        ---------------  ------------  ------------  --------------
        Total operating expenses........................         51,416        46,502        99,922          90,422
                                                        ---------------  ------------  ------------  --------------
             Earnings (loss) from operations............            338        (1,263)         (789)         (3,963)
Financial (expense) income
    Interest expense....................................           (821)         (524)       (1,681)         (1,085)
    Interest income.....................................             14            10            26              17
                                                        ---------------  ------------  ------------  --------------
             Loss before income taxes...................           (469)       (1,777)       (2,444)         (5,031)
Income tax benefit......................................            (85)         (616)         (772)         (1,833)
                                                        ---------------  ------------  ------------  --------------
             Net loss...................................$          (384)  $    (1,161)  $    (1,672)  $      (3,198)
                                                        ===============  ============  ============  ==============
Basic and diluted loss per common share.................$         (0.08)  $     (0.24)  $     (0.34)  $       (0.66)
                                                        ===============  ============  ============  ==============
Basic and diluted weighted average common shares
   outstanding..........................................      4,845,238     4,846,021     4,860,287       4,845,277
                                                        ===============  ============  ============  ==============


See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                          2001            2002
                                                                                     --------------  ---------------
Cash flows from operating activities:
  Net loss...........................................................................$       (1,672) $       (3,198)
                                                                                     --------------  ---------------
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization....................................................         9,095           8,045
    Deferred income taxes............................................................          (755)         (1,843)
    Stock bonuses....................................................................             9               -
    Changes in:
      Receivables....................................................................        (3,683)         (1,843)
      Inventories....................................................................           (32)            (35)
      Deposits, primarily with insurers..............................................             -              31
      Prepaid expenses...............................................................            73            (493)
      Accounts payable and other accrued liabilities.................................         2,168           2,533
                                                                                     --------------  ---------------
       Total adjustments.............................................................         6,875           6,395
                                                                                     --------------  ---------------
       Net cash provided by operating activities.....................................         5,203           3,197
                                                                                     --------------  ---------------
Cash flows from investing activities:
  Payments for acquisitions..........................................................        (2,885)              -
  Purchase of property and equipment.................................................        (1,240)           (837)
  Proceeds from the sale of property and equipment...................................           910           2,735
  Other .............................................................................            31              46
                                                                                     --------------  ---------------
       Net cash (used in) provided by investing activities...........................        (3,184)          1,944
                                                                                     --------------  ---------------

Cash flows from financing activities:
  Borrowings on line of credit.......................................................             -          77,979
  Payments on line of credit.........................................................             -         (74,684)
  Proceeds from long-term debt.......................................................        12,900               -
  Principal payments on long-term debt...............................................       (14,617)         (8,055)
  Other..............................................................................          (165)              6
                                                                                     --------------  ---------------
       Net cash used in financing activities.........................................        (1,882)         (4,754)
                                                                                     --------------  ---------------

       Net increase in cash and cash equivalents.....................................           137             387
Cash and cash equivalents at beginning of period.....................................           349             722
                                                                                     --------------  ---------------
Cash and cash equivalents at end of period...........................................$          486  $        1,109
                                                                                     ==============  ===============


See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                          2001            2002
                                                                                     --------------  ---------------
Supplemental disclosure of cash flow information: Cash paid (received) during the period for:
       Interest......................................................................$        1,693  $        1,114
       Income tax....................................................................           (20)         (1,041)
                                                                                     ==============  ===============

Supplemental schedules of noncash investing and financing activities:
       Notes payable issued for tractors and trailers................................$        2,455  $        2,282
       Issuance of stock bonuses.....................................................             9               -
                                                                                     ==============  ===============

Cash payments for acquisitions:
       Revenue equipment.............................................................$        2,088  $            -
       Goodwill......................................................................           457               -
       Other assets (net)............................................................           340               -
                                                                                     --------------  ---------------
                                                                                     $        2,885  $            -
                                                                                     ==============  ===============


See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The following table reflects the consolidated results adjusted as though the adoption of SFAS 142 occurred as of the beginning of the three and six month periods ended June 30, 2001:

                                                               Three months ended             Six months ended
                                                                    June 30,                      June 30,
(Dollars in thousands)                                         2001          2002           2001            2002
                                                           ----------------------------------------------------------
Net loss:
As reported................................................$       (384) $     (1,161)  $     (1,672)   $     (3,198)
Goodwill amortization, net of tax..........................         125             -            228               -
                                                           ----------------------------------------------------------
Adjusted net loss..........................................$       (259) $     (1,161)  $     (1,444)   $     (3,198)
                                                           ==========================================================


Basic and diluted net loss per share:
As reported................................................$      (0.08) $      (0.24)  $      (0.34)   $      (0.66)
Goodwill amortization......................................        0.03           -             0.04             -
                                                           ----------------------------------------------------------
Adjusted basic and diluted net loss per share..............$      (0.05) $       (0.24) $      (0.30)   $      (0.66)
                                                           ==========================================================

     On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement establishes a single accounting model for the impairment or disposal of long-lived assets. Upon adoption of SFAS No. 144, there was no material impact on the Company's results of operations or financial condition.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)

Note 3. Net earnings per common share

     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because the Company suffered a net loss for the three and six months ended June 30, 2001 and 2002, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. Stock options outstanding at June 30, 2001 and 2002 totaled 383,000 and 600,525, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Introduction

     Except for the historical information contained herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. The Company's actual results could differ materially from those discussed herein. Without limitation, factors that could cause or contribute to such differences include economic recessions or downturns in customers' business cycles, excessive increases in capacity within truckload markets, decreased demand for transportation services offered by the Company, increases or rapid fluctuation in inflation, interest rates, fuel prices and fuel hedging, the availability and costs of attracting and retaining qualified drivers and owner-operators, increasing insurance premiums and deductible amounts related to accident, cargo, workers'
compensation, health and other claims, seasonal factors such as harsh weather conditions that increase operating costs, the prices of new equipment and resale value of used equipment, regulatory requirements that increase costs and decrease efficiency, including new emissions standards, and the ability to negotiate, consummate, and integrate acquisitions. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

     The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the second quarter and first six months of the Company's 2001 and 2002 fiscal years.

     For the three months ended June 30, 2002, operating revenue decreased 12.6% to $45.2 million from $51.8 million during the same quarter in 2001. Net loss was $1.2 million, or ($0.24) per diluted share, compared with net loss of $384,000, or ($0.08) per diluted share, during the 2001 quarter. For the six months ended June 30, 2002, operating revenue decreased 12.8% to $86.5 million from $99.1 million during the same period in 2001. Net loss was $3.2 million, or ($0.66) per diluted share, compared with net loss of $1.7 million, or ($0.34) per diluted share, during the 2001 period.

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

Results of Operations

       The following table sets forth the percentage relationship of certain items to operating revenue for the three and six months ended June 30, 2001 and 2002:

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                          2001           2002          2001          2002
                                                      ------------   ------------  ------------  ------------
Operating revenue.....................................      100.0%         100.0%        100.0%        100.0%
Operating expenses
  Purchased transportation............................       36.3           36.6          36.7          36.8
  Compensation and employee benefits..................       27.7           30.4          27.9          31.4
  Fuel, supplies, and maintenance.....................       17.5           15.5          17.8          15.6
  Insurance and claims................................        2.0            3.6           2.0           4.0
  Taxes and licenses..................................        2.0            2.0           1.9           2.0
  General and administrative..........................        4.0            4.3           4.1           4.3
  Communications and utilities........................        1.1            1.0           1.1           1.1
  Depreciation and amortization.......................        8.8            9.4           9.2           9.3
                                                      ------------   ------------  ------------  ------------
    Total operating expenses..........................       99.3          102.8         100.8         104.6
                                                      ------------   ------------  ------------  ------------
Earnings (loss) from operations.......................        0.7           (2.8)         (0.8)         (4.6)
Interest expense (net)................................       (1.6)          (1.2)         (1.7)         (1.3)
                                                      ------------   ------------  ------------  ------------
Loss before income taxes..............................       (0.9)          (3.9)         (2.5)         (5.8)
Income tax benefit....................................       (0.2)          (1.4)         (0.8)         (2.1)
                                                      ------------   ------------  ------------  ------------
Net loss..............................................       (0.7)%         (2.6)%        (1.7)%        (3.7)%
                                                      ============   ============  ============  ============

Comparison of three months ended June 30, 2002 with three months ended June 30, 2001

     Operating revenue decreased $6.5 million (12.6%), to $45.2 million during the 2002 quarter from $51.8 million during the 2001 quarter. Revenue declined primarily because higher revenue per seated tractor was more than offset by fewer weighted average tractors, more unseated tractors, decreased fuel surcharge revenue, and decreased brokerage revenue. Revenue per seated tractor per week improved slightly to $2,503 in the 2002 quarter from $2,471 in the 2001 quarter. Additionally, the Company was able to achieve a $.01 increase in revenue per loaded mile, net of surcharges, to $1.36 in the 2002 quarter from $1.35 in the 2001 quarter. Weighted average tractors decreased 6.8%, to 1,466 during the 2002 quarter from 1,572 during the 2001 quarter due to a decrease in equipment provided by owner operators and a decrease in company-owned tractors. Average revenue per tractor per week (excluding revenue from brokerage operations and fuel surcharges) decreased to $2,221 during the 2002 quarter from $2,320 during the 2001 quarter, due to a higher number of unseated company tractors as well as weak Midwestern freight demands which caused a combination of fewer loads, higher non-revenue miles, more layovers, and rate pressure. A $1.2 million decrease in fuel surcharge revenue to $686,000 in the 2002 quarter from $1.9 million in the 2001 quarter also contributed to the decrease in operating revenue. Finally, lower freight demand caused brokerage revenue to decrease by $267,000.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $2.2 million (11.8%), to $16.6 million in the 2002 quarter from $18.8 million in the 2001 quarter. This reflects a decrease in freight hauled by independent contractors and broker carriers and a $460,000 decrease in payments to independent contractors and brokers for fuel surcharges. Management believes the decline in independent contractors is attributable to high insurance costs, tighter credit standards, and slow freight demand which have diminished the pool of drivers interested in becoming or remaining independent contractors. Purchased transportation increased slightly to 36.6% in the 2002 quarter from 36.3% in the 2001 quarter.

     Compensation and employee benefits decreased $599,000 (4.2%), to $13.8 million in the 2002 quarter from $14.3 million in the 2001 quarter. As a percentage of revenue, compensation and employee benefits increased to 30.4% of revenue in the 2002 quarter from 27.7% in the 2001 quarter. The increase was primarily attributable to higher workers' compensation claims and premiums, an increase in wages paid to drivers for unloaded miles, which was partially offset by a decrease in the percentage of the Company's fleet supplied by seated Company-owned equipment and a reduction in non-driver personnel.

     Fuel, supplies, and maintenance decreased $2.0 million (22.6%), to $7.0 million in the 2002 quarter from $9.1 million in the 2001 quarter. As a percentage of revenue, fuel, supplies, and maintenance decreased to 15.5% of revenue for the 2002 quarter compared with 17.5% for the 2001 quarter. This was the result of a decrease in average fuel prices, to $1.23 per gallon in the 2002 quarter from $1.45 per gallon in the 2001 quarter and a decrease in the percentage of the Company's fleet supplied by seated Company-owned equipment, partially offset by increased maintenance expense. Fuel surcharge revenue attributable to loads hauled by Company trucks decreased to $376,000 in the 2002 quarter from $1.1 million in the 2001 quarter. Fuel expense, net of surcharges, may be affected in the future by the collectibility of fuel surcharges, as well as by lower fuel mileage if government mandated emissions standards effective October 1, 2002, are implemented as scheduled. The Company extended the trade cycle on its tractor fleet, which resulted in an increase in the number of required repairs.

     Insurance and claims increased $591,000 (56.4%), to $1.6 million in the 2002 quarter from $1.0 million in the 2001 quarter. As a percentage of revenue, insurance and claims increased to 3.6% of revenue in the 2002 quarter compared with 2.0% in the 2001 quarter. The increase was attributable to a substantial increase in insurance premiums on July 1, 2001, when the Company's insurance policies were renewed. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention. Insurance and claims expense is expected to increase in future periods as a percentage of revenue because of higher premiums and a higher self-insured retention resulting from renewal of the Company's insurance coverage effective July 1, 2002.

     Taxes and licenses decreased $98,000 (9.6%), to $920,000 in the 2002 quarter from $1.0 million in the 2001 quarter. As a percentage of revenue, taxes and licenses remained constant at 2.0% of revenue in both quarters.

     General and administrative expenses decreased $124,000 (6.0%), to $1.9 million in the 2002 quarter from $2.1 million in the 2001 quarter. As a percentage of revenue, general and administrative expenses increased to 4.3% of revenue in the 2002 quarter compared with 4.0% in the 2001 quarter. Cost saving efforts have been successful in reducing the dollars spent for general and administrative expenses, however lower revenue per tractor caused the percentage of revenue to increase.

     Communications and utilities decreased $131,000 (23.3%), to $563,000 in the 2002 quarter from $563,000 in the 2001 quarter. As a percentage of revenue, communications and utilities remained essentially constant at 1.0% in the 2002 quarter compared to 1.1% in the 2001 quarter.

     Depreciation and amortization decreased $294,000 (6.4%), to $4.3 million in the 2002 quarter from $4.6 million in the 2001 quarter. This reduction reflects a decrease in company-owned equipment. Additionally, adoption of SFAS 142 caused amortization of goodwill to decrease to $0 in the 2002 quarter from $174,000 in the 2001 quarter. As a percentage of revenue, depreciation and amortization increased to 9.4% of revenue in the 2002 quarter compared with 8.8% in the 2001 quarter reflecting lower revenue per tractor per week and a larger number of unseated units being depreciated, without an offsetting revenue stream. Depreciation expense per tractor is expected to rise in the future as the cost of new tractors has increased, and will continue to increase due to the increased cost of new engines that comply with emissions standards effective October 1, 2002.

     Interest expense (net) decreased $293,000 (36.3%), to $514,000 in the 2002 quarter from $807,000 in the 2001 quarter reflecting a decrease in average outstanding debt and lower interest rates. As a percentage of revenue, interest expense (net) decreased to 1.2% of revenue in the 2002 quarter compared with 1.6% in the 2001 quarter.

     As a result of the foregoing, the Company's pretax margin was (3.9%) in the 2002 quarter compared with (0.9%) in the 2001 quarter.

     The Company's income tax benefit for the 2002 quarter was $616,000, or 34.7% of loss before income taxes. The Company's income tax benefit for the 2001 quarter was $85,000, or 18.1% of loss before income taxes. In both quarters the effective tax rate differs from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of Company drivers to independent contractors and the Company's pretax earnings.

     As a result of the factors described above, net loss was $1.2 million (2.6% of revenue) in the 2002 quarter, compared with $384,000 (0.7% of revenue) in the 2001 quarter.

Comparison of six months ended June 30, 2002 with six months ended June 30, 2001

     Operating revenue decreased $12.7 million (12.8%), to $86.5 million during the 2002 period from $99.1 million during the 2001 period. Revenue declined primarily because higher revenue per seated tractor was more than offset by fewer weighted average tractors, more unseated tractors, decreased fuel surcharge revenue, and decreased brokerage revenue. Revenue per seated tractor per week increased slightly to $2,402 in the 2002 period from $2,399 in the 2001 period. Additionally, the Company was able to achieve a $.03 increase in revenue per loaded mile, net of surcharges, to $1.36 in the 2002 period from $1.33 in the 2001 period. Weighted average tractors decreased 2.9%, to 1,492 during the 2002 period from 1,537 during the 2001 period due to a decrease in equipment provided by owner operators and a decrease in company-owned equipment. Average revenue per tractor per week (excluding revenue from brokerage operations and fuel surcharges) decreased to $2,103 during the 2002 period from $2,258 during the 2001 period, due to a higher number of unseated company tractors as well as weak Midwestern freight demands, which caused a combination of fewer loads, higher non-revenue miles, more layovers, and rate pressure. A $2.9 million decrease in fuel surcharge revenue to $906,000 in the 2002 period from $3.8 million in the 2001 period also contributed to the decrease in operating revenue. Finally, lower freight demand caused brokerage revenue to decrease by $1.2 million.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $4.5 million (12.4%), to $31.8 million in the 2002 period from $36.3 million in the 2001 period. This reflects a decrease in freight hauled by independent contractors and broker carriers and a $1.1 million decrease in payments to independent contractors and brokers for fuel surcharges. Management believes the decline in independent contractors is attributable to high insurance costs, tighter credit standards, and slow freight demand which have diminished the pool of drivers interested in becoming or remaining independent contractors. As a percentage of revenue, purchased transportation increased slightly to 36.8% in the 2002 period from 36.7% in the 2001 period.

     Compensation and employee benefits decreased $555,000 (2.0%), to $27.1 million in the 2002 period from $27.7 million in the 2001 period. As a percentage of revenue, compensation and employee benefits increased to 31.4% of revenue in the 2002 period from 27.9% in the 2001 period. The increase was primarily attributable to higher workers' compensation claims and premiums and the increase in wages paid to drivers for unloaded miles, which was partially offset by a decrease in the percentage of the Company's fleet supplied by seated Company-owned equipment and a reduction in non-driver personnel.

     Fuel, supplies, and maintenance decreased $4.2 million (23.6%), to $13.5 million in the 2002 period from $17.7 million in the 2001 period. As a percentage of revenue, fuel, supplies, and maintenance decreased to 15.6% of revenue for the 2002 period compared with 17.8% for the 2001 period. This was the result of a decrease in average fuel prices, to $1.17 per gallon in the 2002 period from $1.43 per gallon in the 2001 period and a decrease in the percentage of the Company's fleet supplied by seated Company-owned equipment, partially offset by increased maintenance expense. Fuel surcharge revenue attributable to loads hauled by Company trucks decreased to $488,000 in the 2002 period from $2.1 million in the 2001 period. Fuel expense, net of surcharges, may be affected in the future by the collectibility of fuel surcharges, as well as by lower fuel mileage if government mandated emissions standards effective October 1, 2002, are implemented as scheduled. The Company extended the trade cycle on its tractor fleet, which resulted in an increase in the number of required repairs.

     Insurance and claims increased $1.4 million (69.9%), to $3.5 million in the 2002 period from $2.0 million in the 2001 period. As a percentage of revenue, insurance and claims increased to 4.0% of revenue in the 2002 period compared with 2.0% in the 2001 period. The increase was attributable to a substantial increase in insurance premiums on July 1, 2001, when the Company's insurance policies were renewed. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention. Insurance and claims expense is expected to increase in future periods as a percentage of revenue because of higher premiums and a higher self-insured retention resulting from renewal of the Company's insurance coverage effective July 1, 2002.

     Taxes and licenses decreased $148,000 (7.8%), to $1.8 million in the 2002 period from $1.9 million in the 2001 period. As a percentage of revenue, taxes and licenses remained essentially constant at 2.0% of revenue in the 2002 period compared to 1.9% in the 2001 period.

     General and administrative expenses decreased $304,000 (7.5%), to $3.7 million in the 2002 period from $4.0 million in the 2001 period. As a percentage of revenue, general and administrative expenses increased to 4.3% in the 2002 period compared to 4.1% in the 2001 period. Cost saving efforts have been successful in reducing the dollars spent for general and administrative expenses, however lower revenue per tractor caused the percentage of revenue to increase.

     Communications and utilities decreased $185,000 (16.5%), to $939,000 in the 2002 period from $1.1 million in the 2001 period. As a percentage of revenue, communications and utilities remained constant at 1.1% in both periods.

     Depreciation and amortization decreased $1.0 million (11.5%), to $8.0 million in the 2002 period from $9.1 million in the 2001 period. This reduction reflects a gain on the sale of excess trailers of $649,000 and a decrease in company owned equipment. Additionally, adoption of SFAS 142 caused amortization of goodwill to decrease to $0 in the 2002 period from $332,000 in the 2001 period. As a percentage of revenue, depreciation and amortization increased to 9.3% of revenue in the 2002 period compared with 9.2% in the 2001 period reflecting lower revenue per tractor per week and a larger number of unseated units being depreciated, without an offsetting revenue stream. Depreciation expense per tractor is expected to rise in the future as the cost of new tractors has increased, and will continue to increase due to the increased cost of new engines that comply with emissions standards effective October 1, 2002.

     Interest expense (net) decreased $587,000 (35.5%), to $1.1 million in the 2002 period from $1.7 million in the 2001 period reflecting a decrease in average outstanding debt and lower interest rates. As a percentage of revenue, interest expense (net) decreased to 1.3% of revenue in the 2002 period compared with 1.7% in the 2001 period.

     As a result of the foregoing, the Company's pretax margin was (5.8%) in the 2002 period compared with (2.5%) in the 2001 period.

     The Company's income tax benefit for the 2002 period was $1.8 million, or 36.4% of loss before income taxes. The Company's income tax benefit for the 2001 period was $772,000, or 31.6% of loss before income taxes. In both periods the effective tax rate differs from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of Company drivers to independent contractors and the Company's pretax earnings.

     As a result of the factors described above, net loss was $3.2 million (3.7% of revenue) in the 2002 period, compared with $1.7 million (1.7% of revenue) in the 2001 period.

Liquidity and Capital Resources

     The size of the Company's business has decreased slightly over the past three years. During this period the Company has reduced debt and invested in new revenue equipment to replace most of the older equipment that has been disposed of. New equipment has been financed in recent years with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, and equipment leases from third-party lessors. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely company-owned equipment. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. The Company reduced its borrowing by $1.0 million during the quarter. The Company has experienced a recent decrease in the ratio of its current assets to current liabilities, primarily as a result of a decrease in trade receivables and an increase in current maturities of long-term debt. The increase in current maturities resulted from a restructuring of the Company's financing agreement with LaSalle Bank. Management expects this trend to continue in future periods until the Company returns to profitability. Management believes that its sources of liquidity are adequate to meet its currently anticipated working capital requirements, capital expenditures, and other needs at least through 2002.

     Net cash provided by operating activities was $3.2 million for the six months ended June 30, 2002. The Company's principal uses of cash from operations are to service debt and internally finance accounts receivable. Customer accounts receivable increased $1.8 million for the six months ended June 30, 2002. The average age of the Company's accounts receivable was approximately
32.9 days in the 2002 period versus 36.4 days in the 2001 period.

     Net cash provided by investing activities of $1.9 million in the 2002 period related primarily to proceeds of sales of revenue equipment net of purchases of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $8.0 million during the remaining six months of 2002. Such projected capital expenditures are expected to be funded with a combination of cash flow from operations and borrowings.

     Net cash used in financing activities of $4.7 million for the six months ended June 30, 2002, consisted primarily of principal repayments, net of borrowings, made under the Company's line of credit and long-term debt obligations.

     At June 30, 2002, the Company had outstanding long-term debt (including line of credit and current maturities) of approximately $47.3 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $26.4 million consisted of borrowings from financial institutions and equipment manufacturers and $20.9 million was the amount owed under the Company's revolving credit facility. Interest rates on this debt range from 3.3% to 7.6% with maturities through 2009.

     The Company is party to a financing agreement with LaSalle Bank which expires on December 31, 2004, and provides for automatic one-year renewals under certain conditions. The agreement provides for a term loan, a revolving line of credit, and a capital expenditure loan. At June 30, 2002, the term loan had a balance of $15.8 million, and was payable in equal monthly installments of $244,000 in principal. The revolving line of credit allows for borrowings of up to 85 percent of eligible receivables, or approximately $12.2 million at June 30, 2002, on which the Company had drawn approximately $9.4 million, including the $5.5 million letters of credit discussed below. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the agreement. At June 30, 2002, the amount due under the capital expenditure loan was $1.2 million. The combination of all loans with LaSalle Bank cannot exceed $32.5 million.

     The financing agreement also includes financing for letters of credit. At June 30, 2002, the Company had outstanding letters of credit totaling $5.5 million for self-insured amounts under its insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing agreement discussed above.

     All borrowings under this financing arrangement bear interest at the bank's prime rate, and the Company is required to pay a facility fee on the financing agreement of .25% of the maximum loan limit ($32.5 million). Borrowings under the agreement are secured by liens on revenue equipment, accounts receivable, and certain other assets.

     The financing arrangement with LaSalle Bank also requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. In May 2002, the tangible net worth and fixed charge coverage covenant requirements were amended. The Company was in compliance with all covenants, as amended, at June 30, 2002.

     Equipment financing provided by a manufacturer contains a minimum net worth requirement which the Company was in compliance with at June 30, 2002.

Contractual Obligations and Commercial Commitments

     The following tables set forth the contractual obligations and other commercial commitments as of June 30, 2002:

                                                                 Principal Payments Due by Year

                                                                         (In Thousands)

                                                               Less than                                 After
Contractual Obligations                           Total        One year      2-3 years    4-5 years     5 years
------------------------------------------------------------------------------------------------------------------
Long-term debt                               $   47,264     $   12,107     $    24,363   $   9,174     $   1,620

Operating leases                                    619            545              74           -             -

                                              --------------------------------------------------------------------
Total contractual cash obligations           $   47,883     $   12,652     $    24,437   $   9,174     $   1,620
                                              ====================================================================

The Company had no other commercial commitments at June 30, 2002.

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

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 39 years for buildings and improvements, 5 to 7 years for tractors and trailers, and 3 to 10 years for other equipment. Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accountsat the time of retirement, trade, or sale. In accordance with industry practices, the gain or loss on retirement or
                                                                     Page 16
sale is included in depreciation and amortization in the consolidated statements of operation. Gains on trade-ins are deferred and reduce the basis of the new asset.

Estimated Liability for Insurance Claims

     Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to certain deductibles. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. The Company estimates and accrues a liability for its share of ultimate settlements using all available information. The Company accrues for health insurance claims reported, as well as for claims incurred but not reported, based upon the Company's past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which haven not been fully resolved. However, final settlement of these claims could differ materially from the amounts the Company has accrued at period-end.

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

New Accounting Pronouncements

     In June 2002, the FASB issued Statement No. 146 (FAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under FAS 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. The Company does not expect the adoption of FAS 146 to have a material effect on the financial statements.

Quantitative and Qualitative Disclosures About Market Risks

     The Company is exposed to market risks from changes in (i) certain interest rates on its debt and (ii) certain commodity prices.

Interest Rate Risk

     The Company's financing agreement with LaSalle Bank, provided there has been no default, carries a variable interest rate based on LaSalle's prime rate. In addition, approximately $20.5 million of the Company's other debt carries variable interest rates. This variable interest exposes the Company to the risk that interest rates may rise. The remainder of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At June 30, 2002, approximately 87% of the Company's debt carries a variable interest rate and the remainder is fixed. Each one percentage point increase or decrease in interest rates effects the Company's pretax loss by approximately $414,000, assuming the $47.3 million outstanding at June 30, 2002 of which 87% carries variable rates.

Commodity Price Risk

     The Company in the past has used derivative instruments, including heating oil price swap agreements, to reduce a portion of its exposure to fuel price fluctuations. During the quarter ended June 30, 2002, the Company had no such agreements in place. The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.

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

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On May 10, 2002, the Company held its annual meeting of stockholders for the purpose of (a) ratifying the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2002, (b) approving the Smithway Motor Xpress Corp. New Employee Incentive Stock Plan for the purpose of qualifying options granted under the Plan as incentive stock options for tax purposes, and (c) electing six directors for one-year terms. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected. The voting tabulation on the selection of accountants was 5,384,493 votes "FOR", 19,793 votes "AGAINST", and 3,605 votes "ABSTAIN." The voting tabulation on the approval of the New Employee Stock Incentive Plan for the purpose of qualifying options granted as incentive stock options for tax purpose was 4,168,410 "FOR", 439,026 votes "AGAINST", and 13,698 votes "ABSTAIN." The voting tabulation on the election of directors was as follows:

                                                  Shares             Shares                   Shares
                                                   voted              voted                    voted
                                                   "FOR"          "AGAINST"                "ABSTAIN"
William G. Smith                               5,026,564                  0                  394,927
G. Larry Owens                                 5,023,935                  0                  397,556
Donald A. Orr                                  5,011,555                  0                  409,936
Terry G. Christenberry                         5,026,241                  0                  395,250
Herbert D. Ihle                                5,026,779                  0                  394,712
Robert E. Rich                                 5,026,779                  0                  394,712

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits

Exhibit
Number                                     Description
3.1        *               Articles of Incorporation.
3.2        *               Bylaws.
4.1        *               Articles of Incorporation.
4.2        *               Bylaws.
10.1       *               Outside Director Stock Plan dated March 1, 1995.
10.2       *               Incentive Stock Plan adopted March 1, 1995.
10.3       *               401(k) Plan adopted August 14, 1992, as amended.
10.4       *               Form of Agency Agreement between Smithway Motor Xpress, Inc. and its independent commission agents.
10.5       *               Memorandum of officer incentive compensation policy.
10.6       **              1997 Profit Incentive Plan, adopted May 8, 1997.
10.7       ***             Amendment No. 2 to Smithway Motor Xpress Corp. Incentive Stock Plan, adopted May 7,
                           1999.
10.8       ****            Form of Outside Director Stock Option Agreement dated July 27, 2000, between Smithway
                           Motor Xpress Corp. and each of its non-employee directors.
10.9       +               New Employee Incentive Stock Plan, adopted August 6, 2001.

10.10      +               Amended and Restated Loan and Security Agreement dated December 28, 2001, between
                           LaSalle Bank National Association, Smithway Motor Xpress, Inc., as Borrower, and East West
                           Motor Xpress, Inc., as Borrower.
10.11      +               Letter Agreement dated August 6, 2001, between Smithway Motor Xpress, Inc. and Donald
                           A. Orr.
10.12      #               First Amendment to Amended and Restated Loan and Security Agreement dated May 10, 2002, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as Borrower, and
                           East West Motor Express, Inc., as Borrower.
---------------------------

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

#      Filed herewith.

  (b) Reports on Form 8-K.

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SMITHWAY MOTOR XPRESS CORP.,
                                    a Nevada corporation


Date: August 14, 2002               By:   /s/ Douglas C. Sandvig
                                        ------------------------------
                                    Douglas C. Sandvig
                                    Controller and Chief Accounting Officer