Form 10-Q
period 2002-09-30
SMITHWAY MOTOR XPRESS CORP
filed 2002-11-14
CIK 941914

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

              -----------------------------------------------------

                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to

                         Commission File Number: 0-20793

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

                                  YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 8, 2002).

             Class A Common Stock, $.01 par value: 3,846,821 shares Class B Common Stock, $.01 par value: 1,000,000 shares

                                                    Exhibit Index is on Page 20.

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                         PAGE
                                                                                                        NUMBER
Item 1.  Financial Statements.......................................................................      3-9

         Condensed Consolidated Balance Sheets as of December 31, 2001 and
                  September 30, 2002  (unaudited)...................................................      3-4
         Condensed Consolidated Statements of Operations for the three and nine months
                  ended September 30, 2001, and 2002 (unaudited)....................................       5
         Condensed Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2001, and 2002 (unaudited)..........................................      6-7
         Notes to Condensed Consolidated Financial Statements (unaudited)...........................      8-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations........................................................................     10-17

Item 3. Quantitative and Qualitative Disclosures About Market Risks................................       18

Item 4. Controls and Procedures....................................................................       18

                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings...........................................................................      19

Item 2. Changes in Securities and Use of Proceeds...................................................      19

Item 3. Defaults Upon Senior Securities.............................................................      19

Item 4. Submission of Matters to a Vote of Security Holders.........................................      19

Item 5. Other Information...........................................................................      19

Item 6. Exhibits and Reports on Form 8-K............................................................     20-21

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  December 31,     September 30,
                                                                                      2001              2002
                                                                                ---------------   ----------------
                                                                                                    (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents.................................................... $          722   $            652
   Receivables:
      Trade.....................................................................         13,649             17,418
      Other.....................................................................          1,020                686
      Recoverable income taxes..................................................          1,820                  7
   Inventories..................................................................          1,561              1,071
   Deposits, primarily with insurers............................................            539                751
   Prepaid expenses.............................................................            926              1,667
   Deferred income taxes........................................................          1,726              1,720
                                                                                ---------------   ----------------
         Total current assets...................................................         21,963             23,972
                                                                                ---------------   ----------------
Property and equipment:
   Land.........................................................................          1,548              1,548
   Buildings and improvements...................................................          8,175              8,210
   Tractors.....................................................................         79,472             70,889
   Trailers.....................................................................         44,784             43,045
   Other equipment..............................................................          7,318              8,046
                                                                                ---------------   ----------------
                                                                                        141,297            131,738
   Less accumulated depreciation................................................         62,252             63,098
                                                                                ---------------   ----------------
         Net property and equipment.............................................         79,045             68,640
                                                                                ---------------   ----------------
Goodwill........................................................................          5,016              5,016
Other assets....................................................................            412                370
                                                                                ---------------   ----------------
                                                                                 $      106,436   $         97,998
                                                                                ===============   ================








See accompanying notes to condensed consolidated financial statements.                                     Page 3

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  December 31,     September 30,
                                                                                      2001              2002
                                                                                ---------------   ----------------
                                                                                                    (unaudited)
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt......................................... $       12,052   $         11,707
   Accounts payable.............................................................          4,589              6,567
   Accrued compensation.........................................................          2,258              3,102
   Accrued loss reserves........................................................          2,327              2,487
   Other accrued expenses.......................................................            792                564
                                                                                ---------------   ----------------
         Total current liabilities..............................................         22,018             24,427
Long-term debt, less current maturities.........................................         37,105             30,228
Deferred income taxes...........................................................         14,862             12,620
Line of credit..................................................................            585              2,806
                                                                                ---------------   ----------------
         Total liabilities......................................................         74,570             70,081
                                                                                ---------------   ----------------
Stockholders' equity:
   Preferred stock..............................................................              -                  -
   Common stock:
      Class A...................................................................             40                 40
      Class B...................................................................             10                 10
   Additional paid-in capital...................................................         11,394             11,393
   Retained earnings............................................................         20,842             16,888
   Reacquired shares, at cost...................................................           (420)              (414)
                                                                                ---------------   ----------------
         Total stockholders' equity.............................................         31,866             27,917
                                                                                ---------------   ----------------
                                                                                 $      106,436   $         97,998
                                                                                ===============   ================



See accompanying notes to condensed consolidated financial statements.                                     Page 4

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except share and per share data)
                                   (Unaudited)

                                                             Three months ended             Nine months ended
                                                                September 30,                 September 30,
                                                              2001           2002           2001           2002
                                                        ---------------  ------------  ------------  --------------
Operating revenue:
    Freight.............................................$        48,389  $     43,132  $    147,209  $      129,232
    Other...............................................            182           140           495             499
                                                        ---------------  ------------  ------------  --------------
        Operating revenue...............................         48,571        43,272       147,704         129,731
                                                        ---------------  ------------  ------------  --------------
Operating expenses:
    Purchased transportation............................         17,619        16,192        53,963          48,034
    Compensation and employee benefits..................         13,742        12,138        41,441          39,282
    Fuel, supplies, and maintenance.....................          8,480         6,929        26,163          20,436
    Insurance and claims................................          1,922         1,620         3,954           5,072
    Taxes and licenses..................................            956           872         2,860           2,628
    General and administrative..........................          1,955         1,708         5,996           5,445
    Communications and utilities........................            496           418         1,620           1,357
    Depreciation and amortization.......................          4,515         4,043        13,610          12,088
                                                        ---------------  ------------  ------------  --------------
        Total operating expenses........................         49,685        43,920       149,607         134,342
                                                        ---------------  ------------  ------------  --------------
             Loss from operations.......................         (1,114)        (648)        (1,903)         (4,611)
Financial (expense) income
    Interest expense....................................           (741)         (497)       (2,422)         (1,582)
    Interest income.....................................             10             5            36              22
                                                        ---------------  ------------  ------------  --------------
             Loss before income taxes...................         (1,845)       (1,140)       (4,289)         (6,171)
Income tax benefit......................................           (633)         (383)       (1,405)         (2,216)
                                                        ---------------  ------------  ------------  --------------
             Net loss...................................$        (1,212) $       (757) $     (2,884) $       (3,955)
                                                        ===============  ============  ============  ==============
Basic and diluted loss per common share.................$         (0.25) $      (0.16) $      (0.59) $        (0.82)
                                                        ===============  ============  ============  ==============
Basic and diluted weighted average common shares
   outstanding..........................................      4,845,980     4,846,021     4,845,792       4,845,528
                                                        ===============  ============  ============  ==============



See accompanying notes to condensed consolidated financial statements.                                       Page 5

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Nine months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                          2001           2002
                                                                                     -------------- ---------------
Cash flows from operating activities:
  Net loss...........................................................................$       (2,884)$        (3,955)
                                                                                     -------------- ---------------
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization....................................................        13,610          12,088
    Deferred income taxes............................................................          (583)         (2,236)
    Stock bonuses....................................................................             9               -
    Changes in:
      Receivables....................................................................        (4,483)         (1,622)
      Inventories....................................................................             3             490
      Deposits, primarily with insurers..............................................          (204)           (212)
      Prepaid expenses...............................................................          (118)           (741)
      Accounts payable and other accrued liabilities.................................         1,000           2,754
                                                                                     -------------- ---------------
       Total adjustments.............................................................         9,234          10,521
                                                                                     -------------- ---------------
       Net cash provided by operating activities.....................................         6,350           6,566
                                                                                     -------------- ---------------
Cash flows from investing activities:
  Payments for acquisitions..........................................................        (2,954)              -
  Purchase of property and equipment.................................................        (1,399)         (1,076)
  Proceeds from the sale of property and equipment...................................         1,101           4,064
  Other .............................................................................           (37)             42
                                                                                     -------------- ---------------
       Net cash (used in) provided by investing activities...........................        (3,289)          3,030
                                                                                     -------------- ---------------
Cash flows from financing activities:
  Borrowings on line of credit.......................................................             -         114,965
  Payments on line of credit.........................................................             -        (112,744)
  Proceeds from long-term debt.......................................................        16,545               -
  Principal payments on long-term debt...............................................       (19,997)        (11,893)
  Change in net checks issued in excess of cash balances.............................           307               -
  Other..............................................................................          (165)              6
                                                                                     -------------- ---------------
       Net cash used in financing activities.........................................        (3,310)         (9,666)
                                                                                     -------------- ---------------

       Net increase in cash and cash equivalents.....................................          (249)            (70)
Cash and cash equivalents at beginning of period.....................................           349             722
                                                                                     -------------- ---------------
Cash and cash equivalents at end of period...........................................$          100 $           652
                                                                                     ============== ===============



See accompanying notes to condensed consolidated financial statements.                                      Page 6

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Nine months Ended
                                                                                             September 30,
                                                                                     ------------------------------
                                                                                          2001           2002
                                                                                     -------------- ---------------
Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
       Interest......................................................................$        2,427 $         1,621
       Income tax....................................................................            (5)         (1,794)
                                                                                     ============== ===============

Supplemental schedules of noncash investing and financing activities:
       Notes payable issued for tractors and trailers................................$        2,486 $         4,671
       Issuance of stock bonuses.....................................................             9               -
                                                                                     ============== ===============

Cash payments for acquisitions:
       Revenue equipment.............................................................$        2,088 $             -
       Goodwill......................................................................           526               -
       Other assets (net)............................................................           340               -
                                                                                     -------------- ---------------
                                                                                     $        2,954 $             -
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

     The following table reflects the consolidated results adjusted as though the adoption of SFAS 142 occurred as of the beginning of the three and nine month periods ended September 30, 2001:

                                                               Three months ended            Nine months ended
                                                                 September 30,                 September 30,
(Dollars in thousands, except per share amounts)               2001          2002           2001            2002
                                                           ---------------------------------------------------------
Net loss:
As reported................................................$     (1,212) $       (757)  $     (2,884)   $     (3,955)
Goodwill amortization, net of tax..........................         114             -            342               -
                                                           ----------------------------------------------------------
Adjusted net loss..........................................$     (1,098) $       (757)  $     (2,542)   $     (3,955)
                                                           ==========================================================

Basic and diluted net loss per share:
As reported................................................$      (0.25) $      (0.16)  $      (0.59)   $      (0.82)
Goodwill amortization......................................        0.02            -            0.06              -
                                                           ----------------------------------------------------------
Adjusted basic and diluted net loss per share..............$      (0.23) $      (0.16)  $      (0.53)   $      (0.82)
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

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued
                                   (Unaudited)

Note 3.  Net earnings per common share

     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because the Company suffered a net loss for the three and nine months ended September 30, 2001 and 2002, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. Stock options outstanding at September 30, 2001, and 2002, totaled 600,525 and 594,525, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Except for the historical information contained herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements. The Company's actual results could differ materially from those discussed herein. Without limitation, factors that could cause or contribute to such differences include economic recessions or downturns in customers' business cycles, excessive increases in capacity within truckload markets, surplus inventories, decreased demand for transportation services offered by the Company, increases or rapid fluctuation in inflation, interest rates, fuel prices and fuel hedging, the availability and costs of attracting and retaining qualified drivers and owner-operators, increasing insurance premiums and deductible amounts related to accident, cargo, workers' compensation, health, and other claims, seasonal factors such as harsh weather conditions that increase operating costs, the prices of new equipment and resale value of used equipment, regulatory requirements that increase costs and decrease efficiency, including new emissions standards, changes in management, obtaining financing on acceptable terms, and the ability to negotiate, consummate, and integrate acquisitions. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

     The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the third quarter and first nine months of the Company's 2001 and 2002 fiscal years.

     For the three months ended September 30, 2002, operating revenue decreased 10.9% to $43.3 million from $48.6 million during the same quarter in 2001. Net loss was $757,000, or ($0.16) per diluted share, compared with net loss of $1.2 million, or ($0.25) per diluted share, during the 2001 quarter. For the nine months ended September 30, 2002, operating revenue decreased 12.2% to $129.7 million from $147.7 million during the same period in 2001. Net loss was $4.0 million, or ($0.82) per diluted share, compared with net loss of $2.9 million, or ($0.59) per diluted share, during the 2001 period.

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

Results of Operations

     The following table sets forth the percentage relationship of certain items to operating revenue for the three and nine months ended September 30, 2001 and 2002:

                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                            2001           2002          2001          2002
                                                        ------------   ------------  ------------  ------------
Operating revenue.....................................         100.0%         100.0%        100.0%        100.0%
Operating expenses
  Purchased transportation............................          36.3           37.4          36.5          37.0
  Compensation and employee benefits..................          28.3           28.1          28.1          30.3
  Fuel, supplies, and maintenance.....................          17.5           16.0          17.7          15.8
  Insurance and claims................................           4.0            3.7           2.7           3.9
  Taxes and licenses..................................           2.0            2.0           1.9           2.0
  General and administrative..........................           4.0            3.9           4.1           4.2
  Communications and utilities........................           1.0            1.0           1.1           1.0
  Depreciation and amortization.......................           9.3            9.3           9.2           9.3
                                                        ------------   ------------  ------------  ------------
    Total operating expenses..........................         102.3          101.5         101.3         103.6
                                                        ------------   ------------  ------------  ------------
Loss from operations..................................          (2.3)          (1.5)         (1.3)         (3.6)
Interest expense (net)................................          (1.5)          (1.1)         (1.6)         (1.2)
                                                        ------------   ------------  ------------  ------------
Loss before income taxes..............................          (3.8)          (2.6)         (2.9)         (4.8)
Income tax benefit....................................          (1.3)          (0.9)         (0.9)         (1.7)
                                                        ------------   ------------  ------------  ------------
Net loss..............................................          (2.5)%         (1.7)%        (2.0)%        (3.0)%
                                                        ============   ============  ============  ============

Comparison of three months ended September 30, 2002 with three months ended September 30, 2001

     Operating revenue decreased $5.3 million (10.9%), to $43.3 million during the 2002 quarter from $48.6 million during the 2001 quarter. Revenue declined primarily because slightly higher revenue per seated tractor and fewer unseated tractors were more than offset by fewer weighted average tractors, decreased fuel surcharge revenue, and decreased brokerage revenue. Revenue per seated tractor per week improved slightly to $2,477 in the 2002 quarter from $2,453 in the 2001 quarter. Additionally, the Company was able to achieve a $.03 increase in revenue per loaded mile, net of surcharges, to $1.38 in the 2002 quarter from $1.35 in the 2001 quarter. Weighted average tractors decreased 11.4%, to 1,359 during the 2002 quarter from 1,534 during the 2001 quarter due to a decrease in equipment provided by independent contractors and a decrease in Company-owned tractors. Average revenue per tractor per week (excluding revenue from brokerage operations and fuel surcharges) increased to $2,273 during the 2002 quarter from $2,221 during the 2001 quarter, due to a lower number of unseated company tractors and a slight improvement in freight demand. A $690,000 decrease in fuel surcharge revenue to $942,000 in the 2002 quarter from $1.6 million in the 2001 quarter also contributed to the decrease in operating revenue. Finally, brokerage revenue decreased by $437,000.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $1.4 million (8.1%), to $16.2 million in the 2002 quarter from $17.6 million in the 2001 quarter. This reflects a decrease in freight hauled by independent contractors and broker carriers and a $304,000 decrease in payments to independent contractors and brokers for fuel surcharges. Management believes the decline in independent contractors is attributable to high insurance costs, tighter credit standards, and slow freight demand which have diminished the pool of drivers interested in becoming or remaining independent contractors. Purchased transportation increased to 37.4% in the 2002 quarter from 36.3% in the 2001 quarter reflecting an increase in the percentage of total revenue attributable to freight hauled by independent contractors and brokers.

     Compensation and employee benefits decreased $1.6 million (11.7%), to $12.1 million in the 2002 quarter from $13.7 million in the 2001 quarter. As a percentage of revenue, compensation and employee benefits decreased to 28.1% of revenue in the 2002 quarter from 28.3% in the 2001 quarter. The decrease was primarily attributable to a decrease in the percentage of the Company's fleet supplied by seated Company-owned equipment and a reduction in non-driver personnel.

     Fuel, supplies, and maintenance decreased $1.6 million (18.3%), to $6.9 million in the 2002 quarter from $8.5 million in the 2001 quarter. As a percentage of revenue, fuel, supplies, and maintenance decreased to 16.0% of revenue for the 2002 quarter compared with 17.5% for the 2001 quarter. This was the result of a decrease in average fuel prices, to $1.30 per gallon in the 2002 quarter from $1.40 per gallon in the 2001 quarter and a decrease in the percentage of the Company's fleet supplied by seated Company-owned equipment, partially offset by increased maintenance expense. Fuel surcharge revenue attributable to loads hauled by Company trucks decreased to $537,000 in the 2002 quarter from $923,000 in the 2001 quarter. Fuel expense, net of surcharges, may be affected in the future by the collectibility of fuel surcharges, as well as by lower fuel mileage due to government mandated emissions standards. The Company extended the trade cycle on its tractor fleet, which resulted in an increase in the number of required repairs.

     Insurance and claims decreased $302,000 (15.7%), to $1.6 million in the 2002 quarter from $1.9 million in the 2001 quarter. As a percentage of revenue, insurance and claims decreased to 3.7% of revenue in the 2002 quarter compared with 4.0% in the 2001 quarter. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention.

     Taxes and licenses decreased $84,000 (8.8%), to $872,000 in the 2002 quarter from $956,000 in the 2001 quarter. As a percentage of revenue, taxes and licenses remained constant at 2.0% of revenue in both quarters.

     General and administrative expenses decreased $247,000 (12.6%), to $1.7 million in the 2002 quarter from $2.0 million in the 2001 quarter. As a percentage of revenue, general and administrative expenses decreased to 3.9% of revenue in the 2002 quarter compared with 4.0% in the 2001 quarter.

     Communications and utilities decreased $78,000 (15.7%), to $418,000 in the 2002 quarter from $496,000 in the 2001 quarter. As a percentage of revenue, communications and utilities remained constant at 1.0% in both quarters.

     Depreciation and amortization decreased $472,000 (10.5%), to $4.0 million in the 2002 quarter from $4.5 million in the 2001 quarter. This reduction reflects a decrease in company-owned equipment. Additionally, adoption of SFAS 142 caused amortization of goodwill to decrease to $0 in the 2002 quarter from $185,000 in the 2001 quarter. As a percentage of revenue, depreciation and amortization remained constant at 9.3% of revenue in both quarters. Depreciation expense per tractor is expected to rise in the future as the cost of new tractors has increased, and will continue to increase due to the increased cost of new engines that comply with new emissions standards.

     Interest expense (net) decreased $239,000 (32.7%), to $492,000 in the 2002 quarter from $731,000 in the 2001 quarter reflecting a decrease in average outstanding debt and lower interest rates. As a percentage of revenue, interest expense (net) decreased to 1.1% of revenue in the 2002 quarter compared with 1.5% in the 2001 quarter.

     As a result of the foregoing, the Company's pretax margin was (2.6%) in the 2002 quarter compared with (3.8%) in the 2001 quarter.

     The Company's income tax benefit for the 2002 quarter was $383,000, or 33.6% of loss before income taxes. The Company's income tax benefit for the 2001 quarter was $633,000, or 34.3% of loss before income taxes. In both quarters the effective tax rate differs from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of Company drivers to independent contractors and the Company's pretax earnings.

     As a result of the factors described above, net loss was $757,000 (1.7% of revenue) in the 2002 quarter, compared with $1.2 million (2.5% of revenue) in the 2001 quarter.

Comparison of nine months ended September 30, 2002 with nine months ended September 30, 2001

     Operating revenue decreased $18.0 million (12.2%), to $129.7 million during the 2002 period from $147.7 million during the 2001 period. Revenue declined primarily because higher revenue per seated tractor was more than offset by fewer weighted average tractors, more unseated tractors, decreased fuel surcharge revenue, and decreased brokerage revenue. Revenue per seated tractor per week increased slightly to $2,426 in the 2002 period from $2,419 in the 2001 period. Additionally, the Company was able to achieve a $.02 increase in revenue per loaded mile, net of surcharges, to $1.36 in the 2002 period from $1.34 in the 2001 period. Weighted average tractors decreased 5.7%, to 1,447 during the 2002 period from 1,536 during the 2001 period due to a decrease in equipment provided by owner operators and a decrease in Company-owned equipment. Average revenue per tractor per week (excluding revenue from brokerage operations and fuel surcharges) decreased to $2,156 during the 2002 period from $2,246 during the 2001 period, due to a higher number of unseated company tractors as well as weak Midwestern freight demands, which caused a combination of fewer loads, higher non-revenue miles, more layovers, and rate pressure. A $3.6 million decrease in fuel surcharge revenue to $1.8 million in the 2002 period from $5.4 million in the 2001 period also contributed to the decrease in operating revenue. Finally, lower freight demand caused brokerage revenue to decrease by $1.5 million.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $5.9 million (11.0%), to $48.0 million in the 2002 period from $54.0 million in the 2001 period. This reflects a decrease in freight hauled by independent contractors and broker carriers and a $1.6 million decrease in payments to independent contractors and brokers for fuel surcharges. Management believes the decline in independent contractors is attributable to high insurance costs, tighter credit standards, and slow freight demand which have diminished the pool of drivers interested in becoming or remaining independent contractors. As a percentage of revenue, purchased transportation increased to 37.0% in the 2002 period from 36.5% in the 2001 period reflecting an increase in the percentage of total revenue attributable to freight hauled by independent contractors and brokers.

     Compensation and employee benefits decreased $2.2 million (5.2%), to $39.3 million in the 2002 period from $41.4 million in the 2001 period. As a percentage of revenue, compensation and employee benefits increased to 30.3% of revenue in the 2002 period from 28.1% in the 2001 period. The increase was primarily attributable to higher workers' compensation claims and premiums and the increase in wages paid to drivers for unloaded miles, which was partially offset by a decrease in the percentage of the Company's fleet supplied by seated Company-owned equipment and a reduction in non-driver personnel.

     Fuel, supplies, and maintenance decreased $5.7 million (21.9%), to $20.4 million in the 2002 period from $26.2 million in the 2001 period. As a percentage of revenue, fuel, supplies, and maintenance decreased to 15.8% of revenue for the 2002 period compared with 17.7% for the 2001 period. This was the result of a decrease in average fuel prices, to $1.22 per gallon in the 2002 period from $1.42 per gallon in the 2001 period and a decrease in the percentage of the Company's fleet supplied by seated Company-owned equipment, partially offset by increased maintenance expense. Fuel surcharge revenue attributable to loads hauled by Company trucks decreased to $1.0 million in the 2002 period from $3.0 million in the 2001 period. Fuel expense, net of surcharges, may be affected in the future by the collectibility of fuel surcharges, as well as by lower fuel mileage if government mandated emissions standards are implemented. The Company extended the trade cycle on its tractor fleet, which resulted in an increase in the number of required repairs.

     Insurance and claims increased $1.1 million (28.3%), to $5.1 million in the 2002 period from $4.0 million in the 2001 period. As a percentage of revenue, insurance and claims increased to 3.9% of revenue in the 2002 period compared with 2.7% in the 2001 period. The increase was attributable to a substantial increase in insurance premiums on July 1, 2001, when the Company's insurance policies were renewed. Insurance and claims expense will vary based on the frequency and severity of claims, the premium expense, and the level of self-insured retention.

     Taxes and licenses decreased $232,000 (8.1%), to $2.6 million in the 2002 period from $2.9 million in the 2001 period. As a percentage of revenue, taxes and licenses remained essentially constant at 2.0% of revenue in the 2002 period compared to 1.9% in the 2001 period.

     General and administrative expenses decreased $551,000 (9.2%), to $5.4 million in the 2002 period from $6.0 million in the 2001 period. As a percentage of revenue, general and administrative expenses remained essentially constant at 4.2% in the 2002 period compared to 4.1% in the 2001 period. Cost saving efforts have been successful in reducing the dollars spent for general and administrative expenses.

     Communications and utilities decreased $263,000 (16.2%), to $1.4 million in the 2002 period from $1.6 million in the 2001 period. As a percentage of revenue, communications and utilities remained essentially constant at 1.0% in the 2002 period compared to 1.1% in the 2001 period.

     Depreciation and amortization decreased $1.5 million (11.2%), to $12.1 million in the 2002 period from $13.6 million in the 2001 period. This reduction reflects a gain on the sale of excess trailers of $649,000 and a decrease in Company-owned equipment. Additionally, adoption of SFAS 142 caused amortization of goodwill to decrease to $0 in the 2002 period from $517,000 in the 2001 period. As a percentage of revenue, depreciation and amortization increased to 9.3% of revenue in the 2002 period compared with 9.2% in the 2001 period reflecting lower revenue per tractor per week and a larger number of unseated units being depreciated, without an offsetting revenue stream. Depreciation expense per tractor is expected to rise in the future as the cost of new tractors has increased, and will continue to increase due to the increased cost of new engines that comply with new emissions standards.

     Interest expense (net) decreased $826,000 (34.6%), to $1.6 million in the 2002 period from $2.4 million in the 2001 period reflecting a decrease in average outstanding debt and lower interest rates. As a percentage of revenue, interest expense (net) decreased to 1.2% of revenue in the 2002 period compared with 1.6% in the 2001 period.

     As a result of the foregoing, the Company's pretax margin was (4.8%) in the 2002 period compared with (2.9%) in the 2001 period.

     The Company's income tax benefit for the 2002 period was $2.2 million, or 35.9% of loss before income taxes. The Company's income tax benefit for the 2001 period was $1.4 million, or 32.8% of loss before income taxes. In both periods the effective tax rate differs from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of Company drivers to independent contractors and the Company's pretax earnings.

     As a result of the factors described above, net loss was $4.0 million (2.0% of revenue) in the 2002 period, compared with $2.9 million (3.0% of revenue) in the 2001 period.

Liquidity and Capital Resources

     The size of the Company's business has decreased over the past three years. During this period, the Company has reduced debt and invested in new revenue equipment to replace some of the older equipment disposed. New equipment has been financed in recent years with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, and equipment leases from third-party lessors. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely Company-owned equipment. The number of owner-operators has decreased over the past two years. The Company's primary sources of liquidity currently are funds provided by operations and borrowings under credit agreements with financial institutions and equipment manufacturers. The Company reduced its borrowing by $2.5 million during the quarter. The Company has experienced a recent decrease in the ratio of its current assets to current liabilities, primarily as a result of a decrease in trade receivables and an increase in current maturities of long-term debt. The increase in current maturities resulted from a restructuring of the Company's financing agreement with LaSalle Bank. Management expects this trend to continue in future periods until the Company returns to profitability. Management believes that its sources of liquidity are adequate to meet its currently anticipated working capital requirements, capital expenditures, and other needs at least through 2003.

     Net cash provided by operating activities was $6.6 million for the nine months ended September 30, 2002. The Company's principal uses of cash from operations are to service debt and internally finance accounts receivable. Customer accounts receivable increased $3.8 million for the nine months ended September 30, 2002. The average age of the Company's accounts receivable was approximately 33.8 days in the 2002 period versus 37.0 days in the 2001 period.

     Net cash provided by investing activities of $3.0 million in the 2002 period related primarily to proceeds of sales of revenue equipment net of purchases of revenue equipment. The Company expects capital expenditures (primarily for revenue equipment and satellite communications units), net of revenue equipment trade-ins, to be approximately $3.4 million during the remaining three months of 2002. Such projected capital expenditures are expected to be funded with a combination of cash flow from operations and borrowings.

     Net cash used in financing activities of $9.7 million for the nine months ended September 30, 2002, consisted primarily of principal repayments, net of borrowings, made under the Company's line of credit and long-term debt obligations.

     At September 30, 2002, the Company had outstanding long-term debt (including line of credit and current maturities) of approximately $44.7 million, most of which was comprised of obligations for the purchase of revenue equipment. Approximately $26.7 million consisted of borrowings from financial institutions and equipment manufacturers and $18.0 million was the amount owed under the Company's revolving credit facility. Interest rates on this debt range from 3.2% to 7.5% with maturities through 2009.

     The Company is party to a financing agreement with LaSalle Bank which expires on December 31, 2004, and provides for automatic one-year renewals under certain conditions. The agreement provides for a term loan, a revolving line of credit, and a capital expenditure loan. At September 30, 2002, the term loan had a balance of $15.2 million, and was payable in equal monthly installments of $219,000 in principal. The revolving line of credit allows for borrowings of up to 85 percent of eligible receivables, or approximately $12.8 million at September 30, 2002, on which the Company had drawn approximately $10.2 million, including the $7.2 million letters of credit discussed below. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the agreement. At September 30, 2002, the amount due under the capital expenditure loan was $1.2 million. The combination of all loans with LaSalle Bank cannot exceed $32.5 million.

     The financing agreement also includes financing for letters of credit. At September 30, 2002, the Company had outstanding letters of credit totaling $7.2 million for self-insured amounts under its insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing agreement discussed above.

     All borrowings under this financing arrangement bear interest at the bank's prime rate, and the Company is required to pay a facility fee on the financing agreement of .25% of the maximum loan limit ($32.5 million). Borrowings under the agreement are secured by liens on revenue equipment, accounts receivable, and certain other assets.

     The financing arrangement with LaSalle Bank also requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. In May 2002, the tangible net worth and fixed charge coverage covenant requirements were amended. The Company was in compliance with all covenants, as amended, at September 30, 2002. In October 2002 the arrangement with LaSalle Bank was amended to provide more lenient compliance terms through September 30, 2003.

     Equipment financing provided by a manufacturer contains a minimum net worth requirement which the Company was in compliance with at September 30, 2002.

Contractual Obligations and Commercial Commitments

     The following tables set forth the contractual obligations and other commercial commitments as of September 30, 2002:

                                                                 Principal Payments Due by Year

                                                                         (In Thousands)

                                                                 Less than                                     After

Contractual Obligations                             Total        One year        2-3 years      4-5 years     5 years
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                  $      44,741 $        11,707 $        22,342 $       9,895 $       797
Operating leases                                          449             399              50             -           -
                                                -----------------------------------------------------------------------
Total contractual cash obligations              $      45,190 $        12,106 $        22,392 $       9,895 $       797
                                                =======================================================================

The Company had no other commercial commitments at September 30, 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

     The Company is exposed to market risks from changes in (i) certain interest rates on its debt and (ii) certain commodity prices.

Interest Rate Risk

     The Company's financing agreement with LaSalle Bank, provided there has been no default, carries a variable interest rate based on LaSalle's prime rate. In addition, approximately $22.3 million of the Company's other debt carries variable interest rates. This variable interest exposes the Company to the risk that interest rates may rise. The remainder of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At September 30, 2002, approximately 90% of the Company's debt carries a variable interest rate and the remainder is fixed. Each one percentage point increase or decrease in interest rates effects the Company's pretax loss by approximately $447,000, assuming the $44.7 million outstanding at September 30, 2002 of which 90% carries variable rates.

Commodity Price Risk

     The Company in the past has used derivative instruments, including heating oil price swap agreements, to reduce a portion of its exposure to fuel price fluctuations. During the quarter ended September 30, 2002, the Company had no such agreements in place. The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.


Item 4.  Controls and Procedures.

     Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the Company's management, including its Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure control and procedures. Based on that evaluation, the Company's management, including its Chief
Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

10.10      +               Amended and Restated Loan and Security Agreement dated December 28, 2001, between
                           LaSalle Bank National Association, Smithway Motor Xpress, Inc., as Borrower, and East West
                           Motor Xpress, Inc., as Borrower.
10.11      +               Letter Agreement dated August 6, 2001, between Smithway Motor Xpress, Inc. and Donald
                           A. Orr.
10.12      ++              First Amendment to Amended and Restated Loan and Security Agreement dated May 10,
                           2002, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
                           Borrower, and East West Motor Express, Inc., as Borrower.
---------------------------

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

++     Incorporated by reference from the Company's Quarterly Report on Form 10-K for the period ended June 30,
       2002.  Commission File No. 000-20793, dated August 14, 2002.

  (b)    Reports on Form 8-K.

     (i) Report on Form 8-K, dated August 14, 2002, reporting that the Company furnished certifications solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SMITHWAY MOTOR XPRESS CORP.,
                              a Nevada corporation

Date: November 14, 2002    By:  /s/ G. Larry Owens
                              ------------------------------
                              G. Larry Owens
                              Executive Vice President, Chief Administrative Officer, and Chief Financial Officer, in his capacity as such and on behalf of the issuer.

                                 CERTIFICATIONS

     I, William G. Smith, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, of Smithway Motor Xpress Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The  registrant's  other  certifying  officer and I are  responsible for
establishing  and  maintaining   disclosure  controls  and  procedures  for  the
registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board or directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002          /s/ William G. Smith
                              ----------------------------------------
                              William G. Smith
                              Chief Executive Officer

     I, G. Larry Owens, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, of Smithway Motor Xpress Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The  registrant's  other  certifying  officer and I are  responsible for
establishing  and  maintaining   disclosure  controls  and  procedures  for  the
registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board or directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002          /s/ G. Larry Owens
                              ----------------------------------------
                              G. Larry Owens
                              Chief Financial Officer