Form 10-K
period 2002-12-31
SMITHWAY MOTOR XPRESS CORP
filed 2003-04-15
CIK 941914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
For the Fiscal Year Ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
For the transition period from ___________ to _______________

Commission file number 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
             (Exact name of registrant as specified in its charter)

         Nevada                                         42-1433844
----------------------------              -----------------------------------
(State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

    2031 Quail Avenue
    Fort Dodge, Iowa                                       50501
---------------------------------------     ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]  NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,590,739 as of March 17, 2003 (based upon the $1.43 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates, and has excluded stock options.

As of March 17, 2003, the registrant had 3,846,821 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2003 annual meeting of stockholders that will be filed no later than April 30, 2003.

                              Cross Reference Index

     The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.

                              Document and Location

                                     Part I
Item 1       Business                                                      Page 3 through 7 herein
Item 2       Properties                                                    Page 7 herein
Item 3       Legal Proceedings                                             Page 7 herein
Item 4       Submission of Matters to a Vote of Security Holders           Page 7 herein

                                     Part II

Item 5       Market for Registrant's Common Equity and Related
             Stockholder Matters                                           Page 8 herein
Item 6       Selected Financial and Operating Data                         Page 9 herein
Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     Page 10 through 20 herein
Item 7A      Quantitative and Qualitative Disclosures About Market Risk    Page 20 herein
Item 8       Financial Statements and Supplementary Data                   Page 21 herein
Item 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      Page 21 herein

                                    Part III

Item 10      Directors and Executive Officers of the Registrant            Proxy Statement
Item 11      Executive Compensation                                        Proxy Statement
Item 12      Security Ownership of Certain Beneficial Owners and
             Management                                                    Page 22 herein and Proxy Statement
Item 13      Certain Relationships and Related Party Transactions          Proxy Statement
Item 14      Controls and Procedures                                       Page 22 herein

                                     Part IV

Item 15      Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                      Page 23 through 24 herein

-----------------------------

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

                                     PART I

ITEM 1.  BUSINESS

The Company

     Smithway Motor Xpress Corp. ("Smithway" or the "Company") is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily on the flatbed segment of the truckload market. The Company uses its "Smithway Network" of 23 computer-connected field offices, commission agencies, and company-owned terminals to offer comprehensive truckload transportation services to shippers located predominantly between the Rocky Mountains in the West and the Appalachian Mountains in the East, and in eight Canadian provinces.

     Prior to 1984, the Company specialized in transporting building materials on flatbed trailers. William G. Smith became President of Smithway in 1984, and led the Company's effort to diversify its customer and freight base, formed the Smithway Network of locations, and implemented systems to support the Company's growth.

     Smithway acquired the operations of nine trucking companies between June 1995 and March 2001. Through acquisitions and internal growth the Company expanded from $77 million in revenue in 1995 to $199 million in 2000. However, the Company experienced its first net loss since going public in 2000, and since that time revenues have declined and net losses have increased.

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

     The Company's headquarters are located at 2031 Quail Avenue, Fort Dodge, Iowa 50501, and the Company's website address is www.smxc.com.

Operations

     Smithway integrates its sales and dispatch functions throughout its computer-connected "Smithway Network." The Smithway Network consists of the Company's headquarters in Fort Dodge, Iowa and 22 terminals, field offices, and independent agencies. The headquarters and 19 terminals and field offices are managed by Smithway employees, while the three agencies are managed by independent commission agents. The customer sales representatives and agents at each location have front-line responsibility for booking freight in their regions. Fleet managers at the Fort Dodge, Iowa headquarters coordinate all load movements via computer link to optimize load selection and promote proper fleet balance among regions. Sales and dispatch functions for traffic are generally performed at terminals within the sales region.

     Agents are the primary contact for shippers within their region and have regular contact with drivers and independent contractors. The Company's agents are paid a commission on revenue they generate. Agent contracts typically are cancelable on 14 days' notice. In addition to sales and customer service benefits, management believes agents offer the advantage of minimizing capital investment and fixed costs, because agents are responsible for all of their own expenses. The Company's number of agents has decreased over the past three years.

Customers and Marketing

     Smithway's sales force includes eleven sales representatives, personnel at 20 terminals and field offices, and three independent commission agents. National sales representatives focus on national customers and van freight, while sales personnel at terminals, field offices, and agencies are responsible for regional customer contact. The Company's sales force emphasizes rapid response time to customer requests for equipment, undamaged and on-time pickup and delivery, one of the nation's largest fleets of flatbed equipment, safe and professional drivers, logistics management, dedicated fleet capability, and its strategically located Smithway Network. Management believes that few other carriers operating principally in the Midwest flatbed market offer similar size and service. Consequently, the Company seeks primarily service-sensitive freight rather than competing for all freight on the basis of price.

     In 2002, the Company's top 50, 25, 10, and 5 customers accounted for approximately 52%, 41%, 28%, and 20% of revenue, respectively. No single customer accounted for 10% or more of the Company's revenue during 2002.

Technology

     Management believes that advances in technology can enhance the Company's operating efficiency and customer service. During February 2002, the Company purchased new operating system and freight selection software that was expected to improve the efficiency of its operations. The Company installed the software in the summer of 2002, and experienced difficulties in the integration process and obtaining the necessary information to analyze its operations. Many of theses difficulties have been overcome, but the Company is still trying to optimize the software to receive the benefits of full functionality. This software was designed specifically for the trucking industry to allow the Company's managers to coordinate available equipment with the transportation needs of customers, monitor truck productivity and fuel consumption, and schedule regular equipment maintenance. It also is designed to allow immediate access to current information regarding driver and equipment status and location, special load and equipment instructions, routing, and dispatching.

     Smithway operates communication units in all of its company-owned tractors and has offered rental of these units as an option to its independent contractors. Management believes on-board communication capability can reduce unnecessary stops and out-of-route miles because drivers are not forced to find a telephone to contact the Company or receive instructions. In addition, drivers can immediately report breakdowns or other emergency conditions. The system also enables the Company to advise customers of the location of freight in transit through its hourly position reports of each tractor's location.

     Smithway also offers its customers electronic data interchange, which allows customers to communicate directly with the Company via computer link or the Internet and obtain location updates of in-transit freight, expected delivery times, and account payment instructions.

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

     Beginning in 2001 and continuing through 2002, the combination of high fuel prices, a slowing economy, and tightened credit standards placed extreme pressure on independent contractors. Many were forced to exit their business. At year-end, Smithway's number of independent contractors had decreased by approximately 9% from year-end 2001.

     Smithway has implemented several policies to promote driver and independent contractor recruiting and retention. These include maintaining an open-door policy with easy access to senior executives, appointing an advisory board comprised of top drivers and independent contractors to consult with management, and assigning each driver and independent contractor to a particular dispatcher to insure personal contact. In addition, the Company operates over relatively short-to-medium distances (664-mile average length of haul in 2002) to return drivers home as frequently as possible.

     Smithway is not a party to a collective bargaining agreement and its employees are not represented by a union. At December 31, 2002, the Company had 722 Company drivers, 270 non-driver employees, and 523 independent contractors. Management believes that the Company has good relationships with its employees and independent contractors.

Safety and Insurance

     Smithway's active safety and loss prevention program has resulted in the Department of Transportation's highest safety and fitness rating (satisfactory) and numerous safety awards. The Company's safety and loss prevention program includes pre-screening, initial orientation, six weeks on-the-road training for drivers without substantial experience, and safety bonuses.

     The Company currently maintains insurance covering losses in excess of a $250,000 self-insured retention for its casualty insurance, which includes cargo loss, personal injury, property damage, and physical damage claims. The Company has a $250,000 self-insured retention for workers' compensation claims in states where a self-insured retention is allowed. Its primary casualty insurance policy has a limit of $2.0 million per occurrence, and the Company carries excess liability coverage up to $40.0 million, which management believes is adequate to cover exposure to claims exceeding its retention limit. Prior to July 2002, the Company maintained a $50,000 self-insured retention for its casualty insurance and a $100,000 self-insured retention for its workers' compensation insurance. All policies are up for renewal in July 2003. The insurance markets have experienced significant change over the past two years. If we are unable to renew these policies on acceptable terms, we may significantly increase the Company's self-insured retention levels or modify the Company's excess coverage.

Revenue Equipment

     Smithway's equipment strategy for its owned tractors (as opposed to independent contractors' tractors) is to operate tractors for a period that balances capital expenditure requirements, disposition values, driver acceptability, repair and maintenance expense, and fuel efficiency. As a result of advances in the manufacturing of tractors and major components and the depressed value of used equipment, in 2000 the Company extended its average trade cycle mileage from 550,000 to 600,000 miles. The Company expects minimal capital expenditures for tractors and trailers in 2003, due to capital constraints. This is expected to increase the number of high-mileage trucks, which could increase maintenance expenses and lower resale values. Generally, mileage in excess of 500,000 miles exceeds warranty limits. Management has seen an increase in maintenance expense in recent periods, further increases in repair and maintenance expense are possible as the Company extends its trade cycle. There also is much uncertainty surrounding the performance of tractors built after October 2002 with new engines that meet higher emissions standards mandated by the EPA. Changes in the market for used tractors, and difficult market conditions faced by tractor manufacturers may result in price increases and increased operating expenses if the Company is able to purchase new tractors.

     Smithway orders conventional (engine forward) tractors with standard engine and drivetrain components, and trailers with standard brakes and tires to minimize its inventory of spare parts. All equipment is subject to the Company's regular maintenance program, and also is inspected and maintained each time it passes through a Smithway maintenance facility. Smithway's company-owned tractor fleet had an average age of 34.2 months at December 31, 2002. The average age decreased in 2002 as the Company reduced its fleet size through the sale of older units.

Competition

     The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the flatbed or van market. Smithway competes primarily with other regional, short-to-medium haul carriers and private truck fleets used by shippers to transport their own products in proprietary equipment. Competition is based primarily upon service and price. The Company competes to a limited extent with rail and rail-truck intermodal service, but attempts to limit this competition by seeking service-sensitive freight and focusing on short-to-medium lengths of haul. Although management believes the approximately 860 company drivers and independent contractors dedicated to its flatbed operation at December 31, 2002, rank its flatbed division among the ten largest such fleets in that industry segment, there are other trucking companies, including diversified carriers with large flatbed fleets, that possess substantially greater financial resources and operate more equipment than Smithway.

Fuel Availability and Cost

     The Company actively manages its fuel costs. Company drivers purchase virtually all of the Company's fuel through service centers with which Smithway has volume purchasing arrangements. In addition, management periodically enters into options, futures contracts, and price swap agreements on heating oil, which is derived from the same petroleum products as diesel fuel, in an effort to partially hedge increases in fuel prices. The Company did not have any options, futures contracts, or price swap agreements in place at any time during 2002. Most of the Company's contracts with customers contain fuel surcharge provisions and the Company also attempts to recover increases in fuel prices through higher rates. However, increases in fuel prices generally are not fully offset through these measures.

     Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a materially adverse effect on the operations and profitability of the Company. Throughout 2000 the Company experienced significant increases in the cost of diesel fuel. There was a short period of decreased fuel prices starting at the end of 2001 and continuing through the first quarter of 2002. Since the second quarter of 2002 fuel has continued to increase, including into 2003. It is uncertain whether fuel prices will continue to increase or will decrease, or the extent the Company can recoup a portion of these costs through fuel surcharges.

Regulation

     The Company is a common and contract carrier of general commodities. Historically, the Interstate Commerce Commission ("ICC") and various state agencies regulated motor carriers' operating rights, accounting systems, mergers and acquisitions, periodic financial reporting, and other matters. In 1995, federal legislation preempted state regulation of prices, routes, and services of motor carriers and eliminated the ICC. Several ICC functions were transferred to the Department of Transportation ("DOT"). Management does not believe that regulation by the DOT or by the states in their remaining areas of authority has had a material effect on the Company's operations. The Company's employees and independent contractor drivers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The DOT has rated the Company "satisfactory" which is the highest safety and fitness rating.

     Over the past three years, the DOT has considered proposals to amend the hours-in-service requirements applicable to truck drivers. The DOT sent a final rule, which has not been published, to the Office of Management and Budget ("OMB") in January 2003, for OMB review and approval. Any change which reduces the potential or practical amount of time that drivers can spend driving could adversely affect the Company. Management is unable to predict the nature of any changes that may be adopted. The DOT also is considering requirements that trucks be equipped with certain equipment that the DOT believes would result in safer operations. The cost of the equipment, if required, could adversely affect the Company's profitability if shippers are unwilling to pay higher rates to fund the purchase of such equipment.

     The Company's operations are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, the discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. The Company transports certain commodities that may be deemed hazardous substances. The Company's Fort Dodge, Iowa headquarters and Black Hawk, South Dakota and Des Moines, Iowa terminals have above-ground fuel storage tanks and fueling facilities. The Company's Cohasset, Minnesota terminal has underground fuel storage tanks. If the Company should be involved in a spill or other accident involving hazardous substances, if any such substances were found on the Company's properties, or if the Company were found to be in violation of applicable laws and regulations, the Company could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect on the Company. Management believes that its operations are in material compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company's capital expenditures, earnings, or competitive position. If the Company should fail to comply with applicable regulations, the Company could be subject to substantial fines or penalties and to civil or criminal liability.

Non-Audit Services Performed by Independent Accountants

     Pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing to investors the non-audit services approved by the Company's Audit Committee to be performed by KPMG LLP, our independent auditors. Non-audit services are defined as services other than those provided in connection with an audit or a review of the Company's financial statements. Following the adoption of the Sarbanes-Oxley Act of 2002, the Company's Audit Committee preapproved non-audit services, consisting of tax compliance services, which subsequently were performed by KPMG LLP. Additional non-audit services will be preapproved in the future.

ITEM 2.  PROPERTIES

         Smithway's headquarters consists of 38,340 square feet of office space and 51,000 square feet of equipment maintenance and wash facilities, located on 31 acres near Fort Dodge, Iowa. The Smithway Network consists of locations in or near the following cities with the facilities noted:

                                                    Driver
       Company Locations          Maintenance     Recruitment    Dispatch     Sales    Ownership
       -----------------          -----------     -----------    --------     -----    ---------
Birmingham, Alabama.................   X                            X           X        Leased
Black Hawk, South Dakota............   X               X            X           X        Owned
Chicago, Illinois...................                                X           X        Owned
Cohasset, Minnesota.................   X                            X           X        Owned
Dallas, Texas.......................                   X            X           X        Leased+
Denver, Colorado....................                                X           X        Leased+
Des Moines, Iowa ...................   X                            X           X        Owned
Enid, Oklahoma .....................                                X                    Leased+
Fort Dodge, Iowa....................   X               X            X           X        Owned
Houston, Texas......................                                X           X        Leased
Joplin, Missouri....................   X                            X           X        Owned
Kansas City, Missouri...............                                X           X        Leased
McPherson, Kansas...................   X                            X           X        Owned
Oklahoma City, Oklahoma.............   X               X            X           X        Owned
Oshkosh, Wisconsin..................                                X           X        Leased+
Phoenix, Arizona....................                                X           X        Leased
Stockton, California................                   X            X           X        Leased
St. Louis, Missouri.................                                X           X        Leased+
St. Paul, Minnesota.................                                X           X        Leased+
Youngstown, Ohio....................                   X            X           X        Leased+
        Agent Locations
        ---------------
Chambersburg, Pennsylvania..........                                X           X
Detroit, Michigan ..................                                X           X
Toledo, Ohio .......................                                X           X

+ Month-to-month leases.

ITEM 3.  LEGAL PROCEEDINGS

     The Company from time-to-time is a party to litigation and administrative proceedings arising in the ordinary course of its business. These proceedings primarily involve claims for personal injury and property damage incurred in the transportation of freight. The Company is not aware of any claims or threatened claims that might have a materially adverse effect upon its operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2002, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Price Range of Common Stock. The Company's Class A Common Stock is traded on the Nasdaq National Market under the symbol "SMXC." The following table sets forth for the calendar periods indicated the range of high and low sales prices for the Company's Class A Common Stock as reported by Nasdaq from January 1, 2001, to December 31, 2002.


          Period                   High                 Low
---------------------------    --------------     ----------------
Calendar Year 2002
       1st Quarter             $        2.72      $          1.76
       2nd Quarter             $        2.29      $          1.55
       3rd Quarter             $        1.86      $          1.03
       4th Quarter             $        1.45      $          0.71

          Period                   High                 Low
---------------------------    --------------     ----------------
Calendar Year 2001
       1st Quarter             $        3.25      $          1.63
       2nd Quarter             $        3.13      $          2.06
       3rd Quarter             $        2.98      $          1.85
       4th Quarter             $        2.65      $          1.20

     As of February 28, 2003, the Company had 326 stockholders of record of its Class A Common Stock. However, the Company believes that many additional holders of Class A Common Stock are unidentified because a substantial number of the Company's shares are held of record by brokers or dealers for their customers in street names.

     Dividend Policy. The Company has never declared and paid a cash dividend on its Class A Common Stock. It is the current intention of the Company's Board of Directors to continue to retain any earnings to finance the growth of the Company's business rather than to pay dividends. Future payments of cash dividends will depend upon the financial condition, results of operations, and capital commitments of the Company, restrictions under then-existing agreements, and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

                                                                      Years Ended December 31,
                                                      1998         1999         2000         2001         2002
                                                      ----         ----         ----         ----         ----
Statement of Operations Data:                            (In thousands, except per share and operating data)
Operating revenue...............................    $  161,375   $  196,945   $ 198,990    $ 190,826     $ 169,468
Operating expenses:
  Purchased transportation......................        66,495       79,735      77,755       70,129        62,364
  Compensation and employee benefits............        38,191       49,255      51,718       54,394        51,834
  Fuel, supplies, and maintenance...............        19,738       23,754      30,995       32,894        27,722
  Insurance and claims..........................         2,745        4,212       3,426        5,325         7,324
  Taxes and licenses............................         3,048        4,045       3,943        3,817         3,444
  General and administrative....................         6,237        7,491       8,319        8,294         7,153
  Communications and utilities..................         1,838        2,190       2,052        2,123         1,783
  Depreciation and amortization.................        11,015       15,800      19,325       18,778      19,725(1)
                                                  ------------------------------------------------------------------
     Total operating expenses...................       149,307      186,482     197,533      195,754       181,349
                                                  ------------------------------------------------------------------
     Earnings (loss) from operations............        12,068       10,463       1,457       (4,928)      (11,881)
Interest expense (net)..........................         2,965        3,715       4,029        3,004         1,915
                                                  ------------------------------------------------------------------
Earnings (loss) before income taxes.............         9,103        6,748      (2,572)      (7,932)      (13,796)
Income taxes (benefit)..........................         3,774        2,822        (581)      (2,721)       (5,118)
                                                  ------------------------------------------------------------------
Net earnings (loss).............................         5,329        3,926      (1,991)      (5,211)    (8,678)(2)
                                                  ==================================================================
Basic and diluted earnings (loss) per common
share...........................................    $     1.06   $     0.78   $   (0.40)   $   (1.07)    $   (1.79)
                                                  ==================================================================
Operating Data: (3)
Operating ratio (4).............................         92.5%        94.7%       99.3%       102.6%        107.0%
Average revenue per tractor per week(5).........    $    2,330   $    2,299   $   2,261    $   2,189     $   2,162
Average revenue per loaded mile(5)..............    $     1.33   $     1.33   $    1.32    $    1.34     $    1.37
Average length of haul in miles.................           659          678         712          697           664
Company tractors at end of period...............           815          844         887          939           773
Independent contractor tractors at end of period           711          689         614          575           521
Weighted average tractors during period.........         1,236        1,532       1,515        1,530         1,410
Trailers at end of period.......................         2,720        2,783       2,679        2,781         2,480
Weighted averages shares outstanding:
  Basic.........................................         5,012        5,031       5,009        4,852         4,846
  Diluted.......................................         5,037        5,032       5,009        4,852         4,846
Balance Sheet Data (at end of period):
Working capital.................................    $    6,811   $    5,159   $   3,300    $     (55)    $  (4,128)
Net property and equipment......................        87,137       94,305      86,748       79,045        67,570
Total assets....................................       115,494      125,014     115,828      106,436        89,409
Long-term debt, including current maturities....        61,703       59,515      52,334       49,742        43,820
Total stockholders' equity......................        35,405       39,508      37,233       31,866        23,193

-----------------------------------

(1) Includes an impairment charge for goodwill of $3,300 pre-tax.
(2) Includes an impairment charge for goodwill of $2,057 net of tax.
(3) Excludes brokerage activities except as to operating ratio.
(4) Operating expenses as a percentage of operating revenue.
(5) Net of fuel surcharges.

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

General

     Beginning in 2000 and continuing through the present, truckload carriers have operated in a very difficult business environment. A combination of high fuel prices, rising insurance premiums, a depressed used truck market, a declining number of independent contractors, and slowing freight demand associated with an economic downturn affected the profitability of many trucking companies, including Smithway. In addition to these general industry factors, the impact of the economic downturn on Smithway's customer base has been particularly severe, resulting in a more pronounced weakening in the Company's freight demand than that experienced by truckload carriers generally. Since the fourth quarter of 2000, approximately thirty of the Company's significant customers have declared bankruptcy, and several others have experienced economic difficulties.

     Over the past three years the size of the Company's business has decreased, and the Company has experienced a net loss in each year. From 2000 to 2002, operating revenue decreased 14.8%, to $169 million in 2002 from $199 million in 2000. For the year 2002, Smithway experienced a net loss of $8.7 million or $1.79 per basic and diluted share. The operating losses have had an adverse effect on the Company's liquidity and the Company was in default at December 31, 2002, under its primary financing arrangement. Although a waiver was received and financial covenants were subsequently amended to reflect financial performance that management believes is reasonably achievable, there can be no assurance the Company will maintain compliance with all covenants in its borrowing obligations, or if unable to maintain compliance that it will be able to obtain a waiver or amendment thereof, or that it will have sufficient cash flow to meet its liquidity requirements. See "Liquidity and Capital Resources - Uses and Sources of Cash" and "Factors That May Affect Future Results--Operating Losses and Liquidity Concerns" for a more detailed discussion.

     The loss in 2002 included a fourth-quarter $3.3 million pre-tax write-off of goodwill associated with one of the Company's reporting units, and a $1.8 million pre-tax increase in auto liability and workers' compensation loss reserves. The increase in liability reserves relates primarily to a change in estimating the ultimate costs of claims that occurred in prior years. Despite the increase in auto liability reserves, in 2002 the Company had its best safety year, in terms of accidents per million miles, since going public in 1996.

     Smithway's revenue was primarily impacted by reduced revenue per tractor per week and brokerage revenue versus the prior year, caused by a slowing economy and lower productivity from the Company's flatbed fleet. In addition, higher fuel prices and insurance premiums and tighter credit standards by lending institutions caused the number of independent contractors providing tractors to Smithway to drop by approximately 9% during 2002. With fewer independent contractors and lower production, Smithway's revenue base suffered.

     On the expense side, Smithway's profitability was affected primarily by higher insurance premiums, higher than historical fuel prices, increased parts and maintenance expense associated with an aging fleet, and the previously mentioned adjustments relating to reserves and goodwill.

     The Company operates a tractor-trailer fleet comprised of both company-owned vehicles and vehicles obtained under leases from independent contractors and third-party finance companies. Fluctuations among expense categories may occur as a result of changes in the relative percentage of the fleet obtained through equipment that is owned versus equipment that is leased from independent contractors or financing sources. Costs associated with revenue equipment acquired under operating leases or through agreements with independent contractors are expensed as "purchased transportation." For these categories of equipment the Company does not incur costs such as interest and depreciation as it might with owned equipment. In addition, independent contractor tractors, driver compensation, fuel, communications, and certain other expenses are borne by the independent contractors and are not incurred by the Company. Obtaining equipment from independent contractors and under operating leases reduces capital expenditures and on-balance sheet leverage and effectively shifts expenses from interest to "above the line" operating expenses. The fleet profile and the Company's relative recruiting and retention success with Company-employed drivers and independent contractors will cause fluctuations from time-to-time in the percentage of the Company's fleet that is owned versus obtained from independent contractors and under operating leases.

Results of Operations

     The following table sets forth the percentage relationship of certain items to revenue for the periods indicated:

                                                          2000            2001             2002
                                                          ----            ----             ----
Operating revenue...................................     100.0%          100.0%           100.0%
Operating expenses:
         Purchased transportation...................      39.1            36.8             36.8
         Compensation and employee benefits.........      26.0            28.5             30.6
         Fuel, supplies, and maintenance............      15.6            17.2             16.4
         Insurance and claims.......................       1.7             2.8              4.3
         Taxes and licenses.........................       2.0             2.0              2.0
         General and administrative.................       4.2             4.3              4.2
         Communication and utilities................       1.0             1.1              1.1
         Depreciation and amortization..............       9.7             9.8             11.6
                                                     -------------------------------------------------
         Total operating expenses...................      99.3           102.6            107.0
                                                     -------------------------------------------------
Earnings (loss) from operations.....................       0.7            (2.6)            (7.0)
Interest expense, net...............................       2.0             1.6              1.1
                                                     -------------------------------------------------
Loss before income taxes............................      (1.3)           (4.2)            (8.1)
Income taxes (benefit)..............................      (0.3)           (1.4)            (3.0)
                                                     -------------------------------------------------
Net loss............................................      (1.0)%          (2.7)%           (5.1)%
                                                     =================================================


Comparison of year ended December 31, 2002 to year ended December 31, 2001.

     Operating revenue decreased $21.4 million (11.2%), to $169.5 million in 2002 from $190.8 million in 2001. Lower weighted-average tractors, decreased fuel surcharge revenue, decreased brokerage revenue, and lower average revenue per tractor per week were responsible for the decrease in operating revenue. Weighted-average tractors decreased to 1,410 in 2002 from 1,530 in 2001 as the Company disposed of a portion of its unseated company owned tractors in the last half of 2002 and contracted with fewer independent contractor providers of equipment. Management expects weighted-average tractors will remain at current levels as few tractors are scheduled to be added in 2003. Fuel surcharge revenue decreased $3.2 million to $3.1 million in 2002 from $6.3 million in 2001. During 2002 and 2001, approximately $1.8 million and $3.5 million, respectively, of the fuel surcharge revenue collected helped to offset Company fuel costs. The remainder was passed through to independent contractors. Additionally, soft freight demand caused a $2.2 million decrease in brokerage revenue, to $7.3 million in 2002 from $9.5 million in 2001. Finally, average revenue per tractor per week (excluding revenue from brokerage operations and fuel surcharges) decreased to $2,162 in 2002 from $2,189 in 2001, primarily due to a higher number of unseated company tractors during the first half of 2002 and lower weekly production caused by soft freight demand. These factors were partially offset by an increase in revenue per loaded mile, net of surcharges, to $1.37 in 2002 from $1.34 in 2001.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $7.8 million (11.1%), to $62.4 million in 2002 from $70.1 million in 2001, as the Company contracted with fewer independent contractor providers of revenue equipment. Management believes the decline in independent contractors as a percentage of the Company's fleet is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which have diminished the pool of drivers interested in becoming or remaining independent contractors. As a percentage of revenue, purchased transportation remained constant at 36.8% in both years, as the drop in total operating revenue more than exceeded the drop in owner-operator revenue.

     Compensation and employee benefits decreased $2.6 million (4.7%), to $51.8 million in 2002 from $54.4 million in 2001. As a percentage of revenue, compensation and employee benefits increased to 30.6% in 2002 from 28.5% in 2001. The increase was primarily attributable to a $650 increase in reserves for workers' compensation losses, including losses which have been incurred but not yet reported to the Company. Additionally, wages paid to drivers for unloaded miles increased during the year as weak freight demand caused an increase in deadhead miles. Finally, health claims and premiums increased in 2002 compared with 2001, and management expects this trend to continue in future periods.

     Fuel, supplies, and maintenance decreased $5.2 million (15.7%), to $27.7 million in 2002 from $32.9 million in 2002. As a percentage of revenue, fuel, supplies, and maintenance decreased to 16.4% of revenue in 2002 compared with 17.2% in 2001. This decrease was attributable primarily to lower fuel prices, which decreased approximately 9% to an average of $1.25 per gallon in 2002 from $1.38 per gallon in 2001. The price decrease was partially offset by higher non-billable miles for which the Company incurs fuel expense but does not receive fuel surcharges. Although average fuel prices were lower than 2001 levels, fuel prices have risen over the last three quarters of 2002, and have continued to rise in 2003. Accordingly, fuel expense as a percentage of revenue is expected to increase in the first quarter of 2003 and perhaps beyond depending on fuel prices. Cost savings resulting from lower fuel prices were partially offset by higher maintenance expense resulting from (i) an increase in the percentage of the Company's fleet supplied by Company-owned equipment, and
(ii) a slightly older fleet, as a result of the Company's decision to further extend its trade cycle for tractors. Although the average age of the Company's tractor fleet decreased during 2002 due to the sale of older equipment that was not replaced, the Company incurred increased maintenance expense on the aging units that remained in service. The extension of the trade cycle is expected to continue to impact maintenance expense in future periods.

     Insurance and claims increased $2.0 million (37.5%), to $7.3 million in 2002 from $5.3 million in 2001. As a percentage of revenue, insurance and claims increased to 4.3% of revenue in 2002 compared with 2.8% in 2001. The increase was attributable to a $1.2 million increase in reserves for auto liability losses. The increase in liability reserves relates primarily to a change in estimating the ultimate costs of claims that occurred in prior years. Despite the increase in reserves, in 2002 the Company had its best safety year, in terms of accidents per million miles, since going public in 1996. The cost of insurance and claims increased substantially on July 1, 2002, when the Company increased its self-insured retention from $50,000 to $250,000 per occurrence without a premium reduction that fully offset the increase in retention. The higher self-insured retention increases the Company's risk associated with frequency and severity of accidents and could increase the Company's expenses or make them more volatile from period to period. The insurance policies are scheduled for renewal on July 1, 2003. If the Company is unable to renew the policies on their current terms, we may modify the Company's self-insured retention, and/or excess coverage, or evaluate other alternatives.

     Taxes and licenses decreased $373,000 (9.8%), to $3.4 million in 2002 from $3.8 million in 2001, reflecting a decrease in the number of Company owned tractors subject to annual license and permit costs. As a percentage of revenue, taxes and licenses remained constant at 2.0% of revenue in 2002 and 2001.

     General and administrative expenses decreased $1.1 million (13.8%), to $7.2 million in 2002 from $8.3 million in 2001. As a percentage of revenue, general and administrative expenses remained relatively constant at 4.2% of revenue in 2002 compared with 4.3% of revenue in 2001.

     Communications and utilities decreased $340 (16.0%), to $1.8 million in 2002 from $2.1 million in 2001. As a percentage of revenue, communications and utilities remained constant at 1.1% of revenue in both years.

     Depreciation and amortization increased $947,000 (5.0%), to $19.7 million in 2002 from $18.8 million in 2001. During the annual goodwill impairment analysis required by Statement of Financial Accounting Standard (SFAS) 142, the Company determined that a portion of its goodwill had become impaired during the year primarily as a result of continuing operating losses. As a result, the Company wrote off $3.3 million of goodwill in the fourth quarter of 2002. In 2001, the Company committed to a plan to replace its proprietary computer operating system with third party software. Accordingly, the Company wrote off the $707,000 carrying value of its existing software during the fourth quarter of 2001. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In 2002 and 2001, depreciation and amortization included net gains from the sale of equipment of $792,000 and $187,000, respectively. In addition, 2002 included $3.3 million for goodwill impairment and 2001 included $707,000 for the write-off of a proprietary operating system. Increasing costs of new equipment continued to increase depreciation per tractor. As a percentage of revenue, depreciation and amortization increased to 11.6% of revenue in 2002 compared with 9.8% in 2001, primarily as a result of these factors. Excluding the write-offs, depreciation and amortization remained constant at 9.5% of revenue in 2001 and 2002.

     Interest expense, net, decreased $1.1 million (36.2%), to $1.9 million in 2002 from $3.0 million in 2001. This decrease was attributable to lower interest rates and lower average debt outstanding. As a percentage of revenue, interest expense, net, decreased to 1.1% of revenue in 2002 compared with 1.6% in 2001.

     As a result of the foregoing, the Company's pre-tax margin decreased to (8.1%) in 2002 from (4.2%) in 2001.

     The Company's income tax benefit was $5.1 million, or 37.1% of loss before income taxes. The Company's income tax benefit in 2001 was $2.7 million, or 34.3% of loss before income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of the Company's pre-tax earnings.

     As a result of the factors described above, net loss was $8.7 million in 2002 (5.1% of revenue), compared with net loss of $5.2 million in 2001 (2.7% of revenue).

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

     Compensation and employee benefits increased $2.7 million (5.2%), to $54.4 million in 2001 from $51.7 million in 2000. As a percentage of revenue, compensation and employee benefits increased to 28.5% in 2001 from 26.0% in 2000. The increases were primarily attributable to the increase in the percentage of the Company's fleet represented by Company-owned equipment. Additionally, wages paid to drivers for unloaded miles increased during the year as weak freight demand caused an increase in deadhead miles. Finally, workers' compensation claims and premiums increased in 2001 compared with 2000.

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

     Taxes and licenses decreased $126,000 (3.2%), to $3.8 million in 2001 from $3.9 million in 2000, reflecting a decrease in the number of shipments requiring special permits. The special permits are paid for by the shippers, which is included in freight revenue. As a percentage of revenue, taxes and licenses remained constant at 2.0% of revenue in 2001 and 2000.

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

Liquidity and Capital Resources

     Uses and Sources of Cash

     The Company  requires  cash to fund  working  capital  requirements  and to service its debt. The Company has historically financed acquisitions of new equipment with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, and equipment leases from third-party lessors. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely company-owned equipment.

     The Company's primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with financial institutions and equipment manufacturers. The Company is experiencing a period of negative cash flow as continuing losses and declining revenue have resulted in lower cash generated from operations and reduced borrowing capacity. As of the date of this report, the Company has little borrowing availability on its line of credit. Accordingly, the Company expects minimal capital expenditures during 2003. The Company's ability to fund its cash requirements in future periods will depend on its ability to comply with covenants contained in financing arrangements and improve its operating results and cash flow. The Company's ability to achieve the required improvements will depend on general shipping demand by the Company's customers, fuel prices, the availability of drivers and independent contractors, insurance and claims experience, and other factors. Management is in the process of implementing several steps that are intended to improve the Company's operating results and achieve compliance with the financial covenants. These steps include: expanding the size of the Company's tractor fleet through the addition of two identified dedicated fleet operations and recruiting approximately 20 owner-operators over the remainder of the year; improving the utilization per tractor through a full-time production manager and expected increases in general freight levels; implementing a yield management program in which the Company seeks additional favorable freight while ceasing to haul less favorable freight; and identifying additional areas for cost containment, including, personnel costs and liability insurance and claims. In addition to these steps, management is working with a consulting firm to identify and evaluate additional measures to achieve and enhance profitability over the longer term. Although management believes that seasonal improvements in shipping demand and the actions being evaluated should generate the required improvements, there is no assurance that the improvements will occur as planned.

     Although there can be no assurance, management believes that cash generated by operations and available sources of financing for acquisitions of revenue equipment, although such sources are limited, will be adequate to meet its currently anticipated working capital requirements and other cash needs through 2003. To the extent that actual results or events differ from management's financial projections or business plans, the Company's liquidity may be adversely affected and the Company may be unable to meet its financial covenants. Specifically, the Company's liquidity may be adversely affected by one or more of the following factors: continuing weak freight demand or a loss in customer relationships or volume; the ability to attract and retain sufficient numbers of qualified drivers and owner-operators; elevated fuel prices and the ability to collect fuel surcharges; costs associated with insurance and claims; inability to maintain compliance with, or negotiate amendments to, loan covenants; the ability to finance the tractors and trailers delivered and scheduled for delivery; and the possibility of shortened payment terms by the Company's suppliers and vendors worried about the Company's ability to meet payment obligations. Except for financing for approximately 30 tractors and 25 trailers, the Company expects to fund its cash requirements primarily with cash generated from operations and revolving borrowings under its bank financing.

     Net cash provided by operating activities was $18.5 million, $14.3 million, and $9.3 million for the years ended December 31, 2000, 2001, and 2002, respectively. Historically, the Company's principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables decreased $1.4 million, $2.8 million, and $2.4 million for the years ended December 31, 2000, 2001, and 2002, respectively. The average age of the Company's trade accounts receivable was approximately 37 days for 2000, 37 days for 2001, and 34 days for 2002.

     Net cash (used in) provided by investing activities was ($2.6) million, ($4.0) million, and $3.3 million for the years ended December 31, 2000, 2001, and 2002, respectively. Such amounts related primarily to purchases, sales, and trades of revenue equipment and payments made for the acquisition of Skipper Transportation, Inc. in 2001.

     Net cash used in financing  activities of $16.3 million,  $9.9 million, and
$13.2  million  for  the  years  ended  December  31,  2000,   2001,  and  2002,
respectively, consisted primarily of net payments of principal under the Company's long-term debt agreements.

     The Company has a financing arrangement with LaSalle Bank, which expires on April 1, 2004, and provides for automatic month-to-month renewals under certain conditions. LaSalle may terminate the arrangement prior to April 1, 2004, in the event of default, and may terminate at anytime during the renewal terms. Prior to recent amendments, the arrangement expired on December 31, 2004. The arrangement provides for a term loan, a revolving line of credit, a capital expenditure loan, and financing for letters of credit. The combination of all loans with LaSalle Bank cannot exceed the lesser of $32.5 million or a specified borrowing base.

     At December 31, 2002, the term loan had a principal balance of $12.9 million, payable in 60 remaining equal monthly principal installments of $215,000. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables. At December 31, 2002, total borrowings under the revolving line were $1.7 million. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances, provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the arrangement. At December 31, 2002, the amount owed under capital expenditure notes was $1.2 million. At December 31, 2002, the Company had outstanding letters of credit totaling $7.4 million for self-insured amounts under its insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect the Company's liquidity. At December 31, 2002, the Company's borrowing limit under the financing arrangement was $24.4 million, leaving approximately $1.2 million in remaining availability at such date. At the date hereof, the Company has relatively little availability.

     The Company is required to pay a facility fee on the LaSalle financing arrangement of .25% of the maximum loan limit ($32.5 million). Borrowings under the arrangement are secured by liens on revenue equipment, accounts receivable, and certain other assets. In connection with an early March 2003 amendment, the interest rate on outstanding borrowings under the arrangement was increased from LaSalle's prime rate to the prime rate plus two percent.

     The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. The Company was not in compliance with the tangible net worth or fixed charge covenants at December 31, 2002, or the tangible net worth covenant at March 31, 2003, but waivers were received. These covenants have since been amended to requirements that management believes are reasonably achievable, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. The Company was in compliance with the required minimum tangible net worth requirement for December 31, 2002, but was not in compliance on March 31, 2003. A waiver was obtained and this covenant has since been amended. Management expects to remain in compliance going forward. If the Company fails to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such an event, the Company's liquidity would be materially and adversely impacted, and the Company's ability to continue as a going concern would be called into question if alternative financing could not be found.

     Contractual Obligations and Commercial Commitments

     The following tables set forth the contractual obligations and other commercial commitments as of December 31, 2002:

                                                                Principal Payments Due by Year
                                                                        (In Thousands)
                                                                Less than                                  After
  Contractual Obligations                          Total        One year       2-3 years     4-5 years    5 years
  ------------------------------------------------------------------------------------------------------------------
  Long-term debt                                  $42,128        $11,595        $18,987       $11,470         $76
  Operating leases                                    320            295             25             -           -
                                                --------------------------------------------------------------------
  Total contractual cash obligations              $42,448        $11,890        $19,013       $11,470         $76
                                                ====================================================================

The Company had no other commercial commitments at December 31, 2002.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of management's estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the consolidated financial statements attached hereto. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined.

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

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 39 years for buildings and improvements, 5 years for tractors, 7 years for trailers, and 3 to 10 years for other equipment. Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale. The gain or loss on retirement or sale is included in depreciation and amortization in the consolidated statements of operation. Gains or losses on trade-ins are included in the basis of the new asset.

     Estimated Liability for Insurance Claims

     Losses resulting from auto liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to certain deductibles. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. The Company estimates and accrues a liability for its share of ultimate settlements using all available information. The Company accrues for claims reported, as well as for claims incurred but not reported, based upon the Company's past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. However, final settlement of these claims could differ materially from the amounts the Company has accrued at year-end. Management's judgment concerning the ultimate cost of claims and modification of initial reserved amounts is an important part of establishing claims reserves, and is of increasing significance with higher self-insured retention.

     Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Management's judgment concerning future cash flows is an important part of this determination. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. The Company has decided to maintain its revenue equipment for the foreseeable future and not replace aging tractors. If resale values remain at current levels or decline, the Company may incur increased maintenance costs and a lower gain or loss on sale resulting from retaining equipment even longer.

New Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities." SFAS 146 supercedes EITF No. 94-3. The principal difference between SFAS 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS 146 requires a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF No. 94-3 allowed a liability, related to an exit or disposal activity, to be recognized at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective on January 1, 2003. Accordingly, we will apply this standard to all exit or disposal activities initiated after January 1, 2003.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on disclosure requirements of obligations by a guarantor under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. We will apply the provisions of Interpretation No. 45 for initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002, as required. We did not have any guarantees, including indirect guarantees of indebtedness of others, as of December 31, 2002, which would require disclosure under Interpretation No. 45.

Related Party Transactions

     During the years ended December 31, 2000, 2001, and 2002, there were no material transactions with related parties.

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

     Operating Losses and Liquidity Concerns. The Company has reported operating losses for the past three years. Failure to turn around the operating losses could result in further violation of bank covenants, which could accelerate the Company's debt at several financial institutions. In such an event, the Company's liquidity would be materially and adversely impacted, and the Company's ability to continue as a going concern would be called into question if alternative financing could not be found. Continued operating losses also could impair the Company's ability to replace capital assets on the desired schedule, which could raise operating expenses. If operating losses continue, suppliers and vendors worried about the Company's ability to meet payment obligations could shorten payment terms or refuse to do business with the Company, which would further heighten liquidity concerns. In addition, customers could reduce or eliminate the amount of business they do with the Company. Any of the foregoing could have a materially adverse effect on the Company's operating results and liquidity.

     General Economic and Business Factors. The Company's business is dependent upon a number of factors that may have a materially adverse effect on its results of operations, many of which are beyond the Company's control. These factors include excess capacity in the trucking industry, significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, and insurance and claims costs, to the extent not offset by increases in freight rates or fuel surcharges. The Company's results of operations also are affected by recessionary economic cycles and downturns in customers' business cycles, particularly in market segments and industries in which the Company has a concentration of customers. In addition, the Company's results of operations are affected by seasonal factors. Customers tend to reduce shipments during the winter months. Due to pending concerns in the Middle East and the strike in Venezuela, fuel prices have risen over the last three quarters of 2002, and continuing into 2003. Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a materially adverse effect on the Company's operating results.

     Capital Requirements. The trucking industry is very capital intensive. Historically, the Company has depended on cash from operations, operating leases, and debt financing for funds to maintain its revenue equipment fleet. The Company has slowed its growth and extended its trade cycle on tractors and trailers, and expects only minimal capital expenditures in 2003. If the Company's operating results do not improve, and the Company is unable in the future to enter into acceptable financing arrangements, it might be required to operate its revenue equipment for even longer periods or downsize its fleet, which could have a materially adverse effect on the Company's operating results. The failure of the Company to maintain compliance with all covenants in its borrowing obligations, or obtain a waiver or amendment thereof, could have a materially adverse effect on the Company's liquidity and operating results.

     Revenue Equipment. The Company has decided to maintain its revenue equipment for the foreseeable future and not replace aging tractors. If the resale value of the Company's revenue equipment were to remain low or decline, the Company could find it necessary to dispose of its equipment at a lower gain or a loss, or retain some of its equipment even longer, with a resulting increase in operating expenses, all of which could have a materially adverse effect on the Company's operating results.

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

     Acquisitions. A significant portion of the Company's growth prior to 1999 occurred through acquisitions. In March 2001, the Company acquired the assets of Skipper Transportation, Inc., a small flatbed carrier headquartered in Birmingham, Alabama. This is the only acquisition the Company has made during the past three years, and no further acquisitions are contemplated at this time.

     Insurance. As the Company renews its insurance policies in July 2003, the Company could be forced to implement significantly higher self-insured retention amounts or modify its excess coverage to reduce its premium costs to a level the Company can afford. An increase in the number or severity of accidents, a loss in excess of the Company's coverage limits, stolen equipment, or other loss events over those anticipated could have a materially adverse effect on the Company's profitability.

     Regulation. The trucking industry is subject to various governmental regulations. The DOT sent a final rule, which has not been published, to the Office of Management and Budget ("OMB") in January 2003, for OMB review and approval. That rule, if approved, may limit the hours-in-service during which a driver may operate a tractor. The DOT is also considering a proposal that would require installing certain safety equipment on tractors. The EPA has promulgated air emission standards that are expected to increase the cost of tractor engines and reduce fuel mileage. Although the Company is unable to predict the nature of any changes in regulations, the cost of any changes, if implemented, may adversely affect the Company's profitability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks from changes in (i) certain interest rates on its debt and (ii) certain commodity prices.

Interest Rate Risk

     In connection with an early March 2003 amendment, the Company's financing arrangement with LaSalle Bank was amended to provide a variable interest rate based on LaSalle's prime rate plus two percent, provided there has been no default. Prior to the amendment the variable interest rate was LaSalle's prime rate. In addition, approximately $24.9 million of the Company's other debt carries variable interest rates. This variable interest exposes the Company to the risk that interest rates may rise. Assuming borrowing levels at December 31, 2002, a one-point increase in the prime rate would increase interest expense by approximately $389,000. The remainder of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At December 31, 2002, approximately 93% of the Company's debt carries a variable interest rate and the remainder is fixed.

Commodity Price Risk

     The Company in the past has used derivative instruments, including heating oil price swap agreements, to reduce a portion of its exposure to fuel price fluctuations. During the year ended December 31, 2002, the Company had no such agreements in place. The Company does not trade in these derivatives with the objective of earning financial gains on price fluctuations, nor does it trade in these instruments when there are no underlying transaction related exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's audited financial statements, including its consolidated balance sheets and consolidated statements of operations, cash flows, stockholders' equity, and notes related thereto, are included at pages 28 to 43 of this report. The supplementary quarterly financial data follows:

                                                                            (Unaudited)
                                                                      Quarterly Financial Data
                                                         (Dollars in thousands, except earnings per share)
                                                 ------------------------------------------------------------------
                                                  First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                                                      2002             2002             2002            2002
                                                 --------------  ---------------  ----------------  ---------------
Operating revenue................................  $  41,200       $  45,239         $  43,272       $  39,737
Loss from operations.............................     (2,700)         (1,263)             (648)         (7,270)
Loss before income taxes.........................     (3,254)         (1,777)           (1,140)         (7,625)
Income taxes (benefit)...........................       (687)           (616)             (383)         (2,902)
Net loss.........................................     (2,037)         (1,161)             (757)         (4,723)
Basic and diluted loss per share.................  $   (0.42)      $   (0.24)        $   (0.16)      $   (0.97)

                                                  First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                                                      2001             2001             2001            2001
                                                 --------------  ---------------  ----------------  ---------------
Operating revenue................................  $  47,379       $  51,754         $  48,571       $  43,122
(Loss) earnings from operations..................     (1,127)            338            (1,114)         (3,025)
Loss before income taxes.........................     (1,975)           (469)           (1,845)         (3,643)
Income taxes (benefit)...........................       (687)            (85)             (633)         (1,316)
Net loss.........................................     (1,288)           (384)           (1,212)         (2,327)
Basic and diluted loss per share.................  $   (0.26)      $   (0.08)        $   (0.25)      $   (0.48)

As a result of rounding, the total of the four quarters may not equal the Company's results for the full year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 2002, involving a change of accountants or disagreements on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information respecting executive officers and directors set forth under the captions "Election of Directors; Information Concerning Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Registrant's Proxy Statement for the 2003 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated by reference;
provided, that the "Audit Committee Report for 2002" and the Stock Price Performance Graph contained in the Proxy Statement are not incorporated by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

     Securities Authorized For Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2002, regarding compensation plans under which the Company's equity securities are authorized for issuance:

                                                                                      Number of securities
                                                                                     remaining available for
                                                                                      future issuance under
                               Number of securities to       Weighted-average          equity compensation
                               be issued upon exercise       exercise price of          plans (excluding
                               of outstanding options,     outstanding options,      securities reflected in
                                warrants, and rights       warrants, and rights            column (a))
   Plan Category                        (a)                        (b)                           (c)
--------------------------     -----------------------     ----------------------    ------------------------
Equity compensation plans
approved by security holders           372,525                     $4.72                      552,475

Equity compensation plans
not approved by security
holders                                 12,000                     $2.60                            0
                              ------------------------   ------------------------    ------------------------
           Total                       384,525                     $4.66                      552,475

     On July 27, 2000, the Company made a one-time grant to each of its three non-employee directors of an option to purchase 4,000 shares of the Company's Class A Common Stock. The exercise price was set at 85% of the closing price on the date of the grant ($2.60), and the options vested immediately. The options expire on July 27, 2006. These grants were not subject to stockholder approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information respecting certain relationships and transactions of management set forth under the captions "Compensation Committee Interlocks, Insider Participation, and Related Party Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to the Company's management. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements.

     The Company's audited financial statements are set forth at the following pages of this report:

Independent Auditors' Report.......................................................... Page 28 herein
Consolidated Balance Sheets........................................................... Page 29 through 30 herein
Consolidated Statements of Operations................................................. Page 31 herein
Consolidated Statements of  Stockholders' Equity...................................... Page 32 herein
Consolidated Statements of Cash Flows................................................. Page 33 through 34 herein
Notes to Consolidated Financial Statements............................................ Page 35 through 43 herein

     2.  Financial Statement Schedules.

     Financial statement schedules are not required because all required information is included in the financial statements or is immaterial.

     3.  Exhibits

     See list under Item 14(c) below, with management compensatory plans and arrangements being listed under 10.1, 10.2, 10.3, 10.5, 10.7, 10.8, 10.9, and
10.10.

(b)      Reports on Form 8-K

         None

(c)      Exhibits

Exhibit
Number                                                      Description
3.1        *            Articles of Incorporation.
3.2        *            Bylaws.
4.1        *            Articles of Incorporation.
4.2        *            Bylaws.
10.1       *            Outside Director Stock Plan dated March 1, 1995.
10.2       *            Incentive Stock Plan adopted March 1, 1995.
10.3       *            401(k) Plan adopted August 14, 1992, as amended.
10.4       *            Form of Agency Agreement between Smithway Motor Xpress, Inc. and its independent commission agents.
10.5       *            Memorandum of officer incentive compensation policy.
10.6       *            Form of Independent Contractor Agreement between Smithway Motor Xpress, Inc. and its independent contractor providers of tractors.
10.7       **           1997 Profit Incentive Plan, adopted May 8, 1997.
10.8       ***          Amendment No. 2 to Smithway Motor Xpress Corp. Incentive Stock Plan, adopted May 7, 1999.
10.9       ****         Form of Outside Director Stock Option Agreement dated July 27, 2000, between Smithway
                        Motor Xpress Corp. and each of its non-employee directors.
10.10      *****        New Employee Incentive Stock Plan, adopted August 6, 2001.
10.11      *****        Amended and Restated Loan and Security Agreement dated December 28, 2001, between LaSalle
                        Bank National Association, Smithway Motor Xpress, Inc., as Borrower, and East West Motor
                        Xpress, Inc., as Borrower.
21         +            List of Subsidiaries.
23         #            Consent of KPMG LLP, independent auditors.

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

*****Incorporated  by  reference  from the  Company's  Annual  report on Form 10-K for the fiscal  year  ended  December  31,  2001.
     Commission File No. 000-20793, dated March 28, 2002.

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

                                  SMITHWAY MOTOR XPRESS CORP.



Date: April 15, 2003              By:  /s/ William G. Smith
                                     ---------------------------------------
                                     William G. Smith
                                     Chairman of the Board, President,
                                     and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                   Position                                Date
/s/ William G. Smith               Chairman of the Board, President, and Chief Executive
--------------------------         Officer; Director (principal executive officer)             April 15, 2003
William G. Smith

/s/ G. Larry Owens                 Executive Vice President, Chief Administrative Officer,
--------------------------         and Chief Financial Officer; Director                       April 15, 2003
G. Larry Owens

/s/ Douglas C. Sandvig             Senior Vice President, Controller, and Chief Accounting
--------------------------         Officer (principal financial and accounting officer)        April 15, 2003
Douglas C. Sandvig

/s/ Herbert D. Ihle                Director                                                    April 15, 2003
--------------------------
Herbert D. Ihle

/s/ Robert  E. Rich                Director                                                    April 15, 2003
--------------------------
Robert E. Rich

/s/ Terry G. Christenberry         Director                                                    April 15, 2003
--------------------------
Terry G. Christenberry

                                 CERTIFICATIONS

I, William G. Smith, certify that:

1.   I have reviewed  this annual  report on Form 10-K of Smithway  Motor Xpress
     Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003              /s/ William G. Smith
                                --------------------------------
                                 William G. Smith
                                 Chief Executive Officer

I, G. Larry Owens, certify that:

1.   I have reviewed  this annual  report on Form 10-K of Smithway  Motor Xpress
     Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003              /s/ G. Larry Owens
                                --------------------------------
                                 G. Larry Owens
                                 Chief Financial Officer

                          Independent Auditors' Report


To the Stockholders and Board of Directors of Smithway Motor Xpress Corp.:

We have audited the accompanying consolidated balance sheets of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.



/s/ KPMG LLP

Des Moines,  Iowa
February 14, 2003, except for note 1 - liquidity and note 4, which are as of April 15, 2003

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                         December 31,
                                                         ------------------------------------------
                                                                   2001                 2002
                                                         ---------------------  -------------------

                         ASSETS
Current assets:
  Cash and cash equivalents..............................   $             722    $             105
  Receivables:
     Trade (note 4)......................................              13,649               13,496
     Other...............................................               1,020                  622
     Recoverable income taxes............................               1,820                    7
  Inventories............................................               1,561                  868
  Deposits, primarily with insurers (note 10)............                 539                  753
  Prepaid expenses.......................................                 926                1,492
  Deferred income taxes (note 5).........................               1,726                2,263
                                                         ---------------------  -------------------
            Total current assets.........................              21,963               19,606
                                                         ---------------------  -------------------
Property and equipment (note 4):
  Land...................................................               1,548                1,548
  Buildings and improvements.............................               8,175                8,210
  Tractors...............................................              79,472               71,221
  Trailers...............................................              44,784               42,517
  Other equipment........................................               7,318                8,105
                                                         ---------------------  -------------------
                                                                      141,297              131,601
   Less accumulated depreciation.........................              62,252               64,031
                                                         ---------------------  -------------------
            Net property and equipment...................              79,045               67,570
                                                         ---------------------  -------------------
Goodwill (note 2)........................................               5,016                1,745
Other assets.............................................                 412                  488
                                                         ---------------------  -------------------
                                                            $         106,436    $          89,409
                                                         =====================  ===================




          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                             December 31,
                                                                           ---------------------------------------------
                                                                                      2001                  2002
                                                                           ----------------------  ---------------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (note 4)............................  $            12,052   $             11,595
  Accounts payable.........................................................                4,589                  4,556
  Accrued loss reserves (note 10)..........................................                2,327                  3,882
  Accrued compensation.....................................................                2,258                  2,152
  Checks in excess of cash balances........................................                    -                  1,086
  Other accrued expenses...................................................                  792                    463
                                                                           ---------------------- ----------------------
            Total current liabilities......................................               22,018                 23,734
Long-term debt, less current maturities (note 4)...........................               37,105                 30,533
Deferred income taxes (note 5).............................................               14,862                 10,257
Line of credit (note 4)....................................................                  585                  1,692
                                                                           ---------------------- ----------------------
             Total liabilities.............................................               74,570                 66,216
                                                                           ---------------------- ----------------------
Stockholders' equity (notes 6 and 7):
  Preferred stock (.01 par value; authorized 5 million shares; issued none)                    -                      -
  Common stock:
    Class A (.01 par value; authorized 20 million shares;
              issued 2001 and 2002 - 4,035,989 shares).....................                   40                     40
    Class B (.01 par value; authorized 5 million shares;
              issued 1 million shares).....................................                   10                     10
  Additional paid-in capital...............................................               11,394                 11,393
  Retained earnings........................................................               20,842                 12,164
  Reacquired shares, at cost (2001 - 192,009 shares; 2002 - 189,168 shares)                (420)                  (414)
                                                                           ---------------------- ----------------------
            Total stockholders' equity.....................................               31,866                 23,193
Commitments (note 10)
                                                                           ---------------------- ----------------------
                                                                             $           106,436   $             89,409
                                                                           ====================== ======================







          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                                          Years ended December 31,
                                                          ----------------------------------------------------------
                                                                   2000                2001                2002
                                                          ------------------ ------------------- -------------------
Operating revenue:
     Freight..............................................$        198,247   $         190,165   $         168,918
     Other................................................             743                 661                 550
                                                          ------------------ ------------------- -------------------
           Operating revenue..............................         198,990             190,826             169,468
                                                          ------------------ ------------------- -------------------
Operating expenses:
     Purchased transportation.............................          77,755              70,129              62,364
     Compensation and employee benefits...................          51,718              54,394              51,834
     Fuel, supplies, and maintenance......................          30,995              32,894              27,722
     Insurance and claims.................................           3,426               5,325               7,324
     Taxes and licenses...................................           3,943               3,817               3,444
     General and administrative...........................           8,319               8,294               7,153
     Communications and utilities.........................           2,052               2,123               1,783
     Depreciation and amortization (note 2)...............          19,325              18,778              19,725
                                                          ------------------ ------------------- -------------------
           Total operating expenses.......................         197,533            195,754              181,349
                                                          ------------------ ------------------- -------------------
         Earnings (loss) from operations..................           1,457              (4,928)            (11,881)
Financial (expense) income
     Interest expense.....................................          (4,124)             (3,052)             (1,955)
     Interest income......................................              95                  48                  40
                                                          ------------------ ------------------- -------------------
         Loss before income taxes.........................          (2,572)             (7,932)            (13,796)
Income tax benefit (note 5)...............................            (581)             (2,721)             (5,118)
                                                          ------------------ ------------------- -------------------
          Net loss........................................$         (1,991)  $          (5,211)  $          (8,678)
                                                          ================== =================== ===================
Basic and diluted loss per share (note 8).................$          (0.40)  $           (1.07)  $           (1.79)
                                                          ================== =================== ===================











          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2000, 2001, and 2002
                             (Dollars in thousands)


                                                              Additional                                    Total
                                                   Common      paid-in      Retained     Reacquired      stockholders'
                                                   stock       capital      earnings       shares           equity
                                                ----------------------------------------------------------------------
Balance at December 31, 1999....................   $   50     $ 11,414     $  28,044      $     -          $ 39,508
Net loss........................................        -            -        (1,991)           -            (1,991)
Treasury stock acquired (167,922 shares)........        -            -             -         (456)             (456)
Treasury stock reissued (48,297 shares).........        -          (18)            -          190               172
                                                ----------------------------------------------------------------------
Balance at December 31, 2000....................       50       11,396        26,053         (266)           37,233
Net loss........................................        -            -        (5,211)           -            (5,211)
Treasury stock acquired (77,900 shares).........        -            -             -         (166)             (166)
Treasury stock reissued (5,516 shares)..........        -           (2)            -           12                10
                                                ----------------------------------------------------------------------
Balance at December 31, 2001....................       50       11,394        20,842         (420)           31,866
Net loss........................................        -            -        (8,678)           -            (8,678)
Treasury stock reissued (2,841 shares)..........        -           (1)            -            6                 5
                                                 ---------------------------------------------------------------------
Balance at December 31, 2002....................   $   50     $ 11,393     $  12,164      $  (414)         $ 23,193
                                                 =====================================================================













          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                              Years ended December 31,
                                                                   ------------------------------------------------
                                                                        2000            2001             2002
                                                                   ---------------  --------------  ---------------
Cash flows from operating activities:
  Net loss.........................................................    $  (1,991)      $  (5,211)       $  (8,678)
                                                                   ---------------  --------------  ---------------
  Adjustments to reconcile net loss to cash provided by operating activities:
      Depreciation and amortization................................       19,325          18,778           19,725
      Deferred income taxes (benefit)..............................         (489)           (129)          (5,142)
      Change in:
           Receivables.............................................        1,389           2,783            2,364
           Inventories.............................................           25              29              693
           Deposits, primarily with insurers.......................          121            (379)            (214)
           Prepaid expenses........................................         (331)             95             (566)
           Accounts payable and other accrued liabilities..........          486          (1,653)           1,087
                                                                   ---------------  --------------  ---------------
               Total adjustments...................................       20,526          19,524           17,947
                                                                   ---------------  --------------  ---------------
                 Net cash provided by operating activities.........       18,535          14,313            9,269
                                                                   ---------------  --------------  ---------------
Cash flows from investing activities:
  Payments for acquisitions........................................            -          (2,954)               -
  Purchase of property and equipment...............................       (4,366)         (2,537)          (1,149)
  Proceeds from sale of property and equipment.....................        1,905           1,541            4,519
  Other............................................................          (97)            (71)             (76)
                                                                   ---------------  --------------  ---------------
             Net cash (used in) provided by investing activities...       (2,558)         (4,021)           3,294
                                                                   ---------------  --------------  ---------------
Cash flows from financing activities:
   Net borrowings on line of credit................................            -             585            1,107
   Proceeds from long-term debt....................................        8,500          24,759                -
   Principal payments on long-term debt............................      (24,529)        (35,107)         (15,378)
   Change in checks issued in excess of cash balances..............            -               -            1,086
   Treasury stock reissued.........................................          172              10                5
   Other...........................................................         (456)           (166)               -
                                                                   ---------------  --------------  ---------------
            Net cash used in financing activities..................      (16,313)         (9,919)         (13,180)
                                                                   ---------------  --------------  ---------------
            Net (decrease) increase in cash and cash equivalents...         (336)            373             (617)
Cash and cash equivalents at beginning of year.....................          685             349              722
                                                                   ---------------  --------------  ---------------
Cash and cash equivalents at end of year...........................     $    349        $    722         $    105
                                                                   ===============  ==============  ===============






          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                              Years ended December 31,
                                                                   ------------------------------------------------
                                                                        2000            2001             2002
                                                                   ---------------  --------------  ---------------
Supplemental disclosure of cash flow information:
   Cash paid (received) during year for:
          Interest.................................................    $   4,181       $   3,075        $   2,003
          Income taxes.............................................       (1,096)           (788)          (1,790)
                                                                   ===============  ==============  ===============

Supplemental schedules of noncash investing and financing
activities:
   Notes payable issued for tractors and trailers..................    $   8,848       $   7,171        $   8,349
   Treasury stock reissued.........................................          172              10                5
                                                                   ===============  ==============  ===============

Cash payments for acquisitions:
   Revenue equipment...............................................      $     -       $   2,088          $     -
   Intangible assets...............................................            -             526                -
   Land, buildings, and other assets...............................            -             340                -
                                                                   ---------------  --------------  ---------------
                                                                         $     -       $   2,954          $     -
                                                                   ===============  ==============  ===============














          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

Note 1:  Summary of Significant Accounting Policies

Operations

     Smithway Motor Xpress Corp. and subsidiaries (the Company) is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily in flatbed operations. It generally operates over short-to-medium traffic routes, serving shippers located predominantly in the central United States. The Company also operates in the southern provinces of Canada. Canadian revenues, based on miles driven, were approximately $670, $649, and $477 for the years ended December 31, 2000, 2001, and 2002, respectively. The consolidated financial statements include the accounts of Smithway Motor Xpress Corp. and its three wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity

     The Company incurred significant losses in 2001 and 2002, and has continued to incur losses in the first quarter of 2003. In addition, working capital is a negative $4,128 at December 31, 2002. The Company was in violation of its bank covenants at December 31, 2002, and March 31, 2003, but received waivers. Since the beginning of 2003, there have been several amendments to the financing arrangement. These amendments have temporarily increased the borrowing base, permanently increased the interest rate, and revised the financial covenants to reflect financial performance that management believes is reasonably achievable, although there can be no assurance that the required financial performance will be achieved. The Company's 2002 cash flows from operations would not be sufficient to cover the 2003 debt service requirements.

     During 2002, the Company's primary sources of liquidity were funds provided by operations and borrowings under credit arrangements with financial institutions and equipment manufacturers. The Company is experiencing a period of negative cash flow as continuing losses and declining revenue have resulted in lower cash generated from operations and reduced borrowing capacity. As of the date of this report, the Company has little borrowing availability on its line of credit. Accordingly, the Company expects minimal capital expenditures during 2003. The Company's ability to fund its cash requirements in future periods will depend on its ability to comply with covenants contained in financing arrangements and improve its operating results and cash flow. The Company's ability to achieve the required improvements will depend on general shipping demand by the Company's customers, fuel prices, the availability of drivers and independent contractors, insurance and claims experience, and other factors. Management is in the process of implementing several steps that are intended to improve the Company's operating results and achieve compliance with the financial covenants. These steps include: expanding the size of the Company's tractor fleet through the addition of two identified dedicated fleet operations and recruiting approximately 20 owner-operators over the remainder of the year; improving the utilization per tractor through a full-time production manager and expected increases in general freight levels; implementing a yield management program in which the Company seeks additional favorable freight while ceasing to haul less favorable freight; and identifying additional areas for cost containment, including, personnel costs and liability insurance and claims. In addition to these steps, management is working with a consulting firm to identify and evaluate additional measures to achieve and enhance profitability over the longer term. Although management believes that seasonal improvements in shipping demand and the actions being evaluated should generate the required improvements, there is no assurance the improvements will occur as planned. Assuming the improvements do occur as planned, management believes there will be sufficient cash flow to meet the Company's liquidity requirements at least through December 31, 2003. To the extent that actual results or events differ from management's financial projections or business plans, the Company's liquidity may be adversely affected and the Company may be unable to meet its financial covenants. In such event, the Company's liquidity would be materially and adversely impacted, and the Company's ability to continue as a going concern would be called into question if alternative financing could not be found.

Customers

     The Company serves a diverse base of shippers. No single customer accounted for more than 10 percent of the Company's total operating revenues during any of the years ended December 31, 2000, 2001, and 2002. The Company's 10 largest customers accounted for approximately 25 percent, 24 percent, and 28 percent of the Company's total operating revenues during 2000, 2001, and 2002, respectively. The Company's largest concentration of customers is in the steel and building materials industries, which together accounted for approximately 41 percent, 42 percent, and 43 percent of the Company's total operating revenues in 2000, 2001, and 2002, respectively.

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

Cash and Cash Equivalents

     The Company considers interest-bearing instruments with maturity of three months or less at the date of purchase to be the equivalent of cash. The Company did not hold any cash equivalents as of December 31, 2001 or 2002.

Receivables

     Trade receivables are stated net of an allowance for doubtful accounts of $1,265 and $1,520 at December 31, 2001 and 2002, respectively. The financial status of customers is checked and monitored by the Company when granting credit. The Company routinely has significant dollar transactions with certain customers, however at December 31, 2001 and 2002, no individual customer accounted for more than 10 percent of total trade receivables.

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

     Rent charged to expense on the above leases, expired leases, and short-term rentals was $543 in 2000; $1,058 in 2001; and $1,030 in 2002.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 39 years for buildings and improvements, 5 years for tractors, 7 years for trailers, and 3 to 10 years for other equipment. Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale. The gain or loss on retirement or sale is included in depreciation and amortization in the consolidated statements of operations. Gains or losses on trade-ins are included in the basis of the new asset. During 2000, 2001, and 2002, depreciation and amortization included net gains from the sale of equipment of $881, $187, and $792, respectively. In addition, 2000 included $1,033 for the write-down of tractors, 2001 included $707 for the write-off of a proprietary operating system, and 2002 included $3,300 for goodwill impairment.

Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Stock Option Plans

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" (SFAS 123). As of December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note
7. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of the grant.

     Had the Company determined compensation based on the fair value at the grant date for its outstanding stock options under SFAS 123 for 2000, 2001, and 2002 pro forma net loss would have been $2,117, $5,317 and $8,684, and pro forma basic and diluted loss per share would have been $.42, $1.10 and $1.79 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

     The Company used the Black-Scholes option pricing model to determine the fair value of stock options for the years ended December 31, 2000, 2001, and 2002. The following assumptions were used in determining the fair value of these options: weighted-average risk-free interest rate, 5.05% in 2000, 4.26% in 2001, and 4.55% in 2002; weighted-average expected life, 5 years in 2000, 5 years in 2001, and 5 years in 2002; and weighted-average expected volatility, 55% in 2000, 60% in 2001, and 61% in 2002. There were no expected dividends.

Net Earnings Per Common Share

     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the years. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because the Company suffered a net loss for the years ended December 31, 2001 and 2002, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. Stock options outstanding at December 31, 2001 and 2002 totaled 623,000 and 384,525, respectively.

Note 2:  Goodwill

     In 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. The Company's impairment at January 1, 2002 was based on an independent appraisal and indicated no impairment. At December 31, 2002 the Company updated its impairment analysis as required under SFAS 142 using a combination of available market data for similar transportation companies and an internal update of the appraisal. The analysis indicated the goodwill in one of the Company's reporting units is impaired, triggered primarily as a result of the continued losses during 2002. The Company recorded an impairment charge of $3.3 million during the fourth quarter, which is included in depreciation and amortization in the statement of operations and cash flows.

     The following table reflects the consolidated results, adjusted as though the adoption of SFAS 142 occurred as of the beginning of the year ended December 31, 2000.

(Dollars in thousands, except per share amounts)                                Years Ended December 31,
                                                                        -----------------------------------------
                                                                            2000          2001           2002
                                                                        ------------  ------------   ------------
Net loss:
    As reported                                                           $ (1,991)     $ (5,211)      $ (8,678)
    Goodwill amortization, net of tax                                          483           466              -
    Goodwill impairment charge, net of tax                                       -             -          2,057
                                                                        ------------  ------------   ------------
Adjusted net loss                                                         $ (1,508)     $ (4,745)      $ (6,621)
                                                                        ============  ============   ============
Loss per share - basic and diluted:
    As reported                                                           $  (0.40)     $  (1.07)      $  (1.79)
    Goodwill amortization, net of tax                                         0.10          0.09              -
    Goodwill impairment charge, net of tax                                       -             -           0.42
                                                                        -----------   ------------   ------------
Adjusted basic and diluted net loss per share                             $  (0.30)     $  (0.98)      $  (1.37)
                                                                        ===========   ============   ============

     A roll-forward of goodwill for the years ending December 31, is as follows:

                                       Years ended December 31,
                                   -------------------------------
                                        2001            2002
                                   -------------------------------
Balance at beginning of year           $5,191         $5,016
    Goodwill acquired                     526              -
    Goodwill amortization                (701)             -
    Impairment charge                       -         (3,271)
                                   -------------------------------
Balance at end of year                 $5,016        $1,745
                                   ===============================

     In March 2001, the Company acquired tractors, trailers, and certain other assets owned or leased by Skipper Transportation, Inc. of Birmingham, Alabama. In exchange for these assets, the Company assumed and repaid approximately $1,483 in equipment financing secured by these assets and paid $944 to the former owners of the acquired assets. In addition, the Company paid $526 for goodwill. This acquisition was accounted for by the purchase method of accounting. There were no acquisitions during 2002.

Note 3:  Financial Instruments

     SFAS 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2002, the carrying amounts of cash and cash equivalents, trade receivables, other receivables, line of credit, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of those instruments. The fair value of the Company's long-term debt, including current maturities, was $49,227 and $42,150 at December 31, 2001 and 2002, respectively, based upon estimated market rates.

Note 4:  Long-Term Debt

     The Company has a financing arrangement with LaSalle Bank, which expires on April 1, 2004, and provides for automatic month-to-month renewals under certain conditions. LaSalle may terminate the arrangement prior to April 1, 2004, in the event of default, and may terminate at anytime during the renewal terms. Prior to a recent amendment, the arrangement expired on December 31, 2004.

     The agreement provides for a term loan, a revolving line of credit, and a capital expenditure loan. The term loan has a balance of $12,900 and is payable in 60 equal monthly installments of $215 in principal. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances provided borrowings under the capital expenditure loan are limited to $2,000 annually, and $4,000 over the term of the agreement. The capital expenditure loan has a balance of $1,169 and is payable in equal monthly installments of $18 in principal. The combination of all loans with LaSalle Bank cannot exceed $32,500 or a specified borrowing base. At December 31, 2002, total borrowings under the revolving line were $1,692.

     The financing arrangement also includes financing for letters of credit. At December 31, 2002, the Company had outstanding letters of credit totaling $7,449 for self-insured amounts under its insurance programs. (See note 10). These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement discussed above. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect the Company's liquidity.

     At December 31, 2002, the Company's borrowing limit under the financing arrangement was $24.4 million, leaving approximately $1.2 million in remaining availability at such date. At the date hereof, the Company has relatively little availability.

     The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. The Company was not in compliance with the tangible net worth or fixed charge covenants at December 31, 2002, or the tangible net worth covenant at March 31, 2003, but waivers were received. These covenants have since been amended to requirements that management believes are reasonably achievable, although there can be no assurance that the required financial performance will be achieved.

     The weighted average interest rates on debt outstanding at December 31, 2001 and 2002 were approximately 4.75 and 3.80 percent, respectively. In connection with an early March 2003 amendment, the interest rate on outstanding borrowings under the arrangement was increased from LaSalle's prime rate to the prime rate plus two percent. The Company is required to pay a facility fee on the financing arrangement of .25% of the maximum loan limit ($32,500).
Borrowings under the agreement are secured by liens on revenue equipment, accounts receivable, and certain other assets.

     Long-term debt also includes equipment notes with balances of $30,656 and $28,059 at December 31, 2001 and 2002, respectively. Interest rates on the equipment notes range from 2.51 percent to 7.54 percent with maturities through 2007. The equipment notes are collateralized by the underlying equipment, and contain a minimum tangible net worth requirement. The Company was in compliance with the required minimum tangible net worth requirement for December 31, 2002, but was not in compliance on March 31, 2003. A waiver was obtained and this covenant has since been amended. Management expects to remain in compliance going forward.

     If the Company fails to maintain compliance with financial covenants in its borrowing obligations, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such an event, the Company's liquidity would be materially and adversely impacted, and the Company's ability to continue as a going concern would be called into question if alternative financing could not be obtained.

     Future  maturities  on long-term  debt at December 31, 2002 are as follows:
2003,  $11,595;  2004,  $11,323;  2005,  $7,664;  2006,  $6,012;  2007,  $5,458;
thereafter, $76.

Note 5:  Income Taxes

     Income taxes consisted of the following components for the three years ended December 31:

                         2000                               2001                                 2002
              ----------------------------    ----------------------------------    -------------------------------
              Federal    State    Total        Federal      State       Total        Federal    State      Total
              ----------------------------    ----------------------------------    -------------------------------
Current         $ (74)   $ (18)    $ (92)       $(2,541)      $ (51)   $(2,592)      $     -     $  24    $    24
Deferred         (391)     (98)     (489)          (112)        (17)      (129)       (4,147)     (995)    (5,142)
              ----------------------------    ----------------------------------    -------------------------------
                $(465)   $(116)    $(581)       $(2,653)      $ (68)   $(2,721)      $(4,147)    $(971)   $(5,118)
              ============================    ==================================    ===============================

     Total income tax benefit differs from the amount of income tax benefit computed by applying the normal United States federal income tax rate of 34 percent to income before income tax benefit. The reasons for such differences are as follows:

                                                                           Years Ended December 31,
                                                               -------------------------------------------------
                                                                       2000             2001             2002
                                                               -------------------------------------------------
Computed "expected" income tax benefit                               $  (677)        $  (2,696)      $  (4,691)
State income tax expense, net of federal taxes                           (77)             (313)           (641)
Permanent differences, primarily nondeductible
  portion of driver per diem and  travel expenses                        278               288             214
Other                                                                   (105)                -               -
                                                               -------------------------------------------------
                                                                     $  (581)        $  (2,721)      $  (5,118)
                                                               =================================================

     Temporary differences between the financial statement basis of assets and liabilities and the related deferred tax assets and liabilities at December 31, 2001 and 2002, were as follows:

   Deferred tax assets:                                                      2001              2002
                                                                     -----------------  -----------------
     Net operating loss carryforwards                                      $    5,041         $    6,126
     Alternative minimum tax (AMT) credit carryforwards                           271                271
     Accrued expenses                                                           1,656              2,336
     Goodwill                                                                       -              1,265
     Other                                                                        156                 20
                                                                     -----------------  -----------------
         Total gross deferred tax assets                                        7,124             10,018
                                                                     -----------------  -----------------
   Deferred tax liabilities:
     Property and equipment                                                   (20,260)           (18,012)
                                                                     -----------------  -----------------
         Net deferred tax liabilities                                      $  (13,136)        $   (7,994)
                                                                     =================  =================

     At December 31, 2002, the Company has net operating loss carryforwards for income tax purposes of approximately $15,482 which are available to offset future taxable income. These net operating losses expire during the years 2019 through 2022. The AMT credit carryforwards are available indefinitely to reduce future income tax liabilities to the extent they exceed AMT liabilities.

     The Company has reviewed the need for a valuation allowance relating to the deferred tax assets, and has determined that no allowance is needed. The Company believes the future deductions will be realized principally through future reversals of existing taxable temporary differences, and to a lesser extent, future taxable income. In addition, the Company has the ability to use tax-planning strategies to generate taxable income if necessary to realize the deferred tax assets.

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

     A summary of stock option activity and weighted-average exercise prices follows:

                                                   2000                    2001                     2002
                                          --------------------------------------------------------------------------
                                                      Exercise                Exercise                  Exercise
                                            Shares      price      Shares       price       Shares        price
                                          --------------------------------------------------------------------------
Outstanding at beginning of year            152,000     $9.85      345,000      $5.50       623,000       $4.25
    Granted                                 193,000      2.07      278,000       2.70        27,525        2.31
    Exercised                                     -         -            -          -             -           -
    Forfeited                                     -         -            -          -       266,000        3.47
                                          --------------------------------------------------------------------------
Outstanding at end of year                  345,000     $5.50      623,000      $4.25       384,525       $4.66
                                          ==========================================================================
Options exercisable at end of year          220,400     $6.71      296,400      $5.77       301,725       $5.20
Weighted-average fair value of
options granted during the year                         $1.66                   $1.49                     $1.28

     A summary of stock options outstanding and exercisable as of December 31, 2002, follows:

                                      Options outstanding                                Options exercisable
                   -----------------------------------------------------------    ----------------------------------
 Range of exercise     Number       Weighted average      Weighted average            Number     Weighted average
      prices        outstanding  remaining life (years)    exercise price          exercisable    exercise price
------------------------------------------------------------------------------    ----------------------------------
$ 1.55 - $ 3.47        261,525            7.61                $ 2.17                185,125             $ 2.27
$ 7.23 - $ 9.50         88,000            2.54                $ 9.11                 88,000             $ 9.11
$11.81 - $14.05         35,000            4.77                $12.00                 28,600             $12.05
                   -----------------------------------------------------------    ----------------------------------
                       384,525            6.19                $ 4.66                301,725             $ 5.20
                   ===========================================================    ==================================

     The Company has reserved 55,000 shares of Class A common stock for issuance pursuant to an independent contractor driver bonus plan. The Company awarded 33,646, -0-, and -0- shares under the plan in 2000, 2001, and 2002, respectively.

     The Company also has a Class A common stock profit incentive plan under which the Company will set aside for delivery to certain participants the number of shares of Class A common stock having a market value on the distribution date equal to a designated percentage (as determined by the board of directors) of the Company's consolidated net earnings for the applicable fiscal year. In 2000 the Company issued 13,401 shares of Class A common stock to participants in the plan. No shares were awarded in 2001 and 2002 under the plan.

Note 8:  Loss per Share

     A summary of the basic and diluted loss per share computations is presented below:

Years ended December 31                                                  2000             2001             2002
-------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders                           $   (1,991)      $   (5,211)      $   (8,678)
                                                                ---------------------------------------------------
Basic weighted-average shares outstanding                             5,008,759        4,852,067        4,845,652
     Effect of dilutive stock options                                         -                -                -
                                                                ---------------------------------------------------
Diluted weighted-average shares outstanding                           5,008,759        4,852,067        4,845,652
                                                                ===================================================
Basic loss per share                                                 $    (0.40)      $    (1.07)      $    (1.79)
Diluted loss per share                                               $    (0.40)      $    (1.07)      $    (1.79)
                                                                ---------------------------------------------------

Note 9:  Employees' Profit Sharing and Savings Plan

     The Company has an Employees' Profit Sharing and Savings Plan, which is a qualified plan under the provisions of Sections 401(a) and 501(a) of the Internal Revenue Code. Eligible employees are allowed to contribute up to a maximum of 15 percent of pre-tax compensation into the plan. Employers may make savings, matching, and discretionary contributions, subject to certain restrictions. During the years ended December 31, 2000, 2001, and

2002, Company contributions totaled $180, $-0-, and $-0-, respectively. The plan owns 525,693 shares of the Company's Class A common stock at December 31, 2002.

Note 10: Commitments and Contingent Liabilities

     Prior to July 1, 2002, the Company's insurance program for auto liability, physical damage, and cargo losses involves a deductible of $50 per incident and the Company's insurance program for workers' compensation involves a deductible of $100 per incident. In response to increasing costs of insurance premiums, the Company increased its deductible for both insurance programs to $250 per incident beginning July 1, 2002. At December 31, 2001 and 2002, the Company had $2,327 and $3,882, respectively, accrued for its estimated liability for incurred losses related to these programs.

     The insurance companies require the Company to provide letters of credit to provide funds for payment of the deductible amounts. At December 31, 2001 and 2002, the Company had $5,513 and $7,449 letters of credit issued under the financing arrangement described in note 4. In addition, funds totaling $413 and $654 were held by the insurance companies as deposits at December 31, 2001 and 2002, respectively.

     The Company's obligations under non-cancelable operating lease agreements are as follows: 2003, $295; 2004, $20; 2005, $5; thereafter $-0-. There are no equipment re-purchase commitments or lease residual guarantees in place on the Company's fleet. In addition, the Company has no fuel purchase commitments as of December 31, 2002.

     The Company's health insurance program is provided as an employee benefit for all eligible employees and contractors. The plan is self funded for losses up to $125 per covered member. At December 31, 2001 and 2002, the Company had approximately $871 and $943, respectively, accrued for its estimated liability related to these claims.

     The Company is involved in certain legal actions and proceedings arising from the normal course of operations. Management believes that liability, if any, arising from such legal actions and proceedings will not have a materially adverse effect on the financial statements of the Company.

Note 11: Transactions with Related Parties

     During the years ended December 31, 2000, 2001, and 2002 there were no material transactions with related parties.

Note 12: Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for the Company for 2001 and 2002 is as follows:

                                                March 31         June 30        September 30      December 31
                                          ----------------------------------------------------------------------
2001
Operating revenue                               $47,379           $51,754         $48,571           $43,122
Earnings (loss) from operations                  (1,127)              338          (1,114)           (3,025)
Net loss                                         (1,288)             (384)         (1,212)           (2,327)
Basic and diluted loss per share                 ($0.26)           ($0.08)         ($0.25)           ($0.48)

2002
Operating revenue                               $41,220           $45,239         $43,272           $39,737
Loss from operations                             (2,700)           (1,263)           (648)           (7,270) (1)
Net loss                                         (2,037)           (1,161)           (757)           (4,723) (1)
Basic and diluted loss per share                 ($0.42)           ($0.24)         ($0.16)           ($0.97)

     As a result of rounding, the total of the four quarters may not equal the Company's results for the year.

(1) Fourth quarter 2002 includes a charge of $3,271 ($1,998 after tax) for impairment of goodwill in one of the Company's reporting units as discussed in note 2 and a charge of $1,800 ($1,100 after tax) for a revision of estimates related to auto liability and workers' compensation loss reserves.