Form 10-K/A
period 2002-12-31
SMITHWAY MOTOR XPRESS CORP
filed 2003-04-30
CIK 941914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.
For the Fiscal Year Ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
For the transition period from ____________ to ______________

Commission file number 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
             (Exact name of registrant as specified in its charter)

             Nevada                                   42-1433844
------------------------------------      ----------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

        2031 Quail Avenue
        Fort Dodge, Iowa                               50501
------------------------------------      ----------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,381,147 as of April 15, 2003 (based upon the $.95 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates, and has excluded stock options.

As of April 15, 2003, the registrant had 3,846,821 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                Explanatory Note

     This Amendment No. 1 to the Annual Report on Form 10-K of Smithway Motor Xpress Corp. (the "Company") for the year ended December 31, 2002, reflects the addition of information required by Items 10, 11, 12, and 13 of Part III and
Item 15(c) of Part IV of Form 10-K. Other than these items, none of the information contained in the Company's Form 10-K filed on April 15, 2003, has been amended or restated.


                              Document and Location
                                    Part III
Item 10  Directors and Executive Officers of the Registrant            Page 1
Item 11  Executive Compensation                                        Page 3
Item 12  Security Ownership of Certain Beneficial Owners and
         Management                                                    Page 6
Item 13  Certain Relationships and Related Party Transactions          Page 7

                                     Part IV
Item 15  Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K
         (c) Exhibits                                                  Page 8

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors and Executive Officers

     Information concerning the names, ages, positions with the Company, tenure as a director, and business experience of the Company's current directors and other executive officers is set forth below. All references to experience with the Company include positions with the Company's operating subsidiary, Smithway Motor Xpress, Inc., an Iowa corporation.

Name                          Age                    Position                              Director Since
-----------------------      ----    ------------------------------------------------    -----------------
William G. Smith              63     Chairman of the Board, President, Chief Executive          1972
                                     Officer, and Secretary

G. Larry Owens                65     Executive Vice President, Chief Financial Officer,         1996
                                     Chief Administrative Officer, and Director

Thomas J. Witt                43     Senior Vice President of Sales and Operations               --

Douglas C. Sandvig            38     Senior Vice President, Chief Accounting Officer,            --
                                     and Controller

Michael E. Oleson             52     Treasurer                                                   --

Herbert D. Ihle               63     Director                                                   1996

Robert E. Rich                71     Director                                                   1996

Terry G. Christenberry        56     Director                                                   1996

     William G. Smith has been employed by the Company since 1958, served as President and Secretary since 1984, and as Chairman of the Board and Chief Executive Officer since January 1995. Prior to 1984, Mr. Smith served in various other executive management capacities. Mr. Smith is a past Chairman of the Iowa Motor Truck Association and currently serves on its executive committee. In addition, Mr. Smith serves on the Board of Regents of Waldorf College in Forest City, Iowa.

     G. Larry Owens has served as Executive Vice President and Chief Financial Officer since joining Smithway in January 1993 and was appointed also to serve as Chief Administrative Officer in August 2001. Mr. Owens served as Chief Operating Officer from May 1998 to August 2001. Prior to joining Smithway, Mr. Owens spent twenty-five years in the banking industry, most recently from 1982 through 1992 as President of Boatmen's Bancshares' regional banks in Spencer and Fort Dodge, Iowa.

     Thomas J. Witt served as Vice President of Sales and Marketing upon joining Smithway in November 2001 and was appointed to serve as Senior Vice President of Sales and Operations in February 2003. Prior to joining Smithway, Mr. Witt worked as an Account Manager in sales for i2 Technologies, a software company serving motor carriers and third party logistics companies, from November 2000. From 1998 through November 2000, Mr. Witt served as Vice President-Sales for truckload carrier Roehl Transport, Inc. Mr. Witt has over twenty years of experience in sales and marketing, primarily in the transportation industry.

     Douglas C. Sandvig has served as Controller since joining Smithway in July 1997 and also was appointed to serve as Chief Accounting Officer in May 2000. In September 2002, Mr. Sandvig was named a Vice President of the Company and was appointed a Senior Vice President in February 2003. Prior to joining Smithway, Mr. Sandvig was employed as a Tax Manager with Schnurr & Company LLP, a regional public accounting firm, from 1990 to 1997. Mr. Sandvig is a certified public accountant.
                                       1

     Michael E. Oleson served as Smithway's Controller upon joining the Company in 1980 and in January 1995 was named Treasurer. Mr. Oleson also served as Chief Accounting Officer between January 1995 and May 2000. Prior to joining Smithway, Mr. Oleson was employed as an accountant with Mallinger Truck Line, Inc., in Fort Dodge, Iowa, from 1974 to 1980.

     Herbert D. Ihle has been President and owner of Diversified Financial Services, a Naples, Florida, management and financial services consulting firm, since 1989. From 1990 to 1992, Mr. Ihle served as Senior Vice President - Finance and Controller for Northwest Airlines, and from 1963 to 1989 served in various positions, including Executive Vice President - Finance, for Pillsbury Co. Mr. Ihle also serves as Chairman of the Board of Regents of Waldorf College in Forest City, Iowa and is a past director of Lutheran Brotherhood Insurance Company.

     Robert E. Rich is a private investor and has been involved in the management of several privately owned farming and manufacturing companies since 1978. From 1967 through 1978, Mr. Rich served as Executive Vice President and Treasurer and a member of the Board of Directors of Iowa Southern Utilities. Mr. Rich is a certified public accountant.

     Terry G. Christenberry has been the President and a director of Christenberry, Collet & Company, Inc., an investment banking firm located in Kansas City, Missouri, since its incorporation in June 1994. From September 1986 to June 1994, Mr. Christenberry was Executive Vice President and a director of H.B. Oppenheimer & Company, Inc., also an investment banking firm located in Kansas City, Missouri.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that its officers, directors, and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them during the Company's preceding fiscal year, except that (i) due to an administrative oversight, each of Messrs. Sandvig and Oleson did not timely report a February 2002 grant of options (covering 2,350 and 2,000 shares of Class A Common Stock, respectively), and (ii) Donald A. Orr, the former Executive Vice President, Chief Operating Officer, and director of the Company, did not timely report one transaction in June 2002 and six transactions in July 2002. All such transactions were reported in subsequent filings pursuant to Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the annual and long-term compensation paid to the chief executive officer and the other named executive officers of the Company (the "Named Officers"), for services in all capacities to the Company for the fiscal years ended December 31, 2002, 2001, and 2000.

                                                                            Long-Term Compensation
                                                                       --------------------------------
                                    Annual Compensation                        Awards           Payouts
                     ------------------------------------------------  ----------------------  ---------
                                                                       Restricted  Securities
                                                       Other Annual    Stock       Underlying   LTIP        All Other
Name and                        Salary      Bonus    Compensation(1)   Award(s)     Options/   Payouts   Compensation(2)
Principal Position    Year       ($)         ($)          ($)            ($)        SARs (#)      ($)           $
-------------------  ------    --------     -----    ----------------  ----------  ----------  ---------  --------------
William G. Smith      2002     $300,000       --            --            --          --         --          $2,743
                      2001     $300,000       --            --            --          --         --            $935
Chairman,             2000     $300,000       --            --            --          --         --          $3,400
President, Chief
Executive Officer,
and Secretary

G. Larry Owens        2002     $157,000       --            --            --          --         --          $2,160
Executive Vice        2001     $157,000       --            --            --      35,000         --            $561
President, Chief      2000     $157,000       --            --            --      50,000         --          $3,138
Financial Officer,
and Chief
Administrative
Officer

Thomas J. Witt        2002     $126,000       --            --            --          --         --          $2,184
Senior Vice           2001     $ 12,115(3)    --            --            --      15,000         --              --
President of Sales    2000           --       --            --            --          --         --              --
and Operations

Donald A. Orr         2002     $172,013(4)    --            --            --          --         --              --
Former Executive      2001     $ 76,731(5)    --            --            --     210,000         --              --
Vice President and    2000           --       --            --            --          --         --              --
Chief Operating
Officer

(1)  Other annual compensation did not exceed 10% of any Named Officer's total salary for any reported year.

(2)  Amounts  presented  represent  Company  contributions  to the Smithway Motor Xpress Inc. 401(k) Plan,  including  forfeitures re-allocated  to  participants.  In 2002,  the Company did not make matching  contributions  to the 401(k) Plan. As a result, amounts for 2002 are comprised solely of forfeitures re-allocated pursuant to the terms of the 401(k) Plan to the accounts of the Named Officers.

(3)  Mr. Witt joined the Company in November 2001.

(4)  Mr. Orr resigned from all positions with the Company effective December 2, 2002.

(5)  Mr. Orr joined the Company in August 2001.

Options/SAR Grants in Last Fiscal Year

     The Company did not grant any stock options or stock appreciation rights ("SARs") to any of the Named Officers during the fiscal year ended December 31, 2002.

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Value Table

     As indicated in the following table, no options were exercised by the Named Officers during the fiscal year ended December 31, 2002.

                                                              Number of Securities
                                                             Underlying Unexercised       Value of Unexercised In-the-
                                                                  Options/SARs               Money Options/SARs
                                                               at Fiscal Year-End          at Fiscal Year-End ($)(1)
                                                          ---------------------------     -----------------------------
                           Shares
                        Acquired on
Name                    Exercise (#)    Value Realized($)  Exercisable  Unexercisable      Exercisable   Unexercisable
-----------------      -------------   ------------------  -----------  -------------      -----------   -------------
William G. Smith             --               --                 --             --             --             --

G. Larry Owens(2)            --               --            110,000             --             --             --

Thomas J. Witt(3)            --               --              3,000         12,000             --             --

Donald A. Orr(4)             --               --             35,000        180,000             --             --

(1)  Based on the $0.77  closing price of the  Company's  Class A Common Stock on December 31, 2002,  which was below the exercise prices of all options described in notes (2), (3), and (4) below.

(2)  Mr. Owens was granted options on January 23, 1997, May 12, 2000, June 23, 2000, and May 11, 2001,  covering  25,000,  25,000,
     25,000,  and 35,000 shares of the Company's  Class A Common Stock,  respectively.  The  respective  exercise  prices for such options are $8.875, $3.469,  $1.7815, and $2.415 per share. All of Mr. Owens' options were fully vested on the date of grant, except for the options  granted on January 23, 1997 which vested 50% on the date of grant and 50% on January 1, 1998.  All of
     Mr. Owens options terminate on the ten-year anniversary of the date of grant.

(3)  Mr. Witt was granted options on December 14, 2001, covering 15,000 shares of the Company's Class A Common Stock. The exercise price for such options is $1.550 per share.  Mr. Witt's options (i) vest in equal annual  increments of 3,000 shares per year over five years beginning on the first  anniversary of the date of grant,  and (ii) terminate on the ten-year  anniversary of the date of grant.

(4)  Mr. Orr was granted options on August 6, 2001,  covering  210,000 shares of the Company's Class A Common Stock.  The exercise price for such options was $2.850 per share.  Mr.  Orr's  options were  scheduled to (i) vest in equal annual  increments  of
     35,000 shares per year over six years  beginning on the first  anniversary  of the date of grant,  and (ii)  terminate on the ten-year  anniversary  of the date of grant.  Pursuant to the terms of his option award  agreement,  all of Mr. Orr's options terminated unexercised on January 1, 2003, thirty days after the effective date of his resignation.

     The Company does not have a long-term incentive plan or a defined benefit or actuarial plan.

Compensation of Directors

     Directors who are not employees of the Company receive a $5,000 annual retainer paid every year at the annual meeting, $1,000 for each meeting of the Board of Directors attended by such director ($500 if attended telephonically), and $250 per committee meeting attended by the director (whether in person or telephonically). Non-employee directors also receive the annual option to purchase 1,000 shares of the Company's Class A Common Stock at 85% of the market price on the date of the annual meeting, and are reimbursed for their expenses incurred in attending the meetings. The options granted to non-employee directors fully vest on the one-year anniversary of the date of grant, and expire on the six-year anniversary of the date of grant. In addition to the compensation
                                       4
received by non-employee directors generally, the Chairman of the Company's Audit Committee will receive a $10,000 annual retainer paid every year at the annual meeting, commencing with the annual meeting following the 2002 fiscal year-end.

Employment Contracts and Termination of Employment and Change of Control Arrangements

     The Company currently does not have any employment contracts, severance, or change of control agreements with any of the Named Officers. However, under certain circumstances in which there is a change of control, holders of outstanding stock options granted under the Company's Incentive Stock Plan, New Employee Incentive Stock Plan and Outside Director Stock Option Plan (collectively, the "Plans") may be entitled to exercise such options notwithstanding that such options may otherwise not have been fully exercisable. Similar rights could be extended to holders of additional awards under the Plans if any such awards are granted.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     Messrs. Ihle, Rich, and Christenberry serve on the Compensation Committee. None of such individuals has been an officer or employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 15, 2003, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by the Company to beneficially own more than 5% of such stock, by each director, by each Named Officer of the Company, and by all directors and executive officers of the Company as a group. Share numbers for Dimensional Fund Advisors Inc. are as of December 31, 2002, and based upon a Schedule 13G/A filing with the Securities and Exchange Commission. According to the Company's transfer agent, the Company has outstanding 3,846,821 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock as of April 15, 2003.

                                                             Amount and Nature of            Percent of(2)
Name of Beneficial Owner(1)                Title of Class    Beneficial Ownership(2)     Class A    Class B   Total(3)
--------------------------------------   -----------------  ------------------------     --------  ---------  --------
William G. and Marlys L. Smith(4)          Class A Common          1,138,640
                                           Class B Common          1,000,000              29.60%     100%      44.12%

G. Larry Owens(5)                          Class A Common            281,521               7.11%       0%       5.68%

Thomas J. Witt(6)                          Class A Common              6,000                *          0%         *

Herbert D. Ihle(7)                         Class A Common             13,000                *          0%         *

Robert E. Rich(7)                          Class A Common             14,000                *          0%         *

Terry G. Christenberry(7) (8)              Class A Common             22,500                *          0%         *

Donald A. Orr(9)                           Class A Common             18,000                *          0%         *

Dimensional Fund Advisors Inc.             Class A Common            270,900               7.04%       0%       5.59%

All directors and executive officers       Class A Common          1,552,700
as a group (8 persons) (10)                Class B Common          1,000,000              38.25%     100%      50.46%

------------------------------

*    Less than one percent (1%).

(1)  The business address of William G. and Marlys L. Smith and G. Larry Owens is 2031 Quail Avenue,  Fort Dodge,  Iowa 50501. The
     business address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(2)  In accordance with applicable rules under the Securities Exchange Act of 1934, as amended,  the number of shares indicated as beneficially owned by a person includes shares of Class A Common Stock underlying  options that are currently  exercisable or will be  exercisable  within 60 days from April 15, 2003.  Shares of Class A Common Stock  underlying  stock options that are currently exercisable or will be exercisable within 60 days from April 15, 2003, are deemed to be outstanding for purposes of computing the percentage  ownership of the person holding such options and the percentage ownership of any group of which the holder is a member,  but are not deemed  outstanding for purposes of computing the percentage  ownership of any other person.
     Unless otherwise indicated all shares are owned directly.

(3)  The Class A Common  Stock is entitled to one vote per share.  The Class B Common  Stock is entitled to two votes per share so long as it is  beneficially  owned by  William  G. Smith or certain  members  of his  immediate  family.  As a result of this two-class structure,  the Smiths beneficially own shares of Class A and Class B Common Stock representing 53.7% of the voting power of all outstanding voting shares.

(4)  All shares held as joint  tenants with right of  survivorship  except (a) 190,000  shares of Class A Common Stock held in the name of Melissa Turner as voting trustee for the benefit of the Smith Family Limited Partnership,  (b) 90,116 shares of Class
     A Common  Stock held for the Smiths  under the  Company's  401(k)  Plan,  and (c) 10,126  shares of Class A Common Stock held individually by Marlys L. Smith. Melissa Turner is the daughter of William G. and Marlys L. Smith.

(5)  Includes (a) 200 shares held as custodian for minor  children  under the Uniform Gifts to Minors Act, as to which  beneficial ownership is disclaimed,  (b) 21,321 shares of Class A Common Stock held under the Company's  401(k) Plan, and (c) options to purchase 110,000 shares of Class A Common Stock granted to Mr. Owens under the Company's  Incentive Stock Plan, which options are fully vested.

(6)  Includes  options to purchase  3,000  shares of Class A Common  Stock  granted to Mr. Witt under the  Company's  New Employee
     Incentive Stock Plan that are currently exercisable or will become exercisable within 60 days from April 15, 2003.

(7)  Includes options to purchase 10,000 shares of Class A Common Stock granted to each of Messrs.  Ihle, Rich, and  Christenberry under the Outside Director Plan and other  arrangements that are currently  exercisable or will become  exercisable within 60 days from April 15, 2003.

(8)  Includes 2,500 shares held under the Christenberry,  Collett & Company,  Inc. 401(k) Plan, a unitized plan that had allocated approximately  25% of the Plan  assets to Mr.  Christenberry.  Beneficial  ownership  of Plan  assets  not  allocated  to Mr.
     Christenberry is disclaimed.

(9)  Effective  December 2, 2002, Mr. Orr resigned from his positions as Executive Vice  President,  Chief  Operating  Officer and
     Director of the Company. In connection with Mr. Orr's resignation, all options to purchase the Company's Class A Common Stock previously granted to Mr. Orr terminated unexercised pursuant to the terms of his option award agreement.

(10) Does not include shares beneficially owned by Mr. Orr, who resigned from all positions with the Company effective December 2,
     2002. The only current  executive  officers,  other than Named Officers William G. Smith, G. Larry Owens, and Thomas J. Witt,
     are Michael E. Oleson and Douglas C.  Sandvig.  Mr.  Oleson holds 4,939  shares of Class A Common  Stock under the  Company's
     401(k) Plan and options to purchase  42,000  shares of Class A Common  Stock that are  currently  exercisable  or will become exercisable  within 60 days from April 15, 2003.  Mr.  Sandvig  holds 2,750  shares of Class A Common Stock in an  Individual
     Retirement  Account and options to purchase  27,350  shares of Class A Common Stock that are  currently  exercisable  or will become exercisable  within 60 days from April 15, 2003. Shares  beneficially owned by Mr. Oleson and Mr. Sandvig are included in the calculation of the security ownership of all directors and executive offices as a group.

Securities Authorized for Issuance Under Equity Compensation Plans

     Information with respect to the Company's compensation plans under which equity securities are authorized for issuance is set forth under Item 12 in the Company's Annual Report on Form 10-K filed on April 15, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(c)      Exhibits

Exhibit
Number                                              Description
3.1        *               Articles of Incorporation.
3.2        *               Bylaws.
4.1        *               Articles of Incorporation.
4.2        *               Bylaws.
10.1       *               Outside Director Stock Plan dated March 1, 1995.
10.2       *               Incentive Stock Plan adopted March 1, 1995.
10.3       *               401(k) Plan adopted August 14, 1992, as amended.
10.4       *               Form of Agency Agreement between Smithway Motor Xpress, Inc. and its independent commission agents.
10.5       *               Memorandum of officer incentive compensation policy.
10.6       **              1997 Profit Incentive Plan, adopted May 8, 1997.
10.7       ***             Amendment No. 2 to Smithway Motor Xpress Corp. Incentive Stock Plan, adopted May 7,
                           1999.
10.8       ****            Form of Outside Director Stock Option Agreement dated July 27, 2000, between Smithway
                           Motor Xpress Corp. and each of its non-employee directors.
10.9       *****           New Employee Incentive Stock Plan, adopted August 6, 2001.
10.10      *****           Amended and Restated Loan and Security Agreement dated December 28, 2001, between
                           LaSalle Bank National Association, Smithway Motor Xpress, Inc., as Borrower, and East
                           West Motor Xpress, Inc., as Borrower.
10.11      +               First Amendment to Amended and Restated Loan and Security Agreement dated May 10, 2002, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as Borrower,
                           and East West Motor Express, Inc., as Borrower.
10.12      #               Second Amendment to Amended and Restated Loan and Security Agreement dated November 8,
                           2002, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
                           Borrower, and East West Motor Express, Inc., as Borrower.
21         ++              List of Subsidiaries.
23         +++             Consent of KPMG LLP, independent auditors.

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


+    Incorporated  by reference from the Company's  Quarterly  Report on Form 10-Q for the period ended June 30, 2002.  Commission
     File No. 000-20793, dated August 14, 2002.

++   Incorporated  by  reference  from the  Company's  Annual  Report on Form 10-K for the fiscal year ended  December  31,  1999.
     Commission File No. 000-20793, dated March 29, 2000.

+++  Incorporated  by  reference  from the  Company's  Annual  Report on Form 10-K for the fiscal year ended  December  31,  2002.
     Commission File No. 000-20793, dated April 15, 2003.

#    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SMITHWAY MOTOR XPRESS CORP.



Date: April 30, 2003           By:   /s/ William G. Smith
                                  ---------------------------------------
                                   William G. Smith
                                   Chairman of the Board, President,
                                   and Chief Executive Officer

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

Signature                                                  Position                                Date
---------                                                  --------                                ----
/s/ William G. Smith               Chairman of the Board, President, and Chief Executive
--------------------               Officer; Director (principal executive officer)             April 30, 2003
William G. Smith

/s/ G. Larry Owens                 Executive Vice President, Chief Administrative Officer,
------------------                 and Chief Financial Officer; Director                       April 30, 2003
G. Larry Owens

/s/ Douglas C. Sandvig             Senior Vice President, Chief Accounting Officer, and
----------------------             Controller (principal financial and accounting officer)     April 30, 2003
Douglas C. Sandvig

/s/ Herbert D. Ihle                Director                                                    April 30, 2003
-------------------
Herbert D. Ihle

/s/ Robert  E. Rich                Director                                                    April 30, 2003
-------------------
Robert E. Rich

/s/ Terry G. Christenberry         Director                                                    April 29, 2003
--------------------------
Terry G. Christenberry

                                 CERTIFICATIONS

I, William G. Smith, certify that:

1. I have reviewed this annual report on Form 10-K/A of Smithway Motor Xpress Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   [not applicable];

4.   [not applicable];

5.   [not applicable];

6.   [not applicable].


Date: April 30, 2003              /s/ William G. Smith
                               --------------------------------------
                                  William G. Smith
                                  Chief Executive Officer

I, G. Larry Owens, certify that:

1. I have reviewed this annual report on Form 10-K/A of Smithway Motor Xpress Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   [not applicable];

4.   [not applicable];

5.   [not applicable];

6.   [not applicable].


Date: April 30, 2003              /s/ G. Larry Owens
                               --------------------------------------
                                  G. Larry Owens
                                  Chief Financial Officer