Form 10-Q
period 2003-03-31
SMITHWAY MOTOR XPRESS CORP
filed 2003-05-13
CIK 941914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________ to ____________

Commission file number 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                      42-1433844
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     2031 Quail Avenue
     Fort Dodge, Iowa                                   50501
----------------------------------------    ----------------------------------
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

As of April 28, 2003, the registrant had 3,846,821 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                               PART I
                                       FINANCIAL INFORMATION

                                                                                           PAGE
                                                                                          NUMBER
Item 1       Financial Statements.....................................................     3-9

             Condensed Consolidated Balance Sheets as of December 31, 2002 and
                 March 31, 2003  (unaudited)..........................................     3-4

             Condensed Consolidated Statements of Operations for the three months
                 ended March 31, 2002 and 2003 (unaudited)............................      5

             Condensed Consolidated Statements of Cash Flows for the three months
                 ended March 31, 2002 and 2003 (unaudited)............................     6-7

             Notes to Condensed Consolidated Financial Statements (unaudited).........     8-9

Item 2       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations................................................    10-16

Item 3       Quantitative and Qualitative Disclosures About Market Risks..............      16

Item 4       Controls and Procedures..................................................      16

                                              PART II
                                         OTHER INFORMATION

Item 1       Legal Proceedings........................................................      17

Item 2       Changes in Securities and Use of Proceeds................................      17

Item 3       Defaults Upon Senior Securities..........................................      17

Item 4       Submission of Matters to a Vote of Security Holders......................      17

Item 5       Other Information........................................................      17

Item 6       Exhibits and Reports on Form 8-K.........................................      17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                         ------------------------------------------
                                                               December 31,          March 31,
                                                                   2002                 2003
                                                         ---------------------  -------------------
                                                                                    (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents..............................$                105   $              118
  Receivables:
     Trade...............................................              13,496               15,359
     Other...............................................                 629                1,480
  Inventories............................................                 868                  904
  Deposits, primarily with insurers......................                 753                  831
  Prepaid expenses.......................................               1,492                2,662
  Deferred income taxes..................................               2,263                2,435
                                                         ---------------------  -------------------
            Total current assets.........................              19,606               23,789
                                                         ---------------------  -------------------
Property and equipment:
  Land...................................................               1,548                1,548
  Buildings and improvements.............................               8,210                8,210
  Tractors...............................................              71,221               71,239
  Trailers...............................................              42,517               40,787
  Other equipment........................................               8,105                5,773
                                                         ---------------------  -------------------
                                                                      131,601              127,557
  Less accumulated depreciation..........................              64,031               64,802
            Net property and equipment...................              67,570               62,755
                                                         ---------------------  -------------------
Goodwill.................................................               1,745                1,745
Other assets.............................................                 488                  443
                                                         ---------------------  -------------------
                                                         $             89,409   $           88,732
                                                         =====================  ===================





     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                           ---------------------------------------------
                                                                                 December 31,            March 31,
                                                                                     2002                   2003
                                                                           ---------------------- ----------------------
                                                                                                        (unaudited)
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.....................................$              11,595  $              11,942
  Accounts payable.........................................................                4,556                  5,989
  Accrued loss reserves....................................................                3,882                  4,222
  Accrued compensation.....................................................                2,152                  2,681
  Checks in excess of cash balances........................................                1,086                  1,010
  Other accrued expenses...................................................                  463                    620
                                                                           ---------------------- ----------------------
            Total current liabilities......................................               23,734                 26,464
Long-term debt, less current maturities....................................               30,533                 28,051
Deferred income taxes......................................................               10,257                  9,510
Line of credit.............................................................                1,692                  3,072
                                                                           ---------------------- ----------------------
            Total liabilities..............................................               66,216                 67,097
                                                                           ---------------------- ----------------------
Stockholders' equity:
  Preferred stock..........................................................                    -                      -
  Common stock:
     Class A...............................................................                   40                     40
     Class B...............................................................                   10                     10
  Additional paid-in capital...............................................               11,393                 11,393
  Retained earnings........................................................               12,164                 10,606
  Reacquired shares, at cost...............................................                (414)                  (414)
                                                                           ---------------------- ----------------------
            Total stockholders' equity.....................................               23,193                 21,635
Commitments
                                                                           ---------------------- ----------------------
                                                                           $              89,409  $              88,732
                                                                           ====================== ======================





     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                          --------------------------------------
                                                                  2002                2003
                                                          ------------------ -------------------
Operating revenue:
     Freight..............................................$         41,059   $          39,879
     Other................................................             161                   7
                                                          ------------------ -------------------
           Operating revenue..............................          41,220              39,886
                                                          ------------------ -------------------
Operating expenses:
     Purchased transportation.............................          15,291              14,355
     Compensation and employee benefits...................          13,404              12,374
     Fuel, supplies, and maintenance......................           6,484               7,837
     Insurance and claims.................................           1,813               1,022
     Taxes and licenses...................................             836                 841
     General and administrative...........................           1,809               1,358
     Communications and utilities.........................             507                 412
     Depreciation and amortization........................           3,776               3,710
                                                          ------------------ -------------------
           Total operating expenses.......................          43,920              41,909
                                                          ------------------ -------------------
         Loss from operations.............................          (2,700)             (2,023)
Financial (expense) income
     Interest expense.....................................            (561)               (450)
     Interest income......................................               7                   2
                                                          ------------------ -------------------
         Loss before income taxes.........................          (3,254)             (2,471)
Income tax benefit........................................          (1,217)               (913)
                                                          ------------------ -------------------
         Net loss.........................................$         (2,037)  $          (1,558)
                                                          ================== ===================
Basic and diluted loss per share..........................$          (0.42)  $           (0.32)
                                                          ================== ===================
Basic and diluted weighted average shares outstanding.....       4,844,524           4,846,021
                                                          ================== ===================







     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)

                                                                         Three months ended
                                                                              March 31,
                                                                    ------------------------------
                                                                        2002            2003
                                                                    --------------  --------------
Cash flows from operating activities:
  Net loss.........................................................$      (2,037)   $     (1,558)
                                                                    --------------  --------------
  Adjustments to reconcile net loss to cash used by operating activities:
      Depreciation and amortization................................        3,776           3,710
      Deferred income tax benefit..................................       (1,224)           (919)
      Change in:
           Receivables.............................................       (2,740)         (2,714)
           Inventories.............................................            2             (36)
           Deposits, primarily with insurers.......................           31             (78)
           Prepaid expenses........................................       (1,187)         (1,170)
           Accounts payable and other accrued liabilities..........        2,739           2,459
                                                                    --------------  --------------
               Total adjustments...................................        1,397           1,252
                                                                    --------------  --------------
                 Net cash used in operating activities.............         (640)           (306)
                                                                    --------------  --------------
Cash flows from investing activities:
  Purchase of property and equipment...............................         (273)           (192)
  Proceeds from sale of property and equipment.....................        1,311           2,011
  Other............................................................           11              45
                                                                    --------------  --------------
             Net cash provided by investing activities.............        1,049           1,864
                                                                    --------------  --------------
Cash flows from financing activities:
   Net borrowings on line of credit................................        2,395           1,380
   Principal payments on long-term debt............................       (3,891)         (2,847)
   Change in checks issued in excess of cash balances..............          385             (76)
   Treasury stock reissued.........................................            5               -
                                                                    --------------  --------------
            Net cash used in financing activities..................       (1,106)         (1,543)
                                                                    --------------  --------------
            Net (decrease) increase in cash and cash equivalents...         (697)             13
Cash and cash equivalents at beginning of period...................          722             105
                                                                    --------------  --------------
Cash and cash equivalents at end of period......................... $         25    $        118
                                                                    ==============  ==============




     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, continued
                             (Dollars in thousands)
                                   (unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                       ------------------------------
                                                                           2002            2003
                                                                       --------------  --------------
Supplemental disclosure of cash flow information:
   Cash paid (received) during period for:
          Interest.................................................    $        582    $        365
          Income taxes.............................................             (27)             15
                                                                       ==============  ==============

Supplemental schedules of noncash investing and financing
activities:
   Notes payable issued for tractors and trailers..................    $        500    $        712
   Treasury stock reissued.........................................               5               -
                                                                       ==============  ==============










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

     The condensed consolidated financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America, pursuant to the published rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002, Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.  Net earnings per common share

     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because the Company suffered a net loss for the quarters ended March 31, 2002, and 2003, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. Stock options outstanding at March 31, 2002, and 2003, totaled 647,525 and 422,025, respectively.

Note 3.  Stock Option Plans

     The Company has three stock-based employee compensation plans:

          (1) The Company has reserved 25,000 shares of Class A common stock for issuance pursuant to an outside director stock option plan. The term of each option shall be six years from the grant date. Options vest on the first anniversary of the grant date. The exercise price of each stock option is 85 percent of the fair market value of the common stock on the date of grant. In July 2000 the Company granted outside directors 12,000 stock options in the aggregate not covered by this plan.

          (2) The Company has reserved 500,000 shares of Class A common stock for issuance pursuant to an incentive stock option plan. Any shares which expire unexercised or are forfeited become available again for issuance under the plan. Under this plan, no awards of incentive stock options may be made after December 31, 2004.

          (3) The Company has reserved 400,000 shares of Class A common stock for issuance pursuant to a new employee incentive stock option plan adopted during 2001. Any shares which expire unexercised or are forfeited become available again for issuance under the plan. Under this plan, no award of incentive stock options may be made after August 6, 2011.

     The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                          Three months ended
                                                                              March 31,
                                                                    -----------------------------
                                                                        2002             2003
                                                                    ------------     ------------
          Net loss, as reported                                       (2,037)          (1,558)
          Deduct:  Total stock-based employee compensation
          expense determined under fair value based method
          for all awards, net of related tax effects                      (1)              (5)
                                                                    ------------     ------------
          Pro forma net loss                                          (2,038)          (1,563)
                                                                    ============     ============
          Loss per share
            Basic and Diluted - as reported                            (0.42)           (0.32)
            Basic and Diluted - pro forma                              (0.42)           (0.32)


Note 4.  Long-Term Debt

     During March and April 2003, the Company amended its financing arrangement with LaSalle Bank. These amendments included provisions which waive a covenant violation at March 31, 2003, adjust the covenant requirements going forward, increase the interest rate from LaSalle's prime rate to prime rate plus two percent, and accelerate the expiration date of the agreement to April 1, 2004. In addition, the Company amended its equipment financing arrangement to provide for a waiver of a covenant violation at March 31, 2003, and the adjustment of the covenant requirement going forward. The Company believes the covenant compliance requirements for both agreements are reasonably achievable, although there can be no assurance that the required financial performance will be achieved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Except for the historical information contained herein, the discussion in this quarterly report on Form 10-K contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "anticipates," "believes," "estimates," "projects," "expects," variations of these words, and similar expressions, are intended to identify such forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: failure to turn around continued operating losses, which could result in further violation of bank covenants and acceleration of indebtedness at several financial institutions; the ability to obtain financing on acceptable terms, and obtain waivers and amendments to current financing in the event of default; economic recessions or downturns in customers' business cycles; excessive increases in capacity within truckload markets; surplus inventories; decreased demand for transportation services offered by the Company; increases or rapid fluctuations in inflation, interest rates, fuel prices, and fuel hedging; the availability and costs of attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts, or changes in excess coverage, relating to accident, cargo, workers' compensation, health, and other claims; the resale value of used equipment and prices of new equipment; seasonal factors such as harsh weather conditions that increase operating costs; regulatory requirements that increase costs and decrease efficiency, including new emissions standards and hours-of-service regulations; changes in management; and the ability to negotiate, consummate, and integrate acquisitions. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

     The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the first quarter of the Company's 2002 and 2003 fiscal years.

     For the three months ended March 31, 2003, operating revenue decreased 3.2% to $39.9 million from $41.2 million during the same quarter in 2002. Net loss was $1.6 million, or ($0.32) per diluted share, compared with net loss of $2.0 million, or ($0.42) per diluted share, during the 2002 quarter.

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

Results of Operations

     The following table sets forth the percentage relationship of certain items to revenue for the three months ended March 31, 2002 and 2003:

                                                                  Three months ended
                                                                      March 31,
                                                             -----------------------------
                                                                 2002            2003
                                                             -------------  --------------
         Operating revenue................................      100.0%          100.0%
         Operating expenses:
                  Purchased transportation................       37.1            36.0
                  Compensation and employee benefits......       32.5            31.0
                  Fuel, supplies, and maintenance.........       15.7            19.6
                  Insurance and claims....................        4.4             2.6
                  Taxes and licenses......................        2.0             2.1
                  General and administrative..............        4.4             3.4
                  Communication and utilities.............        1.2             1.0
                  Depreciation and amortization...........        9.2             9.3
                                                             --------------  -------------
                  Total operating expenses................      106.6           105.1
                                                             --------------  -------------
         Loss from operations.............................       (6.6)           (5.1)
         Interest expense, net............................        1.4             1.1
                                                             --------------  -------------
         Loss before income taxes.........................       (7.9)           (6.2)
         Income tax benefit...............................       (3.0)           (2.3)
                                                             --------------  -------------
         Net loss.........................................       (4.9)%          (3.9)%
                                                             ==============  =============

Comparison of three months ended March 31, 2003, with three months ended March 31, 2002.

     Operating revenue decreased $1.3 million (3.2%), to $39.9 million in the 2003 quarter from $41.2 million in the 2002 quarter. Lower weighted-average tractors, partially offset by increased average revenue per tractor per week and increased fuel surcharge revenue, were responsible for the decrease in operating revenue. Weighted-average tractors decreased to 1,285 in the 2003 quarter from 1,517 in the 2002 quarter as the Company disposed of a portion of its unseated company owned tractors in the last half of 2002 and contracted with fewer independent contractor providers of equipment. Management expects weighted-average tractors will remain at current levels as few tractors are scheduled to be added in 2003. Average revenue per tractor per week (excluding revenue from brokerage operations and fuel surcharges) increased to $2,183 in the 2003 quarter from $1,990 in the 2002 quarter, primarily due to a lower number of unseated company tractors. Revenue per loaded mile, net of surcharges, remained constant at $1.35 in both quarters. Finally, fuel surcharge revenue increased $1.5 million to $1.7 million in the 2003 quarter from $220,000 in the 2002 quarter. During the 2003 and 2002 quarters, approximately $1.1 million and $111,000, respectively, of the fuel surcharge revenue collected helped to offset Company fuel costs. The remainder was passed through to independent contractors.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $936,000 (6.1%), to $14.4 million in the 2003 quarter from $15.3 million in the 2002 quarter, as the Company contracted with fewer independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation decreased to 36.0% of revenue in the 2003 quarter compared with 37.1% in the 2002 quarter. This reflects a decrease in the percentage of the fleet supplied by independent contractors. Management believes the decline in independent contractors as a percentage of the Company's fleet is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which have diminished the pool of drivers interested in becoming or remaining independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 38.1% in the 2003 quarter from 41.2% in the 2002 quarter.

     Compensation and employee benefits decreased $1.0 million (7.7%), to $12.4 million in the 2003 quarter from $13.4 million in the 2002 quarter. As a percentage of revenue, compensation and employee benefits decreased to 31.0% in the 2003 quarter from 32.5% in the 2002 quarter. The decrease was primarily attributable to a decrease in wages paid to non-driver employees resulting from staff reductions and a decrease in workers' compensation claims paid and reserved. These factors were partially offset by additional wages paid to new drivers for sign-on bonuses implemented to increase driver recruiting and increased health claims and premiums in the 2003 quarter. Management expects costs for health claims and premiums will continue to increase in future periods.

     Fuel, supplies, and maintenance increased $1.4 million (20.9%), to $7.8 million in the 2003 quarter from $6.5 million in the 2002 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 19.6% of revenue in the 2003 quarter compared with 15.7% in the 2002 quarter. This increase was attributable primarily to higher fuel prices, which increased approximately 37% to an average of $1.53 per gallon in the 2003 quarter from $1.12 per gallon in the 2002 quarter. The increase in fuel prices was partially offset by a $1.0 million increase in fuel surcharge revenue which is included in operating revenue.

     Insurance and claims decreased $791,000 (43.6%), to $1.0 million in the 2003 quarter from $1.8 million in the 2002 quarter. As a percentage of revenue, insurance and claims decreased to 2.6% of revenue in the 2003 quarter compared with 4.4% in the 2002 quarter, primarily due to a net premium refund of $467,000 for the policy year ended June 30, 2002, upon accepting a $75,000 increase in self-insured retention for such policy year. The cost of insurance and claims increased substantially on July 1, 2002, when the Company increased its self-insured retention from $50,000 to $250,000 per occurrence, without a premium reduction that fully offset the increase in retention. The higher self-insured retention increases the Company's risk associated with frequency and severity of accidents and could increase the Company's expenses or make them more volatile from period to period. The insurance policies are scheduled for renewal on July 1, 2003. If the Company is unable to renew the policies on their current terms, the Company may modify the self-insured retention, and/or excess coverage, or evaluate other alternatives.

     Taxes and licenses increased $5,000 (0.6%), to $841,000 in the 2003 quarter from $836,000 in the 2002 quarter. As a percentage of revenue, taxes and licenses remained relatively constant at 2.1% of revenue in the 2003 quarter compared with 2.0% of revenue in the 2002 quarter.

     General and administrative expenses decreased $451,000 (24.9%), to $1.4 million in the 2003 quarter from $1.8 million in the 2002 quarter. As a percentage of revenue, general and administrative expenses decreased to 3.4% of revenue in the 2003 quarter compared with 4.4% of revenue in the 2002 quarter. This decrease was attributable to successful cost cutting measures and the elimination of commissioned agents at two locations.

     Communications and utilities decreased $95,000 (18.7%), to $412,000 in the 2003 quarter from $507,000 in the 2002 quarter. As a percentage of revenue, communications and utilities remained relatively constant at 1.0% of revenue in the 2003 quarter compared with 1.2% of revenue in the 2002 quarter.

     Depreciation and amortization decreased $66,000 (1.7%), to $3.7 million in the 2003 quarter from $3.8 million in the 2002 quarter. The gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2003 and 2002 quarter, depreciation and amortization included net gains from the sale of equipment of $210,000 and $649,000, respectively. As a percentage of revenue, depreciation and amortization remained relatively constant at 9.3% of revenue in the 2003 quarter compared with 9.2% of revenue in the 2002 quarter.

     Interest expense, net, decreased $106,000 (19.1%), to $448,000 in the 2003 quarter from $554,000 in the 2002 quarter. As a percentage of revenue, interest expense, net, decreased to 1.1% of revenue in the 2003 quarter compared with 1.4% in the 2002 quarter. These decreases were attributable to lower average debt outstanding.

     As a result of the foregoing, the Company's pre-tax margin was (6.2%) in the 2003 quarter versus (7.9%) in the 2002 quarter.

     The Company's income tax benefit was $913,000, or 36.9% of loss before income taxes. The Company's income tax benefit in the 2002 quarter was $1.2 million, or 37.4% of loss before income taxes. In both quarters, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of the Company's pre-tax earnings.

     As a result of the factors described above, net loss was $1.6 million in the 2003 quarter (3.9% of revenue), compared with net loss of $2.0 million in the 2002 quarter (4.9% of revenue).

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

     The Company's primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with financial institutions and equipment manufacturers. The Company is experiencing a period of negative cash flow as continuing losses and declining revenue have resulted in lower cash generated from operations and reduced borrowing capacity. As of the date of this report, the Company has little borrowing availability on its line of credit. Accordingly, the Company expects minimal capital expenditures during the remainder of 2003. The Company's ability to fund its cash requirements in future periods will depend on its ability to comply with covenants contained in financing arrangements and improve its operating results and cash flow. The Company's ability to achieve the required improvements will depend on general shipping demand by the Company's customers, fuel prices, the availability of drivers and independent contractors, insurance and claims experience, and other factors. Management is in the process of implementing several steps that are intended to improve the Company's operating results and achieve compliance with the financial covenants. These steps include: expanding the size of the Company's tractor fleet through the addition of two identified dedicated fleet operations and recruiting approximately 20 owner-operators over the remainder of the year; improving the utilization per tractor through a full-time production manager and expected increases in general freight levels; implementing a yield management program in which the Company seeks additional favorable freight while ceasing to haul less favorable freight; and identifying additional areas for cost containment, including, personnel costs and liability insurance and claims. In addition to these steps, management is working with a consulting firm to identify and evaluate additional measures to achieve and enhance profitability over the longer term. Although management believes that seasonal improvements in shipping demand and the actions being evaluated should generate the required improvements, there is no assurance that the improvements will occur as planned.

     Although there can be no assurance, management believes that cash generated by operations and available sources of financing for acquisitions of revenue equipment, although such sources are limited, will be adequate to meet its currently anticipated working capital requirements and other cash needs through 2003. To the extent that actual results or events differ from management's financial projections or business plans, the Company's liquidity may be adversely affected. Specifically, the Company's liquidity may be adversely affected by one or more of the following factors: continuing weak freight demand or a loss in customer relationships or volume; the ability to attract and retain sufficient numbers of qualified drivers and owner-operators; elevated fuel prices and the ability to collect fuel surcharges; costs associated with insurance and claims; inability to maintain compliance with, or negotiate amendments to, loan covenants; and the possibility of shortened payment terms by the Company's suppliers and vendors worried about the Company's ability to meet payment obligations. The Company expects to fund its cash requirements primarily with cash generated from operations and revolving borrowings under its bank financing.

     Net cash used by operating activities was $306,000 for the three months ended March 31, 2003. Historically, the Company's principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $2.7 million for the three months ended March 31, 2003. The average age of the Company's trade accounts receivable was approximately 33.3 days in the 2002 period and 34.5 days in the 2003 period.

     Net cash provided by investing activities was $1.9 million for the three months ended March 31, 2003. Such amounts related primarily to sales of revenue equipment and other fixed assets.

     Net cash used in financing activities was $1.5 million for the three months ended March 31, 2003, consisted primarily of net payments of principal under the Company's long-term debt agreements.

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

     At March 31, 2003, the term loan had a principal balance of $12.1 million, payable in 57 remaining equal monthly principal installments of $212,000. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables. At March 31, 2003, total borrowings under the revolving line were $3.1 million. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances, provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the arrangement. At March 31, 2003, the amount owed under capital expenditure notes was $1.1 million. At March 31, 2002, the Company had outstanding letters of credit totaling $7.4 million for self-insured amounts under its insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect the Company's liquidity. At March 31, 2003, the Company's borrowing limit under the financing arrangement was $24.7 million, leaving approximately $1.1 million in remaining availability at such date.

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

     The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. The Company was not in compliance with the tangible net worth covenant at March 31, 2003, but a waiver was received. These covenants were amended on April 15, 2003 to requirements that management believes are reasonably achievable, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. The Company was not in compliance with the required minimum tangible net worth requirement at March 31, 2003. A waiver was obtained and this covenant has since been amended. Management expects to remain in compliance going forward. If the Company fails to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such an event, the Company's liquidity would be materially and adversely impacted, and the Company's ability to continue as a going concern could be called into question if alternative financing could not be found.

     Contractual Obligations and Commercial Commitments

     The following tables set forth the contractual obligations and other commercial commitments as of March 31, 2003:

                                                                Principal Payments Due by Year
                                                                        (In Thousands)
                                                                Less than                                  After
  Contractual Obligations                          Total        One year       2-3 years     4-5 years    5 years
  ------------------------------------------------------------------------------------------------------------------
  Long-term debt                                  $39,993        $11,942        $17,611       $10,416       $ 24
  Operating leases                                    732            444             93            78        117
                                                --------------------------------------------------------------------
  Total contractual cash obligations              $40,725        $12,386        $17,704       $10,494       $141
                                                ====================================================================

The Company had no other commercial commitments at March 31, 2003.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of management's estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements included in this Form 10-Q is contained in Note 1 of the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2002. Other footnotes in the Form 10-K describe various elements of the financial statements included in this Form 10-Q and the assumptions on which specific amounts were determined.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks from changes in certain interest rates on its debt. In connection with an early March 2003 amendment, the Company's financing arrangement with LaSalle Bank was amended to provide a variable interest rate based on LaSalle's prime rate plus two percent, provided there has been no default. Prior to the amendment the variable interest rate was LaSalle's prime rate. In addition, approximately $24.0 million of the Company's other debt carries variable interest rates. This variable interest exposes the Company to the risk that interest rates may rise. Assuming borrowing levels at March 31, 2003, a one-point increase in the prime rate would increase interest expense by approximately $403,000. The remainder of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At March 31, 2003, approximately 93% of the Company's debt carries a variable interest rate and the remainder is fixed.

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 1.  LEGAL PROCEEDINGS

     No reportable events or material changes occurred during the quarter for which this report is filed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The LaSalle Bank financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. The Company was not in compliance with the tangible net worth covenant at March 31, 2003, but a waiver was received. These covenants were amended on April 15, 2003 to requirements that management believes are reasonably achievable, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. The Company was not in compliance with the required minimum tangible net worth requirement at March 31, 2003. A waiver was obtained and this covenant has since been amended. Management expects to remain in compliance going forward. If the Company fails to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such an event, the Company's liquidity would be materially and adversely impacted, and the Company's ability to continue as a going concern could be called into question if alternative financing could not be found.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits

Exhibit
 Number                                  Description
3.1      *       Articles of Incorporation.
3.2      *       Bylaws.
4.1      *       Articles of Incorporation.
4.2      *       Bylaws.
10.13    #       Third  Amendment to Amended and  Restated  Loan and Security  Agreement  dated  March 5,
                 2003,  between  LaSalle Bank  National  Association,  Smithway  Motor  Xpress,  Inc., as
                 Borrower, and East West Motor Express, Inc., as Borrower.
10.14    #       Fourth  Amendment to Amended and Restated Loan and Security  Agreement  dated  March 28,
                 2003,  between  LaSalle Bank  National  Association,  Smithway  Motor  Xpress,  Inc., as
                 Borrower, and East West Motor Express, Inc., as Borrower.
---------------------
*        Incorporated  by  reference  from the  Company's  Registration  Statement  on Form S-1,  Registration  No.
         33-90356, effective June 27, 1996.

#        Filed herewith.

(b)  Reports on Form 8-K. None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SMITHWAY MOTOR XPRESS CORP.



Date: May 13, 2003      By: /s/ G. Larry Owens
                           -------------------------------
                           G. Larry Owens
                           Executive Vice President, Chief Administrative Officer, and Chief Financial Officer, in his capacity as such and on behalf of the issuer

                                 CERTIFICATIONS

I, William G. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smithway Motor Xpress Corp.;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003         /s/ William G. Smith
                        -----------------------------
                         William G. Smith
                         Chief Executive Officer

I, G. Larry Owens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Smithway Motor Xpress Corp.;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003         /s/ G. Larry Owens
                        -----------------------------
                         G. Larry Owens
                         Chief Financial Officer