Form 10-Q
period 2003-06-30
SMITHWAY MOTOR XPRESS CORP
filed 2003-08-14
CIK 941914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________ to _________________

Commission file number 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
             (Exact name of registrant as specified in its charter)

         Nevada                                        42-1433844
-------------------------------------      ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

      2031 Quail Avenue
      Fort Dodge, Iowa                                   50501
-------------------------------------      ------------------------------------
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

As of July 31, 2003, the registrant had 3,846,821 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                               PART I
                                       FINANCIAL INFORMATION

                                                                                           PAGE
                                                                                          NUMBER
Item 1       Financial Statements                                                           3-10
             Condensed Consolidated Balance Sheets as of December 31, 2002 and
                    June 30, 2003  (unaudited)........................................      3-4
             Condensed Consolidated Statements of Operations for the three and six
                    months ended June 30, 2002 and 2003 (unaudited)...................       5
             Condensed Consolidated Statements of Cash Flows for the six
                    months ended June 30, 2002 and 2003 (unaudited)...................      6-7
             Notes to Condensed Consolidated Financial Statements (unaudited).........      8-10

Item 2       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.............................................     11-19

Item 3       Quantitative and Qualitative Disclosures About Market Risk...............      19

Item 4       Controls and Procedures..................................................      19

                                              PART II
                                         OTHER INFORMATION

Item 1       Legal Proceedings........................................................      20

Item 2       Changes in Securities and Use of Proceeds................................      20

Item 3       Defaults Upon Senior Securities..........................................      20

Item 4       Submission of Matters to a Vote of Security Holders......................      20

Item 5       Other Information........................................................      20

Item 6       Exhibits and Reports on Form 8-K.........................................      20

                                        2

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                         ------------------------------------------
                                                               December 31,           June 30,
                                                                   2002                 2003
                                                         ---------------------  -------------------

                         ASSETS
Current assets:
  Cash and cash equivalents..............................   $             105    $             349
  Receivables:
     Trade...............................................              13,496               15,635
     Other...............................................                 629                1,210
  Inventories............................................                 868                  995
  Deposits, primarily with insurers......................                 753                  849
  Prepaid expenses.......................................               1,492                1,442
  Deferred income taxes..................................               2,263                2,457
                                                         ---------------------  -------------------
            Total current assets.........................              19,606               22,937
                                                         ---------------------  -------------------
Property and equipment:
  Land...................................................               1,548                1,548
  Buildings and improvements.............................               8,210                8,210
  Tractors...............................................              71,221               70,953
  Trailers...............................................              42,517               40,651
  Other equipment........................................               8,105                5,714
                                                         ---------------------  -------------------
                                                                      131,601              127,076
   Less accumulated depreciation.........................              64,031               66,053
            Net property and equipment...................              67,570               61,023
                                                         ---------------------  -------------------
Goodwill.................................................               1,745                1,745
Other assets.............................................                 488                  436
                                                         ---------------------  -------------------
                                                            $          89,409    $          86,141
                                                         =====================  ===================



             See accompanying notes to condensed consolidated financial statements.

                                       3

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                                           ---------------------------------------------
                                                                                 December 31,             June 30,
                                                                                     2002                   2003
                                                                           ---------------------- ----------------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt..................................... $             11,595   $             11,660
  Accounts payable.........................................................                4,556                  6,108
  Accrued loss reserves....................................................                3,882                  4,295
  Accrued compensation.....................................................                2,152                  2,690
  Checks in excess of cash balances........................................                1,086                    891
  Other accrued expenses...................................................                  463                    575
                                                                           ---------------------- ----------------------
            Total current liabilities......................................               23,734                 26,219
Long-term debt, less current maturities....................................               30,533                 26,827
Deferred income taxes......................................................               10,257                  9,299
Line of credit.............................................................                1,692                  2,619
                                                                           ---------------------- ----------------------
             Total liabilities.............................................               66,216                 64,964
                                                                           ---------------------- ----------------------
Stockholders' equity:
  Preferred stock..........................................................                    -                      -
  Common stock:
     Class A...............................................................                   40                     40
     Class B...............................................................                   10                     10
  Additional paid-in capital...............................................               11,393                 11,393
  Retained earnings........................................................               12,164                 10,148
  Reacquired shares, at cost...............................................                (414)                  (414)
                                                                           ---------------------- ----------------------
            Total stockholders' equity.....................................               23,193                 21,177
Commitments
                                                                           ---------------------- ----------------------
                                                                            $             89,409   $             86,141
                                                                           ====================== ======================


                      See accompanying notes to condensed consolidated financial statements.

                                       4

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                    Three months ended                Six months ended
                                                          June 30,                         June 30,
                                             -----------------------------------------------------------------

                                                  2002             2003            2002             2003
                                             -----------------------------------------------------------------
Operating revenue:
     Freight.................................       $45,041         $42,196          $86,100         $82,075
     Other...................................           198              45              359              52
                                             -----------------------------------------------------------------
           Operating revenue.................        45,239          42,241           86,459          82,127
                                             -----------------------------------------------------------------
Operating expenses:
     Purchased transportation................        16,551          14,344           31,842          28,699
     Compensation and employee benefits......        13,740          12,653           27,144          25,027
     Fuel, supplies, and maintenance.........         7,023           7,094           13,507          14,931
     Insurance and claims....................         1,639           1,476            3,452           2,498
     Taxes and licenses......................           920             839            1,756           1,680
     General and administrative..............         1,928           1,856            3,737           3,214
     Communications and utilities............           432             381              939             793
     Depreciation and amortization...........         4,269           3,781            8,045           7,491
                                             -----------------------------------------------------------------
           Total operating expenses..........        46,502          42,424           90,422          84,333
                                             -----------------------------------------------------------------
         Loss from operations................        (1,263)           (183)          (3,963)         (2,206)
Financial (expense) income
     Interest expense........................          (524)           (496)          (1,085)           (946)
     Interest income.........................            10               2               17               4
                                             -----------------------------------------------------------------
         Loss before income taxes............        (1,777)           (677)          (5,031)         (3,148)
Income tax benefit...........................          (616)           (219)          (1,833)         (1,132)
                                             -----------------------------------------------------------------
          Net loss...........................       $(1,161)        $  (458)         $(3,198)        $(2,016)
                                             =================================================================
Basic and diluted loss per share.............       $ (0.24)        $ (0.09)         $ (0.66)        $ (0.42)
                                             =================================================================
Basic and diluted weighted average shares
outstanding..................................     4,846,021       4,846,821        4,845,277       4,846,821
                                             =================================================================








                  See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)

                                                                          Six months ended
                                                                              June 30,
                                                                    ------------------------------
                                                                        2002            2003
                                                                    --------------  --------------
Cash flows from operating activities:
  Net loss.........................................................    $  (3,198)      $  (2,016)
                                                                    --------------  --------------
  Adjustments to reconcile net loss to cash used by operating activities:
      Depreciation and amortization................................        8,045           7,491
      Deferred income tax benefit..................................       (1,843)         (1,152)
      Change in:
           Receivables.............................................       (1,843)         (2,720)
           Inventories.............................................          (35)           (127)
           Deposits, primarily with insurers.......................           31             (96)
           Prepaid expenses........................................         (493)             50
           Accounts payable and other accrued liabilities..........        2,533           2,615
                                                                    --------------  --------------
               Total adjustments...................................        6,395           6,061
                                                                    --------------  --------------
                 Net cash provided by operating activities.........        3,197           4,045
                                                                    --------------  --------------
Cash flows from investing activities:
  Purchase of property and equipment...............................         (837)           (271)
  Proceeds from sale of property and equipment.....................        2,735           2,231
  Other............................................................           46              52
                                                                    --------------  --------------
             Net cash provided by investing activities.............        1,944           2,012
                                                                    --------------  --------------
Cash flows from financing activities:
  Net borrowings on line of credit.................................        3,295             927
  Principal payments on long-term debt.............................       (8,055)         (6,545)
  Change in checks issued in excess of cash balances...............            -            (195)
  Treasury stock reissued..........................................            6               -
                                                                    --------------  --------------
            Net cash used in financing activities..................       (4,754)         (5,813)
                                                                    --------------  --------------
            Net increase in cash and cash equivalents..............          387             244
Cash and cash equivalents at beginning of period...................          722             105
                                                                    --------------  --------------
Cash and cash equivalents at end of period.........................    $   1,109       $     349
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

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, continued
                             (Dollars in thousands)
                                   (unaudited)

                                                                             Six months ended
                                                                                 June 30,
                                                                       ------------------------------
                                                                           2002            2003
                                                                       --------------  --------------
Supplemental disclosure of cash flow information:
   Cash paid (received) during period for:
          Interest.................................................       $   1,114        $    894
          Income taxes.............................................          (1,041)             15
                                                                       ==============  ==============

Supplemental schedules of noncash investing and financing
activities:
   Notes payable issued for tractors and trailers..................       $   2,282        $  2,904
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

Note 2.  Liquidity

     The Company incurred significant losses in 2001 and 2002, and has continued to incur losses in the first two quarters of 2003. In addition, working capital is a negative $4,128 and $3,282 at December 31, 2002 and June 30, 2003, respectively. The Company was in violation of its bank covenants at December 31, 2002, March 31, 2003, and June 30, 2003, respectively, but received waivers. Since the beginning of 2003, there have been several amendments to the financing arrangement. These amendments have temporarily increased the borrowing base, permanently increased the interest rate, and revised the financial covenants to reflect financial performance that management believes is reasonably achievable, although there can be no assurance that the required financial performance will be achieved. The Company's 2002 cash flows from operations would not be sufficient to cover the 2003 debt service requirements.

     During 2002, the Company's primary sources of liquidity were funds provided by operations and borrowings under credit arrangements with financial institutions and equipment manufacturers. The Company is experiencing a period of negative cash flow as continuing losses and declining revenue have resulted in lower cash generated from operations and reduced borrowing capacity. As of the date of this report, management believes that the Company has adequate borrowing availability on its line of credit. The Company expects minimal capital expenditures during 2003. The Company's ability to fund its cash requirements in future periods will depend on its ability to comply with covenants contained in financing arrangements and improve its operating results and cash flow. The Company's ability to achieve the required improvements will depend on general shipping demand of the Company's customers, fuel prices, the availability of drivers and independent contractors, insurance and claims experience, and other factors. Management is in the process of implementing several steps, some of which were developed with the assistance of a consulting firm engaged by the board of directors, that are intended to improve the Company's operating results and achieve compliance with the financial covenants. These steps include: consolidating terminals; improving the utilization per tractor through a full-time production manager; implementing a yield management program in which the Company seeks additional favorable freight while ceasing to haul less favorable freight; and identifying additional areas for cost containment, including, personnel costs and reducing the Company's excess insurance coverage limit effective July 1, 2003 to $2.0 million. Although management believes that seasonal improvements in shipping demand during the third quarter and the actions being evaluated should generate the required improvements, there is no assurance that the improvements will occur as planned. Assuming the improvements do occur as planned, management believes there will be sufficient cash flow to meet the Company's liquidity requirements at least through June 30, 2004. To the extent that actual results or events differ from management's financial projections or business plans, the Company's liquidity may be adversely affected and the Company may be unable to comply with its financial covenants. In such event, the Company's liquidity would be materially and adversely impacted, and the Company's ability to continue as a going concern would be called into question if alternative financing could not be found.

Note 3.  Net earnings per common share

     Basic earnings per share have been computed by dividing net earnings by the weighted average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because the Company suffered a net loss for the three months and six months ended June 30, 2002, and 2003, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. Stock options outstanding at June 30, 2002, and 2003, totaled 594,525 and 303,150, respectively.

Note 4.  Stock Option Plans

     The Company has three stock-based employee compensation plans:

          (1) The Company has reserved 25,000 shares of Class A common stock for issuance pursuant to an outside director stock option plan. The term of each option granted under this plan is six years from the grant date. Options fully vest on the first anniversary of the grant date. The exercise price of each stock option is 85 percent of the fair market value of the common stock on the date of grant. In July 2000 the Company granted outside directors 12,000 stock options in the aggregate not covered by this plan.

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

     The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted to employees under these plans had an exercise price equal to the market value of the common stock on the date of the grant.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The Company used the Black-Scholes option pricing model to determine the fair value of stock options for the three and six months ended June 30, 2002, and 2003. The following assumptions were used in determining the fair value of these options: weighted average risk-free interest rate, 4.55% in 2002 and 2.54% in 2003; weighted average expected life, 5 years in 2002 and 2003; and weighted average expected volatility, 61% in 2002, , and 66% in 2003. There were no expected dividends. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

                                            Three months ended                 Six months ended
                                                  June 30,                         June 30,
                                         ----------------------------    -----------------------------
                                            2002            2003            2002             2003
                                         -----------     ------------    ------------     ------------
Net loss, as reported                     $ (1,161)         $  (458)       $ (3,198)        $ (2,016)
Deduct:  Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of related
tax effects                                     (2)              (4)             (3)              (9)
                                         -----------     ------------    ------------     ------------
Pro forma net loss                        $ (1,163)         $  (462)       $ (3,201)        $ (2,025)
                                         ===========     ============    ============     ============
Loss per share
   Basic and Diluted - as reported        $  (0.24)         $ (0.09)       $  (0.66)        $  (0.42)
   Basic and Diluted - pro forma          $  (0.24)         $ (0.09)       $  (0.66)        $  (0.42)

Note 5.  Long-Term Debt

     During July 2003, the Company amended its financing arrangement with LaSalle Bank. This amendment included provisions which waive the covenant violation for the quarter ended June 30, 2003 and also as of July 31, 2003. The amendment also extends the expiration date of the agreement to July 1, 2004 and reduces the maximum loan limit from $32,500 to $27,500. The Company believes the covenant compliance requirements for its financing agreements are reasonably achievable, although there can be no assurance that the required financial performance will be achieved.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Except for the historical information contained herein, the discussion in this quarterly report on Form 10-K contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "anticipates," "believes," "estimates," "projects," "expects," variations of these words, and similar expressions, are intended to identify such forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: failure to turn around continued operating losses, which could result in further violation of bank covenants and acceleration of indebtedness at several financial institutions; the ability to obtain financing on acceptable terms, and obtain waivers and amendments to current financing in the event of default; economic recessions or downturns in customers' business cycles; excessive increases in capacity within truckload markets; surplus inventories; decreased demand for transportation services offered by the Company; increases or rapid fluctuations in inflation, interest rates, fuel prices, and fuel hedging; the availability and costs of attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts, or changes in excess coverage, relating to accident, cargo, workers' compensation, health, and other claims; increased exposure with respect to accident claims as a result of a reduction of the Company's excess insurance coverage limit; the resale value of used equipment and prices of new equipment; seasonal factors such as harsh weather conditions that increase operating costs; regulatory requirements that increase costs and decrease efficiency, including new emissions standards and hours-of-service regulations; changes in management; and the ability to negotiate, consummate, and integrate acquisitions. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

     The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the second quarter and first six months of the Company's 2002 and 2003 fiscal years.

     For the three months ended June 30, 2003, operating revenue decreased 6.6% to $42.2 million from $45.2 million during the same quarter in 2002. Net loss was $458,000, or ($0.09) per diluted share, compared with net loss of $1.2 million, or ($0.24) per diluted share, during the 2002 quarter. For the six months ended June 30, 2003, operating revenue decreased 5.0% to $82.1 million from $86.5 million during the same period in 2002. Net loss was $2.0 million, or ($0.42) per diluted share, compared with net loss of $3.2 million, or ($0.66) per diluted share, during the 2002 period.

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

Results of Operations

     The following table sets forth the percentage relationship of certain items to revenue for the three and six months ended June 30, 2002 and 2003:

                                                         Three months ended         Six months ended
                                                              June 30,                  June 30,
                                                       ------------------------  -----------------------
                                                          2002         2003        2002         2003
                                                       -----------  -----------  ----------   ----------
Operating revenue.....................................   100.0%       100.0%       100.0%       100.0%
Operating expenses:
    Purchased transportation..........................    36.6         34.0         36.8         34.9
    Compensation and employee benefits................    30.4         30.0         31.4         30.5
    Fuel, supplies, and maintenance...................    15.5         16.8         15.6         18.2
    Insurance and claims..............................     3.6          3.5          4.0          3.0
    Taxes and licenses................................     2.0          2.0          2.0          2.0
    General and administrative........................     4.3          4.4          4.3          3.9
    Communication and utilities.......................     1.0          0.9          1.1          1.0
    Depreciation and amortization.....................     9.4          9.0          9.3          9.1
                                                       -----------  -----------  ----------   ----------
    Total operating expenses..........................   102.8        100.4        104.6        102.7
                                                       -----------  -----------  ----------   ----------
Loss from operations..................................   (2.8)        (0.4)        (4.6)        (2.7)
Interest expense, net.................................    1.2          1.2          1.3          1.2
                                                       -----------  -----------  ----------   ----------
Loss before income taxes..............................   (3.9)        (1.6)        (5.8)        (3.8)
Income tax benefit....................................   (1.4)        (0.5)        (2.1)        (1.4)
                                                       -----------  -----------  ----------   ----------
Net loss..............................................   (2.6)%       (1.1)%       (3.7)%       (2.5)%
                                                       ===========  ===========  ==========   ==========

Comparison of three months ended June 30, 2003, with three months ended June 30, 2002.

     Operating revenue decreased $3.0 million (6.6%), to $42.2 million in the 2003 quarter from $45.2 million in the 2002 quarter. Lower weighted average tractors, partially offset by increased average revenue per tractor per week and increased fuel surcharge revenue, were responsible for the decrease in operating revenue. Weighted average tractors decreased to 1,257 in the 2003 quarter from 1,466 in the 2002 quarter as the Company disposed of a portion of its unseated company owned tractors in the last half of 2002 and contracted with fewer independent contractor providers of equipment. In the near term, management expects weighted average tractors will remain approximately at current levels as few tractors are scheduled to be added in 2003. Average revenue per tractor per week (excluding revenue from brokerage operations, fuel surcharges, and other revenue) increased to $2,389 in the 2003 quarter from $2,221 in the 2002 quarter, primarily due to a lower number of unseated company tractors. Revenue per loaded mile, net of surcharges, increased to $1.37 in the 2003 quarter from $1.36 in the 2002 quarter. Finally, fuel surcharge revenue increased $759,000 to $1.4 million in the 2003 quarter from $686,000 in the 2002 quarter. During the 2003 and 2002 quarters, approximately $979,000 and $376,000, respectively, of the fuel surcharge revenue collected helped to offset Company fuel costs. The remainder was passed through to independent contractors.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $2.2 million (13.3%), to $14.3 million in the 2003 quarter from $16.6 million in the 2002 quarter, as the Company contracted with fewer independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation decreased to 34.0% of revenue in the 2003 quarter compared with 36.6% in the 2002 quarter. This reflects a decrease in the percentage of the fleet supplied by independent contractors. Management believes the decline in independent contractors as a percentage of the Company's fleet is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which have diminished the pool of drivers interested in becoming or remaining independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 36.5% in the 2003 quarter from 39.8% in the 2002 quarter.

     Compensation and employee benefits decreased $1.1 million (7.9%), to $12.7 million in the 2003 quarter from $13.7 million in the 2002 quarter. As a percentage of revenue, compensation and employee benefits decreased to 30.0% in the 2003 quarter from 30.4% in the 2002 quarter. The decrease was primarily attributable to a decrease in wages paid to non-driver employees resulting from staff reductions and a decrease in workers' compensation claims paid and reserved. These factors were partially offset by additional wages paid to new drivers for sign-on bonuses implemented to enhance driver recruiting.

     Fuel, supplies, and maintenance increased $71,000 (1.0%), to $7.1 million in the 2003 quarter from $7.0 million in the 2002 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 16.8% of revenue in the 2003 quarter compared with 15.5% in the 2002 quarter. This reflects a decrease in the percentage of the fleet supplied by independent contractors. Although fuel prices increased approximately 11% to an average of $1.37 per gallon in the 2003 quarter from $1.23 per gallon in the 2002 quarter, the increase in fuel prices was partially offset by a $603,000 increase in fuel surcharge revenue which is included in operating revenue.

     Insurance and claims decreased $163,000 (9.9%), to $1.5 million in the 2003 quarter from $1.6 million in the 2002 quarter. As a percentage of revenue, insurance and claims remained relatively constant at 3.5% of revenue in the 2003 quarter compared with 3.6% in the 2002 quarter. The cost of insurance and claims increased substantially on July 1, 2002, when the Company increased its self-insured retention from $50,000 to $250,000 per occurrence, without a premium reduction that fully offset the increase in retention. The higher self-insured retention increases the Company's risk associated with frequency and severity of accidents and could increase the Company's expenses or make them more volatile from period to period. The insurance policies were renewed on July 1, 2003 without modification to the self-retention level, but the Company's excess insurance coverage limit was reduced to $2.0 million. Management expects insurance and claims expense, as a percentage of revenue, will remain at current levels in future periods unless the Company were to experience an increase in the number or severity of accidents over the reduced excess policy coverage limit, which could result in a substantial increase in this expense category as a percentage of revenue.

     Taxes and licenses decreased $81,000 (8.8%), to $839,000 in the 2003 quarter from $920,000 in the 2002 quarter reflecting a decrease in the weighted average number of tractors in the fleet. As a percentage of revenue, taxes and licenses remained constant at 2.0% of revenue in the 2003 and 2002 quarter.

     General and administrative expenses decreased $72,000 (3.7%), to $1.9 million in the 2003 quarter from $1.9 million in the 2002 quarter. As a percentage of revenue, general and administrative expenses remained relatively constant at 4.4% of revenue in the 2003 quarter compared with 4.3% of revenue in the 2002 quarter. During the quarter, decreases attributable to successful cost cutting measures and the elimination of commissioned agents at two locations were offset by a $307,000 increase in professional and consulting fees.

     Communications and utilities decreased $51,000 (11.8%), to $381,000 in the 2003 quarter from $432,000 in the 2002 quarter reflecting a decrease in the weighted average number of tractors in the fleet. As a percentage of revenue, communications and utilities remained relatively constant at 0.9% of revenue in the 2003 quarter compared with 1.0% of revenue in the 2002 quarter.

     Depreciation and amortization decreased $488,000 (11.4%), to $3.8 million in the 2003 quarter from $4.3 million in the 2002 quarter. The gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2003 and 2002 quarter, depreciation and amortization included net gains from the sale of equipment of $69,000 and $54,000, respectively. As a percentage of revenue, depreciation and amortization decreased to 9.0% of revenue in the 2003 quarter compared with 9.4% of revenue in the 2002 quarter because of higher revenue per seated tractor, which more effectively spread this cost.

     Interest expense, net, decreased $20,000 (3.9%), to $494,000 in the 2003 quarter from $514,000 in the 2002 quarter reflecting lower average debt outstanding, partially offset by higher interest rates. As a percentage of revenue, interest expense, net, remained constant at 1.2% of revenue in the 2003 and 2002 quarter.

     As a result of the foregoing, the Company's pre-tax margin was (1.6%) in the 2003 quarter versus (3.9%) in the 2002 quarter.

     The Company's income tax benefit was $219,000, or 32.3% of loss before income taxes. The Company's income tax benefit in the 2002 quarter was $616,000, or 34.7% of loss before income taxes. In both quarters, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of the Company's pre-tax earnings.

     As a result of the factors described above, net loss was $458,000 in the 2003 quarter (1.1% of revenue), compared with net loss of $1.2 million in the 2002 quarter (2.6% of revenue).

Comparison of six months ended June 30, 2003, with six months ended June 30, 2002.

     Operating revenue decreased $4.3 million (5.0%), to $82.1 million in the 2003 period from $86.5 million in the 2002 period. Lower weighted average tractors, partially offset by increased average revenue per tractor per week and increased fuel surcharge revenue, were responsible for the decrease in operating revenue. Weighted average tractors decreased to 1,271 in the 2003 period from 1,492 in the 2002 period as the Company disposed of a portion of its unseated company owned tractors in the last half of 2002 and contracted with fewer independent contractor providers of equipment. In the near term, management expects weighted average tractors will remain approximately at current levels as few tractors are scheduled to be added in 2003. Average revenue per tractor per week (excluding revenue from brokerage operations, fuel surcharges, and other income) increased to $2,285 in the 2003 period from $2,103 in the 2002 period, primarily due to a lower number of unseated company tractors. Revenue per loaded mile, net of surcharges, remained constant at $1.36 in both periods. Finally, fuel surcharge revenue increased $2.3 million to $3.2 million in the 2003 period from $906,000 in the 2002 period. During the 2003 and 2002 periods, approximately $2.1 million and $488,000, respectively, of the fuel surcharge revenue collected helped to offset Company fuel costs. The remainder was passed through to independent contractors.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $3.1 million (9.9%), to $28.7 million in the 2003 period from $31.8 million in the 2002 period, as the Company contracted with fewer independent contractor providers of revenue equipment. As a percentage of revenue, purchased transportation decreased to 34.9% of revenue in the 2003 period compared with 36.8% in the 2002 period. This reflects a decrease in the percentage of the fleet supplied by independent contractors. Management believes the decline in independent contractors as a percentage of the Company's fleet is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which have diminished the pool of drivers interested in becoming or remaining independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 37.3% in the 2003 period from 40.5% in the 2002 period.

     Compensation and employee benefits decreased $2.1 million (7.8%), to $25.0 million in the 2003 period from $27.1 million in the 2002 period. As a percentage of revenue, compensation and employee benefits decreased to 30.5% in the 2003 period from 31.4% in the 2002 period. The decrease was primarily attributable to a decrease in wages paid to non-driver employees resulting from staff reductions and a decrease in workers' compensation claims paid and reserved. These factors were partially offset by additional wages paid to new drivers for sign-on bonuses implemented to enhance driver recruiting and increased health claims and premiums in the 2003 period.

     Fuel, supplies, and maintenance increased $1.4 million (10.5%), to $14.9 million in the 2003 period from $13.5 million in the 2002 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 18.2% of revenue in the 2003 period compared with 15.6% in the 2002 period. This reflects a decrease in the percentage of the fleet supplied by independent contractors. Although fuel prices increased approximately 24% to an average of $1.45 per gallon in the 2003 period from $1.17 per gallon in the 2002 period, the increase in fuel prices was partially offset by a $1.6 million increase in fuel surcharge revenue which is included in operating revenue.

     Insurance and claims decreased $1.0 million (27.6%), to $2.5 million in the 2003 period from $3.5 million in the 2002 period. As a percentage of revenue, insurance and claims decreased to 3.0% of revenue in the 2003 period compared with 4.0% in the 2002 period, primarily due to a net premium refund of $467,000 for the policy year ended June 30, 2002, upon accepting a $75,000 increase in self-insured retention for such policy year. The cost of insurance and claims increased substantially on July 1, 2002, when the Company increased its self-insured retention from $50,000 to $250,000 per occurrence, without a premium reduction that fully offset the increase in retention. The higher self-insured retention increases the Company's risk associated with frequency and severity of accidents and could increase the Company's expenses or make them more volatile from period to period. The insurance policies were renewed on July 1, 2003 without modification to the self-retention level, but the Company's excess insurance coverage limit was reduced to $2.0 million. Management expects insurance and claims expense, as a percentage of revenue, will remain at current levels in future periods unless the Company were to experience an increase in the number or severity of accidents over the reduced excess policy coverage limit, which could result in a substantial increase in this expense category as a percentage of revenue.

     Taxes and licenses decreased $76,000 (4.3%), to $1.7 million in the 2003 period from $1.8 million in the 2002 period. As a percentage of revenue, taxes and licenses remained constant at 2.0% of revenue in the 2003 and 2002 period.

     General and administrative expenses decreased $523,000 (14.0%), to $3.2 million in the 2003 period from $3.7 million in the 2002 period. As a percentage of revenue, general and administrative expenses decreased to 3.9% of revenue in the 2003 period compared with 4.3% of revenue in the 2002 period. During the period, decreases attributable to successful cost cutting measures and the elimination of commissioned agents at two locations were partially offset by a $307,000 increase in professional and consulting fees in the second quarter.

     Communications and utilities decreased $146,000 (15.5%), to $793,000 in the 2003 period from $939,000 in the 2002 period reflecting a decrease in the weighted average number of tractors in the fleet. As a percentage of revenue, communications and utilities remained relatively constant at 1.0% of revenue in the 2003 period compared with 1.1% of revenue in the 2002 period.

     Depreciation and amortization decreased $554,000 (6.9%), to $7.5 million in the 2003 period from $8.0 million in the 2002 period. The gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2003 and 2002 period, depreciation and amortization included net gains from the sale of equipment of $279,000 and $703,000, respectively. As a percentage of revenue, depreciation and amortization remained relatively constant at 9.1% of revenue in the 2003 period compared with 9.3% of revenue in the 2002 period because of higher revenue per seated tractor, which more effectively spread this cost.

     Interest expense, net, decreased $126,000 (11.8%), to $942,000 in the 2003 period from $1.1 million in the 2002 period reflecting lower average debt outstanding, partially offset by higher interest rates. As a percentage of revenue, interest expense, net, decreased to 1.2% of revenue in the 2003 period compared with 1.3% in the 2002 period.

     As a result of the foregoing, the Company's pre-tax margin was (3.8%) in the 2003 period versus (5.8%) in the 2002 period.

     The Company's income tax benefit was $1.1 million, or 36.0% of loss before income taxes. The Company's income tax benefit in the 2002 period was $1.8 million, or 36.4% of loss before income taxes. In both periods, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of the Company's pre-tax earnings.

     As a result of the factors described above, net loss was $2.0 million in the 2003 period (2.5% of revenue), compared with net loss of $3.2 million in the 2002 period (3.7% of revenue).

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

     The Company's primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with financial institutions and equipment manufacturers. The Company's ability to fund its cash requirements in future periods will depend on its ability to comply with covenants contained in financing arrangements, and will require improvement in its operating results and cash flow. The Company's ability to achieve the required improvements will depend on general shipping demand of the Company's customers, fuel prices, the availability of drivers and independent contractors, insurance and claims experience, and other factors. Management is in the process of implementing several steps, some of which were developed with the assistance of a consulting firm engaged by the board of directors, that are intended to improve the Company's operating results and achieve compliance with the financial covenants. These steps include: consolidating terminals; improving the utilization per tractor through a full-time production manager; implementing a yield management program in which the Company seeks additional favorable freight while ceasing to haul less favorable freight; and identifying additional areas for cost containment, including, personnel costs and reducing the Company's excess insurance coverage limit effective July 1, 2003 to $2.0 million. Although management believes that seasonal improvements in shipping demand during the third quarter and the actions being evaluated should generate the required improvements, there is no assurance that the improvements will occur as planned.

     Although there can be no assurance, management believes that cash generated by operations and available sources of financing for acquisitions of revenue equipment, although such sources are limited, will be adequate to meet its currently anticipated working capital requirements and other cash needs through June 30, 2004. To the extent that actual results or events differ from management's financial projections or business plans, the Company's liquidity may be adversely affected. Specifically, the Company's liquidity may be adversely affected by one or more of the following factors: continuing weak freight demand or a loss in customer relationships or volume; the ability to attract and retain sufficient numbers of qualified drivers and owner-operators; elevated fuel prices and the ability to collect fuel surcharges; costs associated with insurance and claims; increased exposure with respect to accident claims as a result of a reduction of the Company's excess insurance coverage limit; inability to maintain compliance with, or negotiate amendments to, loan covenants; and the possibility of shortened payment terms by the Company's suppliers and vendors worried about the Company's ability to meet payment obligations. The Company expects to fund its cash requirements primarily with cash generated from operations and revolving borrowings under its bank financing.

     Net cash provided by operating activities was $4.0 million for the six months ended June 30, 2003, compared with $3.2 million for the 2002 period. The increase in net cash provided by operating activities was primarily due to improved operating results. Historically, the Company's principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $2.7 million for the six months ended June 30, 2003. The average age of the Company's trade accounts receivable was approximately 33.1 days in the 2002 period and 34.1 days in the 2003 period.

     Net cash provided by investing activities was $2.0 million for the six months ended June 30, 2003 compared with $1.9 million for the 2002 period. Such amounts related primarily to sales of revenue equipment and other fixed assets.

     Net cash used in financing activities was $5.8 million for the six months ended June 30, 2003 compared with $4.8 million for the 2002 period. Net cash used in financing primarily consisted of net payments of principal under the Company's long-term debt agreements.

     The Company has a financing arrangement with LaSalle Bank, which expires on July 1, 2004, and provides for automatic month-to-month renewals under certain conditions. LaSalle may terminate the arrangement prior to

July 1, 2004, in the event of default, and may terminate at anytime during the renewal terms. The arrangement provides for a term loan, a revolving line of credit, a capital expenditure loan, and financing for letters of credit. The combination of all loans with LaSalle Bank cannot exceed the lesser of $27.5 million or a specified borrowing base.

     At June 30, 2003, the term loan had a principal balance of $11.3 million, payable in 54 remaining equal monthly principal installments of $210,000. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables. At June 30, 2003, total borrowings under the revolving line were $2.6 million. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances, provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the arrangement. At June 30, 2003, the amount owed under capital expenditure notes was $1.1 million. At June 30, 2003, the Company had outstanding letters of credit totaling $7.4 million for self-insured amounts under its insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect the Company's liquidity. At June 30, 2003, the Company's borrowing limit under the financing arrangement was $24.2 million, leaving approximately $1.8 million in remaining availability at such date.

     The Company is required to pay a facility fee on the LaSalle financing arrangement of .25% of the maximum loan limit. In order to reduce costs, the maximum loan limit was reduced from $32.5 million to $27.5 million as the Company's actual borrowing capacity is not expected to exceed $27 million. Borrowings under the arrangement are secured by liens on revenue equipment, accounts receivable, and certain other assets. In connection with the March 2003 amendment, the interest rate on outstanding borrowings under the arrangement was increased from LaSalle's prime rate to the prime rate plus two percent.

     The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. The Company was in compliance with the tangible net worth covenant at June 30, 2003. The Company was not in compliance with the fixed charge coverage ratio requirement at June 30, 2003. A waiver of such noncompliance was obtained though July 31, 2003. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. The Company was in compliance with the required minimum tangible net worth requirement at June 30, 2003. Although there can be no assurance, management expects to remain in compliance with the various financial covenants under its financing arrangements going forward. If the Company fails to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such an event, the Company's liquidity would be materially and adversely impacted, and the Company's ability to continue as a going concern could be called into question if alternative financing could not be found.

     Contractual Obligations and Commercial Commitments

     The following tables set forth the contractual obligations and other commercial commitments as of June 30, 2003:

                                                                Principal Payments Due by Year
                                                                        (In Thousands)
                                                                Less than                                  After
  Contractual Obligations                          Total        One year       2-3 years     4-5 years    5 years
  ------------------------------------------------------------------------------------------------------------------
  Long-term debt                                   $38,487       $11,659        $16,487       $10,340     $   -
  Line of credit                                     2,619             -          2,619             -         -
  Operating leases                                     615           347             90            78        101
                                                --------------------------------------------------------------------
  Total contractual cash obligations               $41,721       $12,006        $19,196       $10,418     $  101
                                                ====================================================================

The Company had no other commercial commitments at June 30, 2003. Long-term debt payment dates assume continued compliance with debt covenants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks from changes in certain interest rates on its debt. In connection with the March 2003 amendment, the Company's financing arrangement with LaSalle Bank was amended to provide a variable interest rate based on LaSalle's prime rate plus two percent, provided there has been no default. Prior to the amendment the variable interest rate was LaSalle's prime rate. In addition, approximately $24.2 million of the Company's other debt carries variable interest rates. This variable interest exposes the Company to the risk that interest rates may rise. Assuming borrowing levels at June 30, 2003, a one-point increase in the prime rate would increase annual interest expense by approximately $392,000. The remainder of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At June 30, 2003, approximately 95% of the Company's debt carries a variable interest rate and the remainder is fixed.

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

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of period covered by this report. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003, that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     No reportable events or material changes occurred during the quarter for which this report is filed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company's financing arrangement with LaSalle Bank requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. The Company was in compliance with the tangible net worth covenant at June 30, 2003. The Company was not in compliance with the fixed charge coverage ratio requirement at June 30, 2003. A waiver of such noncompliance was obtained though July 31, 2003. Although there can be no assurance, management expects to remain in compliance with the various financial covenants under its financing arrangements going forward. If the Company fails to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such an event, the Company's liquidity would be materially and adversely impacted, and the Company's ability to continue as a going concern could be called into question if alternative financing could not be found.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number                                                 Description
3.1        *               Articles of Incorporation.

3.2        *               Bylaws.

4.1        *               Articles of Incorporation.

4.2        *               Bylaws.

10.15      #               Fifth  Amendment to Amended and Restated  Loan and  Security  Agreement  dated April 15,
                           2003,  between  LaSalle Bank  National  Association,  Smithway  Motor  Xpress,  Inc., as
                           Borrower, and East West Motor Express, Inc., as Borrower.

31.1       #               Certification  pursuant to Item  601(b)(31)  of Regulation  S-K, as adopted  pursuant to
                           Section 302 of the  Sarbanes-Oxley Act of 2002, by William G. Smith, the Company's Chief
                           Executive Officer

31.2       #               Certification  pursuant to Item  601(b)(31)  of Regulation  S-K, as adopted  pursuant to
                           Section 302 of the  Sarbanes-Oxley  Act of 2002, by G. Larry Owens,  the Company's Chief
                           Financial Officer

32.1       #               Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002,  by William G. Smith,  the Company's  Chief  Executive
                           Officer

32.2       #               Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by G. Larry Owens, the Company's Chief Financial Officer
------------------------------------
*         Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-
          90356, effective June 27, 1996.
#         Filed herewith.

(b)       Reports on Form 8-K.

          During the quarter ended June 30, 2003, the Company filed with, or furnished to, the Securities and
          Exchange Commission (the "Commission") the following Current Reports on Form 8-K:

          Current Report on Form 8-K dated April 18, 2003 (filed with the Commission on April 21, 2003)
          reporting the Company's issuance of a press release to announce financial and operating results for the quarter and year ended December 31, 2002, the filing of the Company's Annual Report on Form 10-K, amendments to the Company's financing arrangements, and expectations regarding results for the first quarter of 2003; and

          Current Report on Form 8-K dated April 25, 2003 (filed with the Commission on April 29, 2003) reporting the Company's issuance of a press release to announce financial and operating results for the quarter ended March 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SMITHWAY MOTOR XPRESS CORP.



Date: August 14, 2003       By:  /s/ G. Larry Owens
                               -------------------------------------
                               G. Larry Owens
                               Executive Vice President, Chief Administrative Officer, and Chief Financial Officer, in his capacity as such and on behalf of the issuer