Form 10-Q
period 2003-09-30
SMITHWAY MOTOR XPRESS CORP
filed 2003-11-13
CIK 941914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______________ to _________________

Commission file number 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                       42-1433844
---------------------------------           -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

       2031 Quail Avenue
       Fort Dodge, Iowa                                   50501
---------------------------------           -----------------------------------
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

As of October 31, 2003, the registrant had 3,846,821 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

                                                                                           PAGE
                                                                                          NUMBER
Item 1       Financial Statements                                                          3-10

             Condensed Consolidated Balance Sheets as of December 31, 2002 and
                    September 30, 2003  (unaudited)...................................     3-4

             Condensed Consolidated Statements of Operations for the three and nine
                    months ended September 30, 2002 and 2003 (unaudited)..............      5

             Condensed Consolidated Statements of Cash Flows for the nine
                    months ended September 30, 2002 and 2003 (unaudited)..............     6-7

             Notes to Condensed Consolidated Financial Statements (unaudited).........     8-10

Item 2       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.............................................     11-20

Item 3       Quantitative and Qualitative Disclosures About Market Risk...............      20

Item 4       Controls and Procedures..................................................      20

                                     PART II
                                OTHER INFORMATION

Item 1       Legal Proceedings........................................................      21

Item 2       Changes in Securities and Use of Proceeds................................      21

Item 3       Defaults Upon Senior Securities..........................................      21

Item 4       Submission of Matters to a Vote of Security Holders......................      21

Item 5       Other Information........................................................      21

Item 6       Exhibits and Reports on Form 8-K.........................................      22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                         ------------------------------------------
                                                               December 31,        September 30,
                                                                   2002                 2003
                                                         ---------------------  -------------------
                         ASSETS
Current assets:
  Cash and cash equivalents..............................   $             105      $           169
  Receivables:
     Trade...............................................              13,496               15,590
     Other...............................................                 629                  804
  Inventories............................................                 868                1,029
  Deposits, primarily with insurers......................                 753                  928
  Prepaid expenses.......................................               1,492                1,664
  Deferred income taxes..................................               2,263                2,313
                                                         ---------------------  -------------------
      Total current assets...............................              19,606               22,497
                                                         ---------------------  -------------------
Property and equipment:
  Land...................................................               1,548                1,548
  Buildings and improvements.............................               8,210                8,208
  Tractors...............................................              71,221               69,727
  Trailers...............................................              42,517               40,414
  Other equipment........................................               8,105                5,588
                                                         ---------------------  -------------------
                                                                      131,601              125,485
  Less accumulated depreciation..........................              64,031               67,646
      Net property and equipment.........................              67,570               57,839
                                                         ---------------------  -------------------
Goodwill.................................................               1,745                1,745
Other assets.............................................                 488                  237
                                                         ---------------------  -------------------
                                                            $          89,409      $        82,318
                                                         =====================  ===================


     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                       --------------------------------------------
                                                              December 31,         September 30,
                                                                  2002                 2003
                                                       ---------------------- ---------------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.................  $            11,595    $           11,197
  Accounts payable.....................................                4,556                 6,152
  Accrued loss reserves................................                3,882                 4,972
  Accrued compensation.................................                2,152                 2,784
  Checks in excess of cash balances....................                1,086                 1,310
  Other accrued expenses...............................                  463                   439
                                                       ---------------------- ---------------------
        Total current liabilities......................               23,734                26,854
Long-term debt, less current maturities................               30,533                24,951
Deferred income taxes..................................               10,257                 9,063
Line of credit.........................................                1,692                   578
                                                       ---------------------- ---------------------
        Total liabilities..............................               66,216                61,446
                                                       ---------------------- ---------------------
Stockholders' equity:
  Preferred stock......................................                    -                     -
  Common stock:
    Class A............................................                   40                    40
    Class B............................................                   10                    10
  Additional paid-in capital...........................               11,393                11,393
  Retained earnings....................................               12,164                 9,843
  Reacquired shares, at cost...........................                (414)                 (414)
                                                       ---------------------- ---------------------
            Total stockholders' equity.................               23,193                20,872
Commitments
                                                       ---------------------- ---------------------
                                                         $            89,409    $           82,318
                                                       ====================== =====================


     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (unaudited)

                                                  Three months ended                Nine months ended
                                                     September 30,                    September 30,
                                             -----------------------------------------------------------------
                                                  2002             2003            2002             2003
                                             ----------------  -------------- ----------------  --------------
Operating revenue:
     Freight.................................     $  43,132       $  42,325        $ 129,232       $ 124,056
     Other...................................           140             136              499             532
                                             ----------------  -------------- ----------------  --------------
        Operating revenue....................        43,272          42,461          129,731         124,588
                                             ----------------  -------------- ----------------  --------------
Operating expenses:
     Purchased transportation................        16,192          13,891           48,034          42,590
     Compensation and employee benefits......        12,138          12,885           39,282          37,912
     Fuel, supplies, and maintenance.........         6,929           7,420           20,436          22,351
     Insurance and claims....................         1,620           1,670            5,072           4,168
     Taxes and licenses......................           872             893            2,628           2,573
     General and administrative..............         1,708           1,867            5,445           5,081
     Communications and utilities............           418             337            1,357           1,130
     Depreciation and amortization...........         4,043           3,467           12,088          10,958
                                             ----------------  -------------- ----------------  --------------
        Total operating expenses.............        43,920          42,430          134,342         126,763
                                             ----------------  -------------- ----------------  --------------
        Income (loss) from operations........          (648)             31           (4,611)         (2,175)
Financial (expense) income
     Interest expense........................          (497)           (443)          (1,582)         (1,389)
     Interest income.........................             5              21               22              25
                                             ----------------  -------------- ----------------  --------------
        Loss before income taxes.............        (1,140)           (391)          (6,171)         (3,539)
Income tax benefit...........................          (383)            (86)          (2,216)         (1,218)
                                             ----------------  -------------- ----------------  --------------
        Net loss.............................     $    (757)      $    (305)       $  (3,955)      $  (2,321)
                                             ================  ============== ================  ==============
Basic and diluted loss per share.............     $   (0.16)      $   (0.06)       $   (0.82)      $   (0.48)
                                             ================  ============== ================  ==============
Basic and diluted weighted average shares
outstanding..................................     4,846,021       4,846,821        4,845,528       4,846,821
                                             ================  ============== ================  ==============

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)

                                                                          Nine months ended
                                                                            September 30,
                                                                    ------------------------------
                                                                        2002            2003
                                                                    --------------  --------------
Cash flows from operating activities:
  Net loss.........................................................    $  (3,955)      $  (2,321)
                                                                    --------------  --------------
  Adjustments to reconcile net loss to cash used by operating activities:
    Depreciation and amortization..................................       12,088          10,958
    Deferred income tax benefit....................................       (2,236)         (1,244)
    Change in:
       Receivables.................................................       (1,622)         (2,269)
       Inventories.................................................          490            (161)
       Deposits, primarily with insurers...........................         (212)           (175)
       Prepaid expenses............................................         (741)           (172)
       Accounts payable and other accrued liabilities..............        2,754           3,294
                                                                    --------------  --------------
         Total adjustments.........................................       10,521          10,231
                                                                    --------------  --------------
           Net cash provided by operating activities...............        6,566           7,910
                                                                    --------------  --------------
Cash flows from investing activities:
  Purchase of property and equipment...............................       (1,076)           (287)
  Proceeds from sale of property and equipment.....................        4,064           2,765
  Other............................................................           42             251
                                                                    --------------  --------------
       Net cash provided by investing activities...................        3,030           2,729
                                                                    --------------  --------------
Cash flows from financing activities:
  Net borrowings (payments) on line of credit......................        2,221          (1,114)
  Principal payments on long-term debt.............................      (11,893)         (9,685)
  Change in checks issued in excess of cash balances...............            -             224
  Treasury stock reissued..........................................            6               -
                                                                    --------------  --------------
       Net cash used in financing activities.......................       (9,666)        (10,575)
                                                                    --------------  --------------
       Net (decrease) increase in cash and cash equivalents........          (70)             64
Cash and cash equivalents at beginning of period...................          722             105
                                                                    --------------  --------------
Cash and cash equivalents at end of period.........................    $     652       $     169
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

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, continued
                             (Dollars in thousands)
                                   (unaudited)

                                                                             Nine months ended
                                                                               September 30,
                                                                       ------------------------------
                                                                           2002            2003
                                                                       --------------  --------------
Supplemental disclosure of cash flow information:
  Cash paid (received) during period for:
       Interest......................................................    $   1,621       $   1,353
       Income taxes..................................................       (1,794)             23
                                                                       ==============  ==============

Supplemental schedules of noncash investing and financing
activities:
  Notes payable issued for tractors and trailers.....................    $   4,671       $   3,705
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

Note 2.  Liquidity

     The Company incurred significant losses in 2001 and 2002, and has continued to incur losses in the first three quarters of 2003. In addition, working capital is a negative $4,128 and $4,357 at December 31, 2002 and September 30, 2003, respectively. The Company was in violation of its bank covenants at various times during the three months and nine months ended September 30, 2003, but has received waivers. Since the beginning of 2003, there have been several amendments to the financing arrangement. These amendments have decreased the maximum loan limit, increased the interest rate, and revised the financial covenants to reflect financial performance that management believed to be reasonably achievable, although in each case further amendments have been required and there can be no assurance that the required financial performance will be achieved in the future.

     During 2002, the Company's primary sources of liquidity were funds provided by operations and borrowings under credit arrangements with financial institutions and equipment manufacturers. The Company is experiencing a period of minimal cash flow as continuing losses and declining revenue have resulted in lower cash generated from operations and reduced borrowing capacity. As of the date of this report, management believes that the Company has adequate borrowing availability on its line of credit. The Company expects minimal capital expenditures during the remainder of 2003. The Company's ability to fund its cash requirements in future periods will depend on its ability to comply with covenants contained in financing arrangements and improve its operating results and cash flow. The Company's ability to achieve the required improvements will depend on general shipping demand of the Company's customers, fuel prices, the availability of drivers and independent contractors, insurance and claims experience, and other factors. Management is in the process of implementing several steps intended to return the Company to profitability, some of which were developed with the assistance of a consulting firm engaged by the board of directors, that are intended to improve the Company's operating results and achieve compliance with the financial covenants. These steps include: consolidating terminals; improving the utilization per tractor through the hiring of a full-time production manager; implementing a yield management program in which the Company seeks additional favorable freight while ceasing to haul less favorable freight; and identifying additional areas for cost containment, including, personnel costs and reducing the Company's excess insurance coverage limit effective July 1, 2003 to $2.0 million. Although management believes these steps have helped reduce the Company's losses compared with the same quarter and nine months in 2002, additional improvement is needed, and particularly considering seasonally slower shipping demand during the fourth and first quarters, there is no assurance that the improvements will occur as planned.

     Although there can be no assurance, management believes that cash generated by operations and available sources of financing for acquisitions of revenue equipment, although such sources are limited, will be adequate to meet its currently anticipated working capital requirements and other cash needs through September 30, 2004. To the extent that actual results or events differ from management's financial projections or business plans, the Company's liquidity may be adversely affected. Specifically, the Company's liquidity may be adversely affected by one or more of the following factors: continuing weak freight demand or a loss in customer relationships or volume; the ability to attract and retain sufficient numbers of qualified drivers and owner-operators; elevated fuel prices and the ability to collect fuel surcharges; costs associated with insurance and claims; increased exposure with respect to accident claims as a result of a reduction of the Company's excess insurance coverage limit; inability to maintain compliance with, or negotiate amendments to, loan covenants; and the possibility of shortened payment terms by the Company's suppliers and vendors worried about the Company's ability to meet payment obligations. The Company expects to fund its cash requirements primarily with cash generated from operations and revolving borrowings under its bank financing.

Note 3. Net earnings per common share

     Basic earnings per share have been computed by dividing net earnings by the weighted average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because the Company suffered a net loss for the three months and nine months ended September 30, 2002, and 2003, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. Stock options outstanding at September 30, 2002, and 2003, totaled 594,525 and 299,150, respectively.

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

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The Company used the Black-Scholes option pricing model to determine the fair value of stock options for the three and nine months ended September 30, 2002, and 2003. The following assumptions were used in determining the fair value of these options: weighted average risk-free interest rate, 4.55% in 2002 and 2.54% in 2003; weighted average expected life, 5 years in 2002 and 2003; and weighted average expected volatility, 61% in 2002, , and 66% in 2003. There were no expected dividends. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

                                             Three months ended              Nine months ended
                                                September 30,                   September 30,
                                         ----------------------------    -----------------------------
                                            2002            2003            2002             2003
                                         -----------     ------------    ------------     ------------
Net loss, as reported                      $  (757)         $  (305)        $(3,955)         $(2,321)
Deduct:  Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of related
tax effects                                     (1)              (4)             (4)             (13)
                                         -----------     ------------    ------------     ------------
Pro forma net loss                         $  (758)         $  (309)        $(3,959)         $(2,334)
                                         ===========     ============    ============     ============

Loss per share
   Basic and Diluted - as reported         $ (0.16)         $ (0.06)        $ (0.82)         $ (0.48)
   Basic and Diluted - pro forma           $ (0.16)         $ (0.06)        $ (0.82)         $ (0.48)

Note 5.  Long-Term Debt

     During November 2003, the Company amended its financing arrangement with LaSalle Bank. The Company was not in compliance with the fixed charge coverage ratio requirement at September 30, 2003. The November 2003 amendment revised the fixed charge coverage ratio requirement as of September 30, 2003 to prevent a covenant violation at such date, extended the expiration date of the agreement to January 1, 2005, adjusted the covenant requirements going forward, and reduced the maximum loan limit from $27,500 to $25,000. In addition, the Company amended its equipment financing arrangement to provide for adjustment of the tangible net worth requirement going forward. The Company believes the covenant compliance requirements for its financing agreements are reasonably achievable, although there can be no assurance that the required financial performance will be achieved.

     During July 2003, the Company amended its financing arrangement with LaSalle Bank. This amendment waived the covenant violation for the quarter ended June 30, 2003 and also as of July 31, 2003. The amendment also extended the expiration date of the agreement to July 1, 2004 and reduced the maximum loan limit from $32,500 to $27,500.

     During March and April 2003, the Company amended its financing arrangement with LaSalle Bank. These amendments waived covenant violation at March 31, 2003, adjusted the covenant requirements going forward, increased the interest rate from LaSalle's prime rate to prime rate plus two percent, and accelerated the expiration date of the agreement to April 1, 2004. In addition, the Company amended its equipment financing arrangement to provide for a waiver of a covenant violation at March 31, 2003, and the adjustment of the covenant requirement going forward.

Note 6.  Related Party Transactions

     In August 2003, the Company generated approximately $213 of cash and avoided future premium payments by selling one of its two life insurance policies covering its Chief Executive Officer to such officer for the cash surrender value. The transferred policy has a death benefit of $1,000 and the policy retained by the Company has a death benefit of $750. The transaction was approved by the disinterested directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         Except for the historical information contained herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "anticipates," "believes," "estimates," "projects," "expects," variations of these words, and similar expressions, are intended to identify such forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: failure to turn around continued operating losses, which could result in further violation of bank covenants and acceleration of indebtedness at several financial institutions; the ability to obtain financing on acceptable terms, and obtain waivers and amendments to current financing in the event of default; economic recessions or downturns in customers' business cycles; excessive increases in capacity within truckload markets; surplus inventories; decreased demand for transportation services offered by the Company; increases or rapid fluctuations in inflation, interest rates, fuel prices, and fuel hedging; the availability and costs of attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts, or changes in excess coverage, relating to accident, cargo, workers' compensation, health, and other claims; increased exposure with respect to accident claims as a result of a reduction of the Company's excess insurance coverage limit; the resale value of used equipment and prices of new equipment; seasonal factors such as harsh weather conditions that increase operating costs; regulatory requirements that increase costs and decrease efficiency, including revised hours-of-service requirements for drivers; changes in management; and the ability to negotiate, consummate, and integrate acquisitions. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

         The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the third quarter and first nine months of the Company's 2002 and 2003 fiscal years.

         For the three months ended September 30, 2003, operating revenue decreased 1.9% to $42.5 million from $43.3 million during the same quarter in 2002. Net loss was $305,000, or ($0.06) per diluted share, compared with net loss of $757,000, or ($0.16) per diluted share, during the 2002 quarter. For the nine months ended September 30, 2003, operating revenue decreased 4.0% to $124.6 million from $129.7 million during the same period in 2002. Net loss was $2.3 million, or ($0.48) per diluted share, compared with net loss of $4.0 million, or ($0.82) per diluted share, during the 2002 period.

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

Results of Operations

         The following table sets forth the percentage relationship of certain items to revenue for the three and nine months ended September 30, 2002 and 2003:

                                                         Three months ended        Nine months ended
                                                            September 30,            September 30,
                                                       ------------------------  -----------------------
                                                          2002         2003        2002         2003
                                                       -----------  -----------  ----------  -----------
Operating revenue.....................................   100.0%       100.0%       100.0%       100.0%
Operating expenses:
         Purchased transportation.....................    37.4         32.7         37.0         34.2
         Compensation and employee benefits...........    28.1         30.3         30.3         30.4
         Fuel, supplies, and maintenance..............    16.0         17.5         15.8         17.9
         Insurance and claims.........................     3.7          3.9          3.9          3.3
         Taxes and licenses...........................     2.0          2.1          2.0          2.1
         General and administrative...................     3.9          4.4          4.2          4.1
         Communication and utilities..................     1.0          0.8          1.0          0.9
         Depreciation and amortization................     9.3          8.2          9.3          8.8
                                                       -----------  -----------  ----------   ----------
         Total operating expenses.....................   101.5         99.9        103.6        101.7
                                                       -----------  -----------  ----------   ----------
Income (Loss) from operations.........................    (1.5)         0.1         (3.6)        (1.7)
Interest expense, net.................................     1.1          1.0          1.2          1.1
                                                       -----------  -----------  ----------   ----------
Loss before income taxes..............................    (2.6)        (0.9)        (4.8)        (2.8)
Income tax benefit....................................    (0.9)        (0.2)        (1.7)        (0.9)
                                                       -----------  -----------  ----------   ----------
Net loss..............................................    (1.7)%       (0.7)%       (3.0)%       (1.9)%
                                                       ===========  ===========  ==========   ==========

Comparison of three months ended September 30, 2003, with three months ended September 30, 2002.

         Operating revenue decreased $811,000 (1.9%), to $42.5 million in the 2003 quarter from $43.3 million in the 2002 quarter. Lower weighted average tractors, partially offset by increased average revenue per tractor per week and increased fuel surcharge revenue, were responsible for the decrease in operating revenue. Weighted average tractors decreased to 1,208 in the 2003 quarter from 1,359 in the 2002 quarter as the Company disposed of a portion of its unseated company owned tractors and contracted with fewer independent contractor providers of equipment. The Company does not plan to increase the number of tractors in its fleet in the near term unless its number of independent contractors increases. Average operating revenue per tractor per week increased to $2,704 in the 2003 quarter from $2,449 in the 2002 quarter. Operating revenue includes revenue from operating our trucks as well as other, more volatile, revenue items, including fuel surcharge, brokerage, and other revenue. The Company believes the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation. Revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,495 in the 2003 quarter from $2,273 in the 2002 quarter, primarily due to increased production from our seated company tractors and a lower number of unseated company tractors. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased to $1.39 in the 2003 quarter from $1.38 in the 2002 quarter. Finally, fuel surcharge revenue increased $399,000 to $1.3 million in the 2003 quarter from $942,000 in the 2002 quarter. During the 2003 and 2002 quarters, approximately $942,000 and $537,000, respectively, of the fuel surcharge revenue collected helped to offset Company fuel costs. The remainder was passed through to independent contractors.

         Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $2.3 million (14.2%), to $13.9 million in the 2003 quarter from $16.2 million in the 2002 quarter. As a percentage of revenue, purchased transportation decreased to 32.7% of revenue in the 2003 quarter compared with 37.4% in the 2002 quarter. These changes reflect a decrease in the percentage of the fleet supplied by independent contractors and in the number of independent contractors. Management believes the decline in independent contractors as a percentage of the Company's fleet is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which have diminished the pool of drivers interested in becoming or remaining independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 36.0% in the 2003 quarter from 40.7% in the 2002 quarter.

         Compensation and employee benefits increased $746,000 (6.1%), to $12.9 million in the 2003 quarter from $12.1 million in the 2002 quarter. As a percentage of revenue, compensation and employee benefits increased to 30.3% in the 2003 quarter from 28.1% in the 2002 quarter reflecting an increase in the percentage of the fleet comprised of company owned tractors, and higher fuel prices, an increase in health and workers' compensation claims paid and reserved, and additional wages paid to new drivers for sign-on bonuses implemented to enhance driver recruiting. These factors were partially offset by a decrease in wages paid to non-driver employees resulting from staff reductions.

         Fuel, supplies, and maintenance increased $491,000 (7.1%), to $7.4 million in the 2003 quarter from $6.9 million in the 2002 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 17.5% of revenue in the 2003 quarter compared with 16.0% in the 2002 quarter. This reflects an increase in the percentage of the fleet comprised of company owned tractors and higher fuel prices. Although fuel prices increased approximately 7% to an average of $1.39 per gallon in the 2003 quarter from $1.30 per gallon in the 2002 quarter, the increase in fuel prices was partially offset by a $405,000 increase in fuel surcharge revenue which is included in operating revenue.

         Insurance and claims increased $50,000 (3.1%), to $1.7 million in the 2003 quarter from $1.6 million in the 2002 quarter. As a percentage of revenue, insurance and claims increased to 3.9% of revenue in the 2003 quarter from 3.7% in the 2002 quarter. The Company's insurance coverage was renewed on July 1, 2003 without modification to the self-retention level ($250,000), but the Company's excess insurance coverage limit was reduced to $2.0 million. Management expects insurance and claims expense, as a percentage of revenue, will remain at current levels in future periods unless the Company were to experience an increase in the number or severity of accidents over the reduced excess policy coverage limit, which could result in a substantial increase in this expense category as a percentage of revenue.

         Taxes and licenses increased $21,000 (2.4%), to $893,000 in the 2003 quarter from $872,000 in the 2002 quarter reflecting an increase in the need for over-dimensional permits, partially offset by a decrease in the weighted average number of tractors in the fleet. As a percentage of revenue, taxes and licenses remained relatively constant at 2.1% of revenue in the 2003 quarter compared with 2.0% in the 2002 quarter.

         General and administrative expenses increased $159,000 (9.3%), to $1.9 million in the 2003 quarter from $1.7 million in the 2002 quarter. As a percentage of revenue, general and administrative expenses increased to 4.4% of revenue in the 2003 quarter compared with 3.9% of revenue in the 2002 quarter. During the quarter, decreases attributable to successful cost cutting measures and the elimination of commissioned agents at two locations were offset by a $252,000 increase in professional and consulting fees.

         Communications and utilities decreased $81,000 (19.4%), to $337,000 in the 2003 quarter from $418,000 in the 2002 quarter reflecting a decrease in the weighted average number of tractors in the fleet and the closing of five operating terminals and two maintenance facilities. As a percentage of revenue, communications and utilities decreased to 0.8% of revenue in the 2003 quarter compared with 1.0% of revenue in the 2002 quarter.

         Depreciation and amortization decreased $575,000 (14.2%), to $3.5 million in the 2003 quarter from $4.0 million in the 2002 quarter. The gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2003 and 2002 quarter, depreciation and amortization included net gains from the sale of equipment of $76,000 and $88,000, respectively. As a percentage of revenue, depreciation and amortization decreased to 8.2% of revenue in the 2003 quarter compared with 9.3% of revenue in the 2002 quarter because of higher revenue per seated tractor, which more effectively spread this cost, and a decrease in the number of tractors and trailers being depreciated.

         Interest expense, net, decreased $69,000 (14.0%), to $423,000 in the 2003 quarter from $492,000 in the 2002 quarter reflecting lower average debt outstanding, partially offset by higher interest rates. As a percentage of revenue, interest expense, net, remained relatively constant at 1.0% of revenue in the 2003 quarter compared with 1.1% of revenue in the 2002 quarter.

         As a result of the foregoing, the Company's pre-tax margin was (0.9%) in the 2003 quarter versus (2.6%) in the 2002 quarter.

         The Company's income tax benefit in the 2003 quarter was $86,000, or 22.0% of loss before income taxes.

The Company's income tax benefit in the 2002 quarter was $383,000, or 33.6% of loss before income taxes. In both quarters, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of the Company's pre-tax earnings.

         As a result of the factors described above, net loss was $305,000 in the 2003 quarter (0.7% of revenue), compared with net loss of $757,000 in the 2002 quarter (1.7% of revenue).

Comparison of nine months ended September 30, 2003, with nine months ended September 30, 2002.

         Operating revenue decreased $5.1 million (4.0%), to $124.6 million in the 2003 period from $129.7 million in the 2002 period. Lower weighted average tractors, partially offset by increased average revenue per tractor per week and increased fuel surcharge revenue, were responsible for the decrease in operating revenue. Weighted average tractors decreased to 1,250 in the 2003 period from 1,447 in the 2002 period as the Company disposed of a portion of its unseated company owned tractors and contracted with fewer independent contractor providers of equipment. The Company does not plan to increase the number of tractors in its fleet in the near term unless its number of independent contractors increases. Average operating revenue per tractor per week increased to $2,556 in the 2003 period from $2,299 in the 2002 period. Operating revenue includes revenue from operating our trucks as well as other, more volatile, revenue items, including fuel surcharge, brokerage, and other revenue. The Company believes the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,345 in the 2003 period from $2,157 in the 2002 period, primarily due to a lower number of unseated company tractors. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased to $1.37 in the 2003 period from $1.36 in the 2002 period. Finally, fuel surcharge revenue increased $2.7 million to $4.5 million in the 2003 period from $1.8 million in the 2002 period. During the 2003 and 2002 periods, approximately $3.0 million and $1.0 million, respectively, of the fuel surcharge revenue collected helped to offset Company fuel costs. The remainder was passed through to independent contractors.

         Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $5.4 million (11.3%), to $42.6 million in the 2003 period from $48.0 million in the 2002 period. As a percentage of revenue, purchased transportation decreased to 34.2% of revenue in the 2003 period compared with 37.0% in the 2002 period. These changes reflect a decrease in the percentage of the fleet supplied by independent contractors and in the number of independent contractors. Management believes the decline in independent contractors as a percentage of the Company's fleet is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which have diminished the pool of drivers interested in becoming or remaining independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 37.8% in the 2003 period from 40.8% in the 2002 period.

         Compensation and employee benefits decreased $1.4 million (3.5%), to $37.9 million in the 2003 period from $39.3 million in the 2002 period. As a percentage of revenue, compensation and employee benefits remained relatively constant at 30.4% in the 2003 period compared to 30.3% in the 2002 period. Decreases in wages paid to non-driver employees resulting from staff reductions and a decrease in workers' compensation claims paid and reserved were offset by additional wages paid to new drivers for sign-on bonuses implemented to enhance driver recruiting and increased health claims and premiums in the 2003 period.

         Fuel, supplies, and maintenance increased $1.9 million (9.4%), to $22.4 million in the 2003 period from $20.4 million in the 2002 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 17.9% of revenue in the 2003 period compared with 15.8% in the 2002 period. This reflects an increase in the percentage of the fleet comprised of company owned tractors and higher fuel prices. Although fuel prices increased approximately 17% to an average of $1.43 per gallon in the 2003 period from $1.22 per gallon in the 2002 period, the increase in fuel prices was partially offset by a $2.0 million increase in fuel surcharge revenue which is included in operating revenue.

         Insurance and claims decreased $904,000 (17.8%), to $4.2 million in the 2003 period from $5.1 million in the 2002 period. As a percentage of revenue, insurance and claims decreased to 3.3% of revenue in the 2003 period compared with 3.9% in the 2002 period, primarily due to a net premium refund of $467,000 for the policy year ended June 30, 2002, upon accepting a $75,000 increase in self-insured retention for such policy year. The cost of insurance and claims increased substantially on July 1, 2002, when the Company increased its self-insured retention from $50,000 to $250,000 per occurrence, without a premium reduction that fully offset the increase in retention. The higher self-insured retention increases the Company's risk associated with frequency and severity of accidents and could increase the Company's expenses or make them more volatile from period to period. The insurance policies were renewed on July 1, 2003 without modification to the self-retention level, but the Company's excess insurance coverage limit was reduced to $2.0 million. Management expects insurance and claims expense, as a percentage of revenue, will remain at current levels in future periods unless the Company were to experience an increase in the number or severity of accidents over the reduced excess policy coverage limit, which could result in a substantial increase in this expense category as a percentage of revenue.

         Taxes and licenses decreased $55,000 (2.1%), to $2.6 million in the 2003 period from $2.6 million in the 2002 period reflecting a decrease in the weighted average number of tractors in the fleet, partially offset by an increase in the need for over-dimensional permits. As a percentage of revenue, taxes and licenses remained relatively constant at 2.1% of revenue in the 2003 compared with 2.0% of revenue in the 2002 period.

         General and administrative expenses decreased $364,000 (6.7%), to $5.1 million in the 2003 period from $5.4 million in the 2002 period. As a percentage of revenue, general and administrative expenses remained relatively constant at 4.1% of revenue in the 2003 period compared with 4.2% of revenue in the 2002 period. During the period, decreases attributable to successful cost cutting measures and the elimination of commissioned agents at two locations were partially offset by a $604,000 increase in professional and consulting fees in the 2003 period.

         Communications and utilities decreased $227,000 (16.7%), to $1.1 million in the 2003 period from $1.4 million in the 2002 period reflecting a decrease in the weighted average number of tractors in the fleet and the closing of five operating terminals and two maintenance facilities. As a percentage of revenue, communications and utilities remained relatively constant at 0.9% of revenue in the 2003 period compared with 1.0% of revenue in the 2002 period.

         Depreciation and amortization decreased $1.1 million (9.3%), to $11.0 million in the 2003 period from $12.1 million in the 2002 period. The gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2003 and 2002 period, depreciation and amortization included net gains from the sale of equipment of $355,000 and $791,000, respectively. As a percentage of revenue, depreciation and amortization decreased to 8.8% of revenue in the 2003 period compared with 9.3% of revenue in the 2002 period because of higher revenue per seated tractor, which more effectively spread this cost, and a decrease in the number of tractors and trailers being depreciated.

         Interest expense, net, decreased $196,000 (12.6%), to $1.4 million in the 2003 period from $1.6 million in the 2002 period reflecting lower average debt outstanding, partially offset by higher interest rates. As a percentage of revenue, interest expense, net, decreased to 1.1% of revenue in the 2003 period compared with 1.2% in the 2002 period.

         As a result of the foregoing, the Company's pre-tax margin was (2.8%) in the 2003 period versus (4.8%) in the 2002 period.

         The Company's income tax benefit was $1.2 million in the 2003 period, or 34.4% of loss before income taxes. The Company's income tax benefit in the 2002 period was $2.2 million, or 35.9% of loss before income taxes. In both periods, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by the Company. The impact of the Company's paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of the Company's pre-tax earnings.

         As a result of the factors described above, net loss was $2.3 million in the 2003 period (1.9% of revenue), compared with net loss of $4.0 million in the 2002 period (3.0% of revenue).

Liquidity and Capital Resources

         Uses and Sources of Cash

         The Company requires cash to fund working capital requirements and to service its debt. The Company has historically financed acquisitions of new equipment with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, and equipment leases from third-party lessors. The Company also has obtained a portion of its revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely company owned equipment.

         The Company's primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with financial institutions and equipment manufacturers. The Company's ability to fund its cash requirements in future periods will depend on its ability to comply with covenants contained in financing arrangements, and will require improvement in its operating results and cash flow. The Company's ability to achieve the required improvements will depend on general shipping demand of the Company's customers, fuel prices, the availability of drivers and independent contractors, insurance and claims experience, and other factors. Management is in the process of implementing several steps, some of which were developed with the assistance of a consulting firm engaged by the board of directors, that are intended to improve the Company's operating results and achieve compliance with the financial covenants. These steps include: consolidating terminals; improving the utilization per tractor through a full-time production manager; implementing a yield management program in which the Company seeks additional favorable freight while ceasing to haul less favorable freight; and identifying additional areas for cost containment, including, personnel costs and reducing the Company's excess insurance coverage limit effective July 1, 2003 to $2.0 million. Although management believes these steps have helped reduce the Company's losses compared with the same quarter and nine months in 2002, additional improvement is needed, and particularly considering seasonally slower shipping demand during the fourth and first quarters, there is no assurance that the improvements will occur as planned.

         Although there can be no assurance, management believes that cash generated by operations and available sources of financing for acquisitions of revenue equipment, although such sources are limited, will be adequate to meet its currently anticipated working capital requirements and other cash needs through September 30, 2004. To the extent that actual results or events differ from management's financial projections or business plans, the Company's liquidity may be adversely affected. Specifically, the Company's liquidity may be adversely affected by one or more of the following factors: continuing weak freight demand or a loss in customer relationships or volume; the ability to attract and retain sufficient numbers of qualified drivers and owner-operators; elevated fuel prices and the ability to collect fuel surcharges; costs associated with insurance and claims; increased exposure with respect to accident claims as a result of a reduction of the Company's excess insurance coverage limit; inability to maintain compliance with, or negotiate amendments to, loan covenants; and the possibility of shortened payment terms by the Company's suppliers and vendors worried about the Company's ability to meet payment obligations. The Company expects to fund its cash requirements primarily with cash generated from operations and revolving borrowings under its bank financing.

         Net cash provided by operating activities was $7.9 million for the nine months ended September 30, 2003, compared with $6.6 million for the 2002 period. The increase in net cash provided by operating activities was primarily due to improved operating results. Historically, the Company's principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $2.3 million for the nine months ended September 30, 2003. The average age of the Company's trade accounts receivable was approximately 33.8 days in the 2002 period and 34.0 days in the 2003 period.

         Net cash provided by investing activities was $2.7 million for the nine months ended September 30, 2003 compared with $3.0 million for the 2002 period. Such amounts related primarily to sales of revenue equipment and other fixed assets.

         Net cash used in financing activities was $10.6 million for the nine months ended September 30, 2003 compared with $9.7 million for the 2002 period. Net cash used in financing primarily consisted of net payments of principal under the Company's long-term debt agreements.

         The Company has a financing arrangement with LaSalle Bank, which expires on January 1, 2005, and provides for automatic month-to-month renewals under certain conditions. LaSalle may terminate the arrangement prior to January 1, 2005, in the event of default, and may terminate at anytime during the renewal terms. The arrangement provides for a term loan, a revolving line of credit, a capital expenditure loan, and financing for letters of credit. The combination of all loans with LaSalle Bank cannot exceed the lesser of $25.0 million or a specified borrowing base.

         At September 30, 2003, the term loan had a principal balance of $10.3 million, payable in equal monthly principal installments of $202,678. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables. At September 30, 2003, total borrowings under the revolving line were $578,000. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances, provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the arrangement. At September 30, 2003, the amount owed under capital expenditure notes was $1.0 million. At September 30, 2003, the Company had outstanding letters of credit totaling $7.4 million for self-insured amounts under its insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect the Company's liquidity. At September 30, 2003, the Company's borrowing limit under the financing arrangement was $23.1 million, leaving approximately $3.8 million in remaining availability at such date.

         The Company is required to pay a facility fee on the LaSalle financing arrangement of .25% of the maximum loan limit. In order to reduce costs, the maximum loan limit was reduced from $32.5 million to $27.5 million in March 2003, and from $27.5 million to $25.0 million in November 2003, as the Company's actual borrowing capacity is not expected to exceed $25.0 million. Borrowings under the arrangement are secured by liens on revenue equipment, accounts receivable, and certain other assets. In connection with the March 2003 amendment, the interest rate on outstanding borrowings under the arrangement was increased from LaSalle's prime rate to the prime rate plus two percent.

         The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. The Company was in compliance with the tangible net worth covenant at September 30, 2003. The Company was not in compliance with the fixed charge coverage ratio requirement at September 30, 2003. However, the financing arrangement was amended, which revised the fixed charge coverage ratio requirement as of September 30, 2003 to prevent a covenant violation at such date, extended the expiration date of the agreement to January 1, 2005, adjusted the covenant requirements going forward, and reduced the maximum loan limit from $27,500 to $25,000. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. The Company was in compliance with the required minimum tangible net worth requirement at September 30, 2003. Although there can be no assurance, management expects to remain in compliance with the various financial covenants under its financing arrangements going forward. If the Company fails to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such an event, the Company's liquidity would be materially and adversely impacted, and the Company's ability to continue as a going concern could be called into question if alternative financing could not be found.

         Contractual Obligations and Commercial Commitments

         The following tables set forth the contractual obligations and other commercial commitments as of September 30, 2003:

                                                                Principal Payments Due by Year
                                                                        (In Thousands)

                                                                  Less than                                   After
  Contractual Obligations                             Total        One year       2-3 years     4-5 years    5 years
  ------------------------------------------------------------------------------------------------------------------
  Long-term debt                                     $36,148       $11,197         $15,598       $9,353        $ -
  Line of credit                                         578             -             578            -          -
  Operating leases                                     1,056           351             404          316         88
                                                --------------------------------------------------------------------
  Total contractual cash obligations                 $37,782       $11,548         $16,580       $9,669        $88
                                                ====================================================================

The Company had no other commercial commitments at September 30, 2003. Long-term debt payment dates assume continued compliance with debt covenants.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks from changes in certain interest rates on its debt. In connection with the March 2003 amendment, the Company's financing arrangement with LaSalle Bank was amended to provide a variable interest rate based on LaSalle's prime rate plus two percent, provided there has been no default. Prior to the amendment the variable interest rate was LaSalle's prime rate. In addition, approximately $23.3 million of the Company's other debt carries variable interest rates. This variable interest exposes the Company to the risk that interest rates may rise. Assuming borrowing levels at September 30, 2003, a one-point increase in the prime rate would increase annual interest expense by approximately $352,000. The remainder of the Company's other debt carries fixed interest rates and exposes the Company to the risk that interest rates may fall. At September 30, 2003, approximately 96% of the Company's debt carries a variable interest rate and the remainder is fixed.

ITEM 4.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect the Company's internal control over financial reporting.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

         The Company has confidence in its internal controls and procedures. Nevertheless, the Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No reportable events or material changes occurred during the quarter for which this report is filed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company's financing arrangement with LaSalle Bank requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. The Company was in compliance with the tangible net worth covenant at September 30, 2003. The Company was not in compliance with the fixed charge coverage ratio requirement at September 30, 2003. However, the financing arrangement was amended, which revised the fixed charge coverage ratio requirement as of September 30, 2003 to prevent a covenant violation at such date, extended the expiration date of the agreement to January 1, 2005, adjusted the covenant requirements going forward, and reduced the maximum loan limit from $27,500 to $25,000. Although there can be no assurance, management expects to remain in compliance with the various financial covenants under its financing arrangements going forward. If the Company fails to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such an event, the Company's liquidity would be materially and adversely impacted, and the Company's ability to continue as a going concern could be called into question if alternative financing could not be found.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number                                         Description
3.1        *               Articles of Incorporation.

3.2        *               Bylaws.

4.1        *               Articles of Incorporation.

4.2        *               Bylaws.

10.16      #               Sixth  Amendment to Amended and  Restated  Loan and  Security  Agreement  dated July 31,
                           2003,  between  LaSalle Bank  National  Association,  Smithway  Motor  Xpress,  Inc., as
                           Borrower, and East West Motor Express, Inc., as Borrower.

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

32.2       #               Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by G. Larry Owens, the Company's Chief Financial Officer
--------------------------
*        Incorporated by reference from the Company's Registration Statement on Form S-1, Registration No. 33-90356,
         effective June 27, 1996.
#        Filed herewith.

(b)      Reports on Form 8-K.

         During the quarter  ended  September  30, 2003,  the Company  filed with,  or furnished  to, the  Securities  and Exchange
         Commission (the "Commission") the following Current Report on Form 8-K:

         Current  Report on Form 8-K dated August 1, 2003 (filed with the  Commission  on August 8, 2003)  reporting  the Company's issuance of a press release to announce financial and operating results for the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SMITHWAY MOTOR XPRESS CORP.


Date: November 13, 2003        By:  /s/ G. Larry Owens
                                 ---------------------------------------
                                 G. Larry Owens
                                 Executive Vice President, Chief Administrative Officer, and Chief Financial Officer, in his capacity as such and on behalf of the issuer