Form 10-K
period 2003-12-31
SMITHWAY MOTOR XPRESS CORP
filed 2004-03-30
CIK 941914

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
For the Fiscal Year Ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
For the transition period from ______________ to ______________

Commission file number 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
             (Exact name of registrant as specified in its charter)

                 Nevada                                     42-1433844
---------------------------------------------   -------------------------------
(State or Other Jurisdiction of Incorporation   (I.R.S. Employer Identification
 or Organization)                                No.)

            2031 Quail Avenue
            Fort Dodge, Iowa                                 50501
---------------------------------------------   -------------------------------
  (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:  515/576-7418

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
$0.01 Par Value Class A Common Stock           Nasdaq - Small Cap Market System

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,020,177 as of June 30, 2003 (based upon the $0.85 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates, and has excluded stock options.

As of June 30, 2003, the registrant had 3,846,821 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2004 annual meeting of stockholders that will be filed no later than April 29, 2004.

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

                                     Part I
Item 1       Business                                                      Page 3 through 7 herein

Item 2       Properties                                                    Page 8 herein

Item 3       Legal Proceedings                                             Page 8 herein

Item 4       Submission of Matters to a Vote of Security Holders           Page 8 herein

                                     Part II

Item 5       Market for Registrant's Common Equity and Related
             Stockholder Matters                                           Page 9 herein

Item 6       Selected Financial and Operating Data                         Page 10 herein

Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     Page 11 through 23 herein

Item 7A      Quantitative and Qualitative Disclosures About Market Risk    Page 23 herein

Item 8       Financial Statements and Supplementary Data                   Page 24 herein

Item 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      Page 24 herein

Item 9A      Controls and Procedures                                       Page 24 herein

                                    Part III

Item 10      Directors and Executive Officers of the Registrant            Proxy Statement

Item 11      Executive Compensation                                        Proxy Statement

Item 12      Security Ownership of Certain Beneficial Owners and
             Management                                                    Proxy Statement

Item 13      Certain Relationships and Related Party Transactions          Proxy Statement

Item 14      Principal Accountant Fees and Services                        Proxy Statement

                                     Part IV

Item 15      Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                      Page 27 through 29 herein

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

                                     PART I

ITEM 1.  BUSINESS

The Company

     Smithway Motor Xpress Corp. ("Smithway", "Company", "we", "us", or "our") is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily on the flatbed segment of the truckload market. We use our "Smithway Network" of 17 computer-connected field offices, commission agencies, and company-owned terminals to offer comprehensive truckload transportation services to shippers located predominantly between the Rocky Mountains in the West and the Appalachian Mountains in the East, and in eight Canadian provinces.

     Prior to 1984, we specialized in transporting building materials on flatbed trailers. William G. Smith became President of Smithway in 1984, and led the effort to diversify our customer and freight base, form the Smithway Network of locations, and implement systems to support the Company's growth.

     We acquired the operations of nine trucking companies between June 1995 and March 2001. Through acquisitions and internal growth we expanded from $77 million in revenue in 1995 to $199 million in 2000. Since 2000, revenues have declined and we have continued to incur net losses. In the second quarter of 2003, we established and began to implement the first phase of a profit improvement plan designed to return us to profitability by achieving a more streamlined and efficient operation. As part of the plan, terminals were closed, unseated tractors were disposed, and personnel was reduced. We are encouraged by the improvement in operating ratio and tractor utilization (average revenue per tractor per week), and the decline in the amount of net loss. We remain focused on the second phase of the plan, which includes upgrading our tractor fleet, and continuing to focus on revenue enhancements and cost controls.

     Smithway Motor Xpress Corp. was incorporated in Nevada in January 1995 to serve as a holding company and conduct our initial public offering, which occurred in June 1996. References to the "Company", "Smithway", "we", "us", or "our" herein refer to the consolidated operations of Smithway Motor Xpress Corp., a Nevada corporation, and its wholly owned subsidiaries, Smithway Motor Xpress, Inc., an Iowa corporation, East West Motor Express, Inc., a South Dakota corporation, SMSD Acquisition Corp., a South Dakota corporation, and New Horizons Leasing, Inc., an Iowa corporation.

     Our headquarters are located at 2031 Quail Avenue, Fort Dodge, Iowa 50501, and our website address is www.smxc.com. Information on our website is not incorporated by reference into this annual report. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other reports we file with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website.

Operations

     We integrate our sales and dispatch functions throughout our computer-connected "Smithway Network." The Smithway Network consists of our headquarters in Fort Dodge, Iowa and 16 terminals, field offices, and independent agencies. The headquarters and 14 terminals and field offices are managed by Smithway employees, while the two agencies are managed by independent commission agents. The customer sales representatives and agents at each location have front-line responsibility for booking freight in their regions. Fleet managers at the Fort Dodge, Iowa headquarters coordinate all load movements via computer link to optimize load selection and promote proper fleet balance among regions. Sales and dispatch functions for traffic are generally performed at terminals within the sales region.

     Agents are the primary contact for shippers within their region and have regular contact with drivers and independent contractors. Our agents are paid a commission on revenue they generate. Agent contracts typically are cancelable on 14 days' notice. In addition to sales and customer service benefits, we believe agents offer the advantage of minimizing capital investment and fixed costs, because agents are responsible for all of their own expenses. The number of agents has decreased over the past four years.

Customers and Marketing

     Our sales force includes nine sales representatives, personnel at 15 terminals and field offices, and two independent commission agents. National sales representatives focus on national customers, while sales personnel at terminals, field offices, and agencies are responsible for regional customer contact. Our sales force emphasizes rapid response time to customer requests for equipment, undamaged and on-time pickup and delivery, one of the nation's largest fleets of flatbed equipment, safe and professional drivers, logistics management, dedicated fleet capability, and our strategically located Smithway Network. We believe that few other carriers operating principally in the Midwest flatbed market offer similar size and service. Consequently, we seek primarily service-sensitive freight rather than competing for all freight on the basis of price.

     In 2003, our top 50, 25, 10, and 5 customers accounted for approximately 48%, 40%, 29%, and 21% of revenue, respectively. No single customer accounted for 10% or more of our revenue during 2003.

Technology

     We believe that advances in technology can enhance our operating efficiency and customer service. During the summer of 2002, we installed a new operating system and freight selection software to improve the efficiency of our operations. After some initial difficulties in the integration process, we are now able to optimize the software to receive the benefits of full functionality. This software was designed specifically for the trucking industry to allow managers to coordinate available equipment with the transportation needs of customers, monitor truck productivity and fuel consumption, and schedule regular equipment maintenance. It also is designed to allow immediate access to current information regarding driver and equipment status and location, special load and equipment instructions, routing, and dispatching.

     We operate communication units in all company-owned tractors and offer rental of these units as an option to our independent contractors. We believe on-board communication capability can reduce unnecessary stops and out-of-route miles because drivers are not forced to find a telephone to contact us or receive instructions. In addition, drivers can immediately report breakdowns or other emergency conditions. The system also enables us to advise customers of the location of freight in transit through its hourly position reports of each tractor's location.

     We also offer our customers electronic data interchange, which allows customers to communicate directly with us via computer link or the Internet and obtain location updates of in-transit freight, expected delivery times, and account payment instructions.

Drivers, Independent Contractors, and Other Personnel

     We seek company and independent contractor drivers who safely manage their equipment and treat freight transportation as a business. We have historically operated a fleet comprised of substantial numbers of both company-owned and independent contractor tractors. We believe a mixed fleet offers competitive advantages because we are able to recruit from both driver pools. We intend to retain a mixed fleet in the future to insure that recruiting efforts toward either group are not damaged by becoming categorized as predominantly either a company-owned or independent contractor fleet, although several factors may cause fluctuations in the fleet mix from time-to-time.

     Beginning in 2001 and continuing through 2003, the combination of high fuel prices, increasing insurance costs, a slowing economy, and tightened credit standards placed extreme pressure on independent contractors. Many were forced to exit their business. At year-end, our number of independent contractors had decreased by approximately 25% from year-end 2001. The decline in the number of independent contractors has slowed significantly, however, since September, 2003, as freight demand and the general economy have improved.

     We have implemented several policies to promote driver and independent contractor recruiting and retention. These include maintaining an open-door policy with easy access to senior executives, appointing an advisory board comprised of top drivers and independent contractors to consult with management, and assigning each driver and independent contractor to a particular driver manager to insure personal contact. In addition, we operate over relatively short-to-medium distances (659-mile average length of haul in 2003) to return drivers home as frequently as possible, and, in 2003, a temporary sign-on bonus was implemented for new drivers to enhance driver recruiting.

     We are not a party to a collective bargaining agreement and our employees are not represented by a union. At December 31, 2003, we had 720 Company drivers, 246 non-driver employees, and 430 independent contractors. We believe that we have good relationships with our employees and independent contractors.

Safety and Insurance

     Our active safety and loss prevention program has resulted in the Department of Transportation's highest safety and fitness rating (satisfactory) and numerous safety awards. Our safety and loss prevention program includes pre-screening, initial orientation, six weeks on-the-road training for drivers without substantial experience, and safety bonuses.

     We currently maintain insurance covering losses in excess of a $250,000 self-insured retention for casualty insurance, which includes cargo loss, personal injury, property damage, and physical damage claims. We also have a $250,000 self-insured retention for workers' compensation claims in states where a self-insured retention is allowed. Our primary casualty and workers' compensation insurance policies have a limit of $2.0 million per occurrence. We do not have excess insurance coverage above the primary policy limit. We have experienced casualty claims in excess of $2.0 million in the past. The lack of excess coverage and high self-insured retention increases our risk associated with frequency and severity of accidents and could increase our expenses or make them more volatile from period to period. Furthermore, if we experience claims that exceed the limits of insurance coverage, or if we experience claims for which coverage is not provided, our financial condition and results of operations could suffer a materially adverse effect. All policies are scheduled for renewal in July 2004.

Revenue Equipment

     Our equipment strategy for company-owned tractors (as opposed to independent contractors' tractors) is to operate tractors for a period that balances capital expenditure requirements, disposition values, driver acceptability, repair and maintenance expense, and fuel efficiency. As a result of advances in the manufacturing of tractors and major components and the depressed value of used equipment, in 2000 we extended the average trade cycle mileage from 550,000 to 600,000 miles. We expect to maintain this trade cycle at least through 2004. Generally, mileage in excess of 500,000 miles exceeds warranty limits. We have seen an increase in maintenance expense in recent periods due to our extended trade cycle, however further increases in repair and maintenance expense are expected to be minimal as we begin to replace older equipment as part of the second phase of our profit improvement plan. There is much uncertainty surrounding the performance of tractors built after October 2002 with new engines that meet higher emissions standards mandated by the EPA. The cost of operating tractors containing the new, EPA-compliant engines is expected to be somewhat higher than the cost of operating tractors containing engines manufactured prior to October 2002, due primarily to lower anticipated fuel efficiency and higher anticipated maintenance expenses. In addition, increased costs associated with the manufacturing of the new, EPA-compliant engines, changes in the market for used tractors, and difficult market conditions faced by tractor manufacturers may result in increased equipment prices and increased operating expenses.

     We operate conventional (engine forward) tractors with standard engine and drivetrain components, and trailers with standard brakes and tires to minimize our inventory of spare parts. All equipment is subject to our regular maintenance program, and also is inspected and maintained each time it passes through one of our maintenance facilities. Our company-owned tractor fleet had an average age of 44 months at December 31, 2003. In 2003, we purchased a limited amount of new equipment because of capital constraints and reduced the size of our tractor fleet by disposing of unseated tractors in order to reduce the costs associated with financing unprofitable equipment. We have successfully negotiated for the purchase and financing of 215 new tractors in 2004. Of these units, 165 will be replacement units, and the remaining 50 will be replacement or additional units depending on driver availability. These units will slightly reduce the average age of our fleet and further increases in maintenance expenses are expected to be minimal.

Competition

     The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the flatbed or van market. We compete primarily with other regional, short-to-medium-haul carriers and private truck fleets used by shippers to transport their own products in proprietary equipment. Competition is based primarily upon service and price. We also compete to a limited extent with rail and rail-truck intermodal service, but attempt to limit this competition by seeking service-sensitive freight and focusing on short-to-medium lengths of haul. Although we believe the approximately 800 company drivers and independent contractors dedicated to our flatbed operation at December 31, 2003, rank our flatbed division among the ten largest such fleets in that industry segment, there are other trucking companies, including diversified carriers with large flatbed fleets, that possess substantially greater financial resources and operate more equipment than us.

Fuel Availability and Cost

     We actively manage fuel costs. Company drivers purchase virtually all of our fuel through service centers with which we have volume purchasing arrangements. In addition, we periodically consider entering into options, futures contracts, and price swap agreements on heating oil, which is derived from the same petroleum products as diesel fuel, in an effort to partially hedge increases in fuel prices. We did not have any options, futures contracts, or price swap agreements in place at any time since 2000. Most of our contracts with customers contain fuel surcharge provisions, and we also attempt to recover increases in fuel prices through higher rates. However, increases in fuel prices generally are not fully offset through these measures.

     Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a materially adverse effect on our operations and profitability. Throughout 2000 we experienced significant increases in the cost of diesel fuel. There was a short period of decreased fuel prices starting at the end of 2001 and continuing through the first quarter of 2002. Since the second quarter of 2002 fuel prices have continued to increase. It is uncertain whether fuel prices will continue to increase or will decrease, or the extent we can recoup a portion of these costs through fuel surcharges.

Regulation

     The United States Department of Transportation, or DOT, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. In 2003, the DOT adopted revised hours-of-service regulations for drivers that became effective on January 4, 2004. These revised regulations represent the most significant changes to the hours-of-service regulations in over 60 years.

     There are several hours of service changes that may have a positive or negative effect on driver hours (and miles). The new rules allow drivers to drive up to 11 hours instead of the 10 hours permitted under prior regulations, subject to the new 14-hour on-duty maximum described below. The rules will require a driver's off-duty period to be 10 hours, compared to 8 hours under prior regulations. In general, drivers may not drive beyond 14 hours in a 24-hour period, compared to not being permitted to drive after 15 hours on-duty under the prior rules. During the new 14-hour consecutive on-duty period, the only way to extend the on-duty period is by the use of a sleeper berth period of at least two hours that is later coupled with a second sleeper berth break to equal 10 hours. Under the prior rules, during the 15-hour on-duty period, drivers were allowed to take multiple breaks of varying lengths of time, which could be either off-duty time or sleeper berth time, that did not count against the 15-hour period. There was no change to the rule that precludes drivers from driving after being on-duty for a maximum of 70 hours in 8 consecutive days. However, under the new rules, drivers can "restart" their 8-day clock by taking at least 34 consecutive hours off duty.

     While we believe the 11-hour and the 34-hour restart rules may have a slight positive effect on driving hours, we anticipate that the 15-hour to 14-hour rule change likely will have a more significant negative impact on driving hours for the truckload industry. The prior 15-hour rule worked like a stopwatch and allowed drivers to stop and start their on-duty time as they chose. The new 14-hour rule is like a running clock. Once the driver goes on-duty and the clock starts, the driver is limited to one timeout, or the clock keeps running. As a result of this change, issues that cause driver delays such as multiple stop shipments, unloading/loading delays, and equipment maintenance could result in a reduction in driver miles.

     We expect that the new rules could initially reduce our and other truckload carrier's average miles per truck. As time goes on and we and our drivers gain more experience with the new rules, however, we anticipate that we will be able to gradually reduce any decline in average miles per truck. We have implemented several steps to minimize the economic impact of the new hours-of-service rules on our business. We have negotiated delay time charges with the majority of our customers. In addition, we have conducted training programs for our driver and operations personnel regarding the new hours-of-service requirements. Prior to the effectiveness of the new rules, we also initiated discussions with many of our customers regarding steps that they can take to assist us in managing our drivers' non-driving activities, such as loading, unloading, or waiting, and we plan to continue to actively communicate with our customers regarding these matters in the future. In situations where shippers are unable or unwilling to take these steps, we expect to assess detention and other charges to offset losses in productivity resulting from the new hours-of-service regulations. Steps such as these are especially important in our flatbed operations, in which more of our freight is loaded on trailers while the driver and tractor wait, in comparison with dry van freight. It is still too early to ascertain the ultimate effect of these rules. However, based on our initial experience, our preliminary expectation is that for some period of time there will be decreased productivity on at least a portion of our fleet.

     Our operations also are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, the discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. We transport certain commodities that may be deemed hazardous substances. Our Fort Dodge, Iowa headquarters and Black Hawk, South Dakota and Des Moines, Iowa terminals have above-ground fuel storage tanks and fueling facilities. Our terminal in Cohasset, Minnesota has an underground fuel storage tank which is no longer in use. If we should be involved in a spill or other accident involving hazardous substances, if any such substances were found on our properties, or if we were found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect. We believe that our operations are in material compliance with current laws and regulations and we do not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on our capital expenditures, earnings, or competitive position. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil or criminal liability.

ITEM 2.  PROPERTIES

     Smithway's headquarters consists of 38,340 square feet of office space and 51,000 square feet of equipment maintenance and wash facilities, located on 31 acres near Fort Dodge, Iowa. The Smithway Network consists of locations in or near the following cities with the facilities noted:

                                     Driver
       Company Locations          Maintenance     Recruitment    Dispatch     Sales    Ownership
       -----------------          -----------     -----------    --------     -----    ---------
Birmingham, Alabama..............                      X            X           X        Leased+
Black Hawk, South Dakota.........      X               X            X           X        Owned
Chicago, Illinois................                                   X           X        Owned
Cohasset, Minnesota..............                                   X           X        Owned
Denver, Colorado.................                                   X           X        Leased+
Des Moines, Iowa ................      X                            X           X        Owned
Enid, Oklahoma ..................                                   X                    Leased+
Fort Dodge, Iowa.................      X               X            X           X        Owned
Houston, Texas...................                                   X           X        Leased+
Joplin, Missouri.................                                   X           X        Owned
McPherson, Kansas................      X                            X           X        Owned
Oklahoma City, Oklahoma..........      X               X            X           X        Owned
Oshkosh, Wisconsin...............                                   X           X        Leased+
Phoenix, Arizona.................                                   X           X        Leased+
St. Paul, Minnesota..............                                   X           X        Leased+
        Agent Locations
Detroit, Michigan ...............                                   X           X
Toledo, Ohio ....................                                   X           X
---------------------------
+ Month-to-month leases.

ITEM 3.  LEGAL PROCEEDINGS

     From time-to-time we are party to litigation and administrative proceedings arising in the ordinary course of business. These proceedings primarily involve claims for personal injury and property damage incurred in the transportation of freight. We are not aware of any claims or threatened claims that might have a materially adverse effect upon our operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 24, 2003, we held our annual meeting of stockholders for the purpose of (a) ratifying the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003, and (b) electing five directors for one-year terms. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to our nominees. Each of our nominees for director as listed in the Company's proxy statement was elected. The voting tabulation on the selection of accountants was 5,290,260 votes "FOR", 24,465 votes "AGAINST", and 1,927 votes "ABSTAIN." The voting tabulation on the election of directors was as follows:

-------------------------------------------------------------------------------
|                           |      Shares           |          Shares         |
|                           |      Voted            |          Voted          |
|                           |      "FOR"            |  "ABSTAIN" or "WITHHOLD |
|                           |                       |        AUTHORITY"       |
|---------------------------|-----------------------|-------------------------|
| William G. Smith          |     5,275,799         |          40,853         |
|---------------------------|-----------------------|-------------------------|
| G. Larry Owens            |     5,274,716         |          41,936         |
|---------------------------|-----------------------|-------------------------|
| Terry G. Christenberry    |     5,275,609         |          41,043         |
|---------------------------|-----------------------|-------------------------|
| Herbert D. Ihle           |     5,275,609         |          41,043         |
|---------------------------|-----------------------|-------------------------|
| Robert E. Rich            |     5,275,609         |          41,043         |
-------------------------------------------------------------------------------

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Price Range of Common Stock. Our Class A Common Stock is traded on the Nasdaq Small Cap Market under the symbol "SMXC." The following table sets forth, for the periods indicated, the high and low bid information per share of our Class A Common Stock as quoted through the Nasdaq Small Cap Market. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions.


               Period                   High                 Low
     ---------------------------    --------------     ----------------
     Calendar Year 2003
           1st Quarter              $        1.65      $           0.73
           2nd Quarter              $        1.17      $           0.65
           3rd Quarter              $        1.62      $           0.79
           4th Quarter              $        1.95      $           1.05

               Period                   High                 Low
     ---------------------------    --------------     ----------------
     Calendar Year 2002
           1st Quarter              $        2.65      $           1.66
           2nd Quarter              $        2.23      $           1.23
           3rd Quarter              $        1.79      $           0.97
           4th Quarter              $        1.45      $           0.69

     As of February 13, 2004, we had 314 stockholders of record of our Class A Common Stock. However, we believe that many additional holders of Class A Common Stock are unidentified because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

     Dividend Policy. We have never declared and paid a cash dividend on our Class A Common Stock. It is the current intention of our Board of Directors to continue to retain any earnings to finance the growth of our business rather than to pay dividends. Future payments of cash dividends will depend upon our financial condition, results of operations, and capital commitments, restrictions under then-existing agreements, and other factors deemed relevant by the Board of Directors.

     See "Securities Authorized for Issuance Under Equity Compensation Plans" under Item 12 in Part III of this Annual Report for certain information concerning shares of our Class A Common Stock authorized for issuance under our equity compensation plans.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

                                                                      Years Ended December 31,
                                                        1999         2000         2001         2002         2003
                                                        ----         ----         ----         ----         ----
Statement of Operations Data:                            (In thousands, except per share and operating data)
Operating revenue...............................    $  196,945  $  198,990   $  190,826    $ 169,468     $ 165,329
Operating expenses:
  Purchased transportation......................        79,735      77,755       70,129       62,364        55,596
  Compensation and employee benefits............        49,255      51,718       54,394       51,834        50,328
  Fuel, supplies, and maintenance...............        23,754      30,995       32,894       27,722        29,857
  Insurance and claims..........................         4,212       3,426        5,325        7,324         5,571
  Taxes and licenses............................         4,045       3,943        3,817        3,444         3,444
  General and administrative....................         7,491       8,319        8,294        7,153         6,934
  Communications and utilities..................         2,190       2,052        2,123        1,783         1,463
  Depreciation and amortization.................        15,800      19,325       18,778    19,725(1)        14,239
                                                  ------------------------------------------------------------------
     Total operating expenses...................       186,482     197,533      195,754      181,349       167,432
                                                  ------------------------------------------------------------------
     Earnings (loss) from operations............        10,463       1,457       (4,928)     (11,881)       (2,103)
Interest expense (net)..........................         3,715       4,029        3,004        1,915         1,755
                                                  ------------------------------------------------------------------
Earnings (loss) before income taxes.............         6,748      (2,572)      (7,932)     (13,796)       (3,858)
Income taxes (benefit)..........................         2,822        (581)      (2,721)      (5,118)       (1,270)
                                                  ------------------------------------------------------------------
Net earnings (loss).............................         3,926      (1,991)      (5,211)   (8,678)(2)       (2,588)
                                                  ==================================================================
Basic and diluted earnings (loss) per common
share...........................................    $     0.78  $    (0.40)  $    (1.07)   $   (1.79)    $   (0.53)
                                                  ==================================================================
Operating Data: (3)
Operating ratio (4).............................         94.7%       99.3%       102.6%       107.0%        101.3%
Average revenue per tractor per week(5).........    $    2,299  $    2,261   $    2,189    $   2,162     $   2,367
Average revenue per loaded mile(5)..............    $     1.33  $     1.32   $     1.34    $    1.37     $    1.37
Average length of haul in miles.................           678         712          697          664           659
Company tractors at end of period...............           844         887          939          773           750
Independent contractor tractors at end of period           689         614          575          521           430
Weighted average tractors during period.........         1,532       1,515        1,530        1,410         1,234
Trailers at end of period.......................         2,783       2,679        2,781        2,480         2,278
Weighted average shares outstanding:
  Basic.........................................         5,031       5,009        4,852        4,846         4,846
  Diluted.......................................         5,032       5,009        4,852        4,846         4,846

Balance Sheet Data (at end of period):
Working capital.................................    $    5,159  $    3,300   $     (55)    $ (4,128)     $ (3,782)
Net property and equipment......................        94,305      86,748       79,045       67,570        54,399
Total assets....................................       125,014     115,828      106,436       89,409        76,680
Long-term debt, including current maturities....        59,515      52,334       49,742       43,820        33,617
Total stockholders' equity......................        39,508      37,233       31,866       23,193        20,605
----------------------------
(1) Includes an impairment charge for goodwill of $3,300 pre-tax.
(2) Includes an impairment charge for goodwill of $2,057 net of tax.
(3) Excludes brokerage activities except as to operating ratio.
(4) Operating expenses as a percentage of operating revenue.
(5) Net of fuel surcharges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Except for the historical information contained herein, the discussion in this annual report on Form 10-K contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe", "may", "could", "expects", "likely", variations of these words, and similar expressions, are intended to identify such forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in the section entitled "Factors That May Affect Future Results," as well as those discussed in this item and elsewhere in this annual report on Form 10-K.

Business Overview

     We are a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily on the flatbed segment of the truckload market. We offer comprehensive truckload transportation services to shippers located predominantly between the Rocky Mountains in the West and the Appalachian Mountains in the East, and in the southern provinces of Canada.

     Beginning in 2000 and continuing through the present, truckload carriers have operated in a very difficult business environment. A combination of high fuel prices, rising insurance premiums, tightened credit standards, a depressed used truck market, a declining number of independent contractors, and slowing freight demand associated with an economic downturn affected the profitability of many trucking companies, including Smithway. In addition to these general industry factors, the impact of the economic downturn on our customer base has been particularly severe, resulting in a more pronounced weakening in our freight demand than that experienced by truckload carriers generally. Since the fourth quarter of 2000, several customers have experienced economic difficulties, some of which have declared bankruptcy. It has only been in the last half of 2003, that our industry has begun to feel the positive effects of an increase in freight demand and general economic improvement.

     Since the year 2000, our revenues have decreased 16.9%, to $165 million in 2003 from $199 million in 2000, and, although our net loss of $2.6 million for the year ending December 2003 was an improvement over our net losses of $5.2 million and $8.7 million for the years 2001 and 2002, respectively, we have not operated profitably since 1999. The operating losses have had an adverse effect on our liquidity, and we were in violation of financial covenants under our primary financing arrangement several times during the year 2003. We obtained waivers for each such violation and since the beginning of 2003, have successfully negotiated several amendments to the financing arrangement to provide for a remaining term of at least one year.

     In the second quarter of 2003, we began to implement a plan designed to return Smithway to profitability by achieving a more streamlined and efficient operation. The main goals of the first phase of the plan were to reduce fixed costs, eliminate less productive assets, and increase the productivity of remaining assets. As part of this plan, we have, among other things:

     o Consolidated operations by closing 6 terminals, including two with maintenance facilities;

     o Improved our ratio of tractors to non-driving personnel by reducing our headcount;

     o Reduced the size of our tractor and trailer fleets to better match the revenue base; and

     o Focused our equipment on the most profitable customers, lanes, and loads.

     We are encouraged by the initial results of the plan. Revenue decreased by only 2.4% despite a 12.4% reduction in weighted average tractors and over a 20% decrease in the number of terminals. Average revenue per tractor per week, our main measure of asset productivity, improved 9.5%, to $2,367 in 2003 from $2,162 in 2002, as we increased miles per tractor, reduced non-revenue miles, and reduced the number of tractors without drivers. In addition, we reduced our fixed costs of terminals, equipment, and non-driving personnel, although these savings were partially offset by higher maintenance and fuel costs per mile. The net result was an improvement of 570 basis points in our operating ratio, to 101.3% in 2003 from 107.0% in 2002.

     The second phase of the plan, which we expect to implement in 2004, focuses on revenue enhancements, replacing our highest mileage tractors, and continuing our cost control efforts. The major components of this phase include the following:

     o We are currently engaged in a broad-based effort to raise our revenue per loaded mile, both generally and in respect of the new federally mandated hours-of-service requirements that may affect our productivity if we are not adequately compensated for lost driving time.

     o We may selectively increase the size of our fleet, particularly through recruiting additional independent contractors and pursuing opportunities to take over dedicated fleets currently operated by shippers for their own account.

     o We intend to replace between 165 and 215 of our highest mileage tractors, and we believe the savings in maintenance costs as well as better driver retention will more than offset increased capital costs. We have received a financing commitment for 215 new tractors.

     o    We intend to continue our cost control efforts.

     Based on the success of the first phase of the profit improvement plan, we were in compliance with all of the financial covenants under our financing arrangement at December 31, 2003, and have successfully negotiated for the purchase and financing of 215 new tractors in 2004. Based upon our improving results, anticipated future cash flows, current availability under the financing arrangement with LaSalle Bank, and sources of equipment financing that we expect to be available, we do not expect to experience significant liquidity constraints in the foreseeable future.

Revenues and Expenses

     We generate substantially all of our revenue by transporting freight for our customers. Generally, we are paid by the mile for our services. We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention, and other accessorial services. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of miles we generate with our equipment. These factors relate, among other things, to the United States economy, inventory levels, the level of capacity in the trucking industry, specific customer demand, and driver availability. We monitor our revenue production primarily through average revenue per tractor per week.

     In 2003, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) increased to $2,367 from $2,162 in 2002. We are encouraged by this improvement and by the fact that our operating revenue decreased only $4.1 million (2.4%), to $165.3 million in 2003 from $169.5 million in 2002, while weighted average tractors decreased 12.5% to 1,234 in 2003 from 1,410 in 2002. This reduction was part of our planned disposition of unseated company-owned tractors. In addition, we contracted with fewer independent contractor providers of equipment. The decrease in the number of independent contractors primarily occurred in the first three quarters of 2003 and has slowed substantially since September 2003 as freight demand has increased and the economy has begun to rebound.

     The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and the compensation of non-driver personnel. Effectively controlling our expenses is a key component of our profit improvement plan.

Results of Operations

     The following table sets forth the percentage relationship of certain items to revenue for the periods indicated:

                                                               2001            2002             2003
                                                               ----            ----             ----
     Operating revenue.............................           100.0%          100.0%           100.0%
     Operating expenses:
         Purchased transportation...................           36.8            36.8             33.6
         Compensation and employee benefits.........           28.5            30.6             30.4
         Fuel, supplies, and maintenance............           17.2            16.4             18.1
         Insurance and claims.......................            2.8             4.3              3.4
         Taxes and licenses.........................            2.0             2.0              2.1
         General and administrative.................            4.3             4.2              4.2
         Communication and utilities................            1.1             1.1              0.9
         Depreciation and amortization..............            9.8            11.6              8.6
                                                     ---------------------------------------------------
         Total operating expenses...................          102.6           107.0            101.3
                                                     ---------------------------------------------------
     Earnings (loss) from operations................          (2.6)           (7.0)            (1.3)
     Interest expense, net..........................           1.6             1.1              1.1
                                                     ---------------------------------------------------
     Loss before income taxes.......................          (4.2)           (8.1)            (2.3)
     Income taxes (benefit).........................          (1.4)           (3.0)            (0.8)
                                                     ---------------------------------------------------
     Net loss.......................................          (2.7)%          (5.1)%           (1.6)%
                                                     ===================================================

Comparison of year ended December 31, 2003 to year ended December 31, 2002.

     Operating revenue decreased $4.1 million (2.4%), to $165.3 million in 2003 from $169.5 million in 2002. The decrease in operating revenue resulted from our planned reduction in fleet size to reduce the number of unmanned company-owned tractors as well as from our yield management efforts, in which we ceased hauling certain unprofitable freight. In addition, we contracted with fewer independent contractor providers of equipment. The reduction in fleet size and yield enhancement efforts were consistent with our strategy of focusing on asset productivity. We believe a certain level of success has been achieved, as our weighted average number of tractors decreased 12.5% while operating revenue decreased only 2.4%.

     Average operating revenue per tractor per week, our main measure of asset productivity, increased significantly to $2,577 in 2003 from $2,311 in 2002. Operating revenue includes revenue from operating our trucks as well as other, more volatile, revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,367 in 2003 from $2,162 in 2002, primarily due to increased production from our seated equipment and a lower number of unseated company tractors. For the year, revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) remained relatively constant at $1.37 as rates were lower in the first half of the year and higher during the latter part of 2003. Fuel surcharge revenue increased $2.7 million to $5.8 million in 2003 from $3.1 million in 2002. During 2003 and 2002, approximately $4.0 million and $1.8 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $6.8 million (10.9%), to $55.6 million in 2003 from $62.4 million in 2002. As a percentage of revenue, purchased transportation decreased to 33.6% in 2003 from 36.8% in 2002. The changes reflect a decrease in the percentage of the fleet supplied by independent contractors and in the number of independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 35.6% in 2003 from 39.9% in 2002. We believe the decline in independent contractors as a percentage of our total fleet is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which have diminished the pool of drivers interested in becoming or remaining independent contractors. The decline in independent contractors has slowed significantly since September, 2003 as freight demand and the general economy has improved.

     Compensation and employee benefits decreased $1.5 million (2.9%), to $50.3 million in 2003 from $51.8 million in 2002. As a percentage of revenue, compensation and employee benefits decreased slightly to 30.4% in 2003 from 30.6% in 2002. This reflects a $2.4 million decrease in wages paid to non-driver employees. These factors were partially offset by an increase in the percentage of the fleet comprised of company-owned tractors and additional wages paid to new drivers for sign-on bonuses implemented to enhance driver recruiting. Additionally, in 2002 we recorded a $650,000 increase in reserves for workers' compensation losses, including losses which have been incurred but not yet reported to us. Finally, health claims and premiums increased in 2003 compared with 2002, and we expect this trend to continue in future periods.

     Fuel, supplies, and maintenance increased $2.1 million (7.7%), to $29.9 million in 2003 from $27.7 million in 2002. As a percentage of revenue, fuel, supplies, and maintenance increased to 18.1% of revenue in 2003 compared with 16.4% in 2002. This reflects an increase in the percentage of the fleet comprised of company-owned tractors, higher fuel prices, and a slight increase in maintenance costs. We have seen an increase in maintenance expense in recent periods due to our extended trade cycle, however further increases in repair and maintenance expense are expected to be minimal as we begin to replace older equipment as part of the second phase of our profit improvement plan. Fuel prices increased approximately 18% to an average of $1.47 per gallon in 2003 from $1.25 per gallon in 2002. The increase in fuel prices was partially offset by a $2.2 million increase in fuel surcharge revenue, which is included in operating revenue.

     Insurance and claims decreased $1.8 million (23.9%), to $5.6 million in 2003 from $7.3 million in 2002. As a percentage of revenue, insurance and claims decreased to 3.4% of revenue in 2003 compared with 4.3% in 2002. In 2002, insurance and claims included a $1.2 million increase in reserves for auto liability losses. The increase in liability reserves related primarily to a change in estimating the ultimate costs of claims that occurred in prior years and did not recur in 2003. Also, in July 2003, due to our financial condition and the rising cost of insurance, we discontinued our excess insurance coverage, leaving $2 million of primary coverage with a $250,000 self-insured retention, allowing for a substantial reduction in premiums. We have had a $250,000 self-insured retention since July 1, 2002. In January 2003, we exercised an option to retroactively increase the deductible for our auto liability policy to $125,000 per incident beginning July 1, 2001 through June 30, 2002 which reduced our expense by $467,000. No changes were made to the other policies during that period. Prior to that time the retention was $50,000. The lack of excess coverage and high self-insured retention increases our risk associated with frequency and severity of accidents and could increase our expenses or make them more volatile from period to period. Furthermore, if we experience claims that exceed the limits of our insurance coverage, or if we experience claims for which coverage is not provided, our financial condition and results of operations could suffer a materially adverse effect. The insurance policies are scheduled for renewal on July 1, 2004. Upon renewal, we expect no changes in our self-insured retention level or our excess insurance coverage limit. If we are unable to renew the policies on their current terms, we may modify the self-insured retention amount.

     Taxes and licenses remained constant at $3.4 million in 2003 and 2002. The decrease in the number of company-owned tractors subject to annual license and permit costs was offset by an increase in the need for over-dimensional permits. As a percentage of revenue, taxes and licenses remained relatively constant at 2.1% of revenue in 2003 compared with 2.0% of revenue in 2002.

     General and administrative expenses decreased $219,000 (3.1%), to $6.9 million in 2003 from $7.2 million in 2002. As a percentage of revenue, general and administrative expenses remained constant at 4.2% of revenue in both years.

         Communications and utilities decreased $320,000 (17.9%), to $1.5 million in 2003 from $1.8 million in 2002. As a percentage of revenue, communications and utilities remained relatively constant at 0.9% of revenue in 2003 compared with 1.1% of revenue in 2002.

     Depreciation and amortization decreased $5.5 million (27.8%), to $14.2 million in 2003 from $19.7 million in 2002. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In 2003 and 2002, depreciation and amortization included net gains from the sale of equipment of $439,000 and $792,000, respectively. In 2002 depreciation and amortization included $3.3 million for goodwill impairment. As a percentage of revenue, depreciation and amortization decreased to 8.6% of revenue in 2003 compared with 11.6% in 2002. Excluding the 2002 goodwill impairment charge, depreciation and amortization was 9.5% of revenue in 2002. The decreases as a percentage of revenue were attributable to a smaller fleet of company-owned equipment, and some of our older equipment still generates revenue but is no longer being depreciated. In the short-term, we expect that the presence of older equipment which is not being depreciated will more than offset increases in depreciation resulting from the addition of new equipment to our fleet. Over the long-term, as we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

     Interest expense, net, decreased $160,000 (8.4%), to $1.8 million in 2003 from $1.9 million in 2002. This decrease was attributable to lower average debt outstanding, partially offset by higher interest rates. As a percentage of revenue, interest expense, net, remained constant at 1.1% of revenue in both 2002 and 2003.

     As a result of the foregoing, our pre-tax margin increased to (2.3%) in 2003 from (8.1%) in 2002.

     Our income tax benefit in 2003 was $1.3 million, or 32.9% of loss before income taxes. Our income tax benefit in 2002 was $5.1 million, or 37.1% of loss before income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by us. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax loss.

     As a result of the factors described above, net loss was $2.6 million in 2003 (1.6% of revenue), compared with net loss of $8.7 million in 2002 (5.1% of revenue).

Comparison of year ended December 31, 2002 to year ended December 31, 2001.

     Operating revenue decreased $21.4 million (11.2%), to $169.5 million in 2002 from $190.8 million in 2001. Lower weighted-average tractors, decreased fuel surcharge revenue, decreased brokerage revenue, and lower average revenue per tractor per week were responsible for the decrease in operating revenue. Weighted-average tractors decreased to 1,410 in 2002 from 1,530 in 2001 as we disposed of a portion of our unseated company-owned tractors in the last half of 2002 and contracted with fewer independent contractor providers of equipment. Fuel surcharge revenue decreased $3.2 million to $3.1 million in 2002 from $6.3 million in 2001. During 2002 and 2001, approximately $1.8 million and $3.5 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors. Additionally, soft freight demand caused a $2.2 million decrease in brokerage revenue, to $7.3 million in 2002 from $9.5 million in 2001. Finally, average revenue per tractor per week (excluding revenue from brokerage operations and fuel surcharges) decreased to $2,162 in 2002 from $2,189 in 2001, primarily due to a higher number of unseated company-owned tractors during the first half of 2002 and lower weekly production caused by soft freight demand. These factors were partially offset by an increase in revenue per loaded mile, net of surcharges, to $1.37 in 2002 from $1.34 in 2001.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $7.8 million (11.1%), to $62.4 million in 2002 from $70.1 million in 2001, as we contracted with fewer independent contractor providers of revenue equipment. We believe the decline in independent contractors as a percentage of our total fleet is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which have diminished the pool of drivers interested in becoming or remaining independent contractors. As a percentage of revenue, purchased transportation remained constant at 36.8% in both years, as the drop in total operating revenue more than exceeded the drop in independent contractor revenue.

     Compensation and employee benefits decreased $2.6 million (4.7%), to $51.8 million in 2002 from $54.4 million in 2001. As a percentage of revenue, compensation and employee benefits increased to 30.6% in 2002 from 28.5% in 2001. The increase was primarily attributable to a $650 increase in reserves for workers' compensation losses, including losses which have been incurred but not yet reported to us. Additionally, wages paid to drivers for unloaded miles increased during the year as weak freight demand caused an increase in deadhead miles. Finally, health claims and premiums increased in 2002 compared with 2001, and we expect this trend to continue in future periods.

     Fuel, supplies, and maintenance decreased $5.2 million (15.7%), to $27.7 million in 2002 from $32.9 million in 2002. As a percentage of revenue, fuel, supplies, and maintenance decreased to 16.4% of revenue in 2002 compared with 17.2% in 2001. This decrease was attributable primarily to lower fuel prices, which decreased approximately 9% to an average of $1.25 per gallon in 2002 from $1.38 per gallon in 2001. The price decrease was partially offset by higher non-billable miles for which we incur fuel expense but do not receive fuel surcharges. Although average fuel prices were lower than 2001 levels, fuel prices have risen over the last three quarters of 2002, and have continued to rise in 2003. Cost savings resulting from lower fuel prices were partially offset by higher maintenance expense resulting from (i) an increase in the percentage of our total fleet supplied by company-owned equipment, and (ii) a slightly older fleet, as a result of our decision to further extend the trade cycle for tractors. Although the average age of our tractor fleet decreased during 2002 due to the sale of older equipment that was not replaced, we incurred increased maintenance expense on the aging units that remained in service.

     Insurance and claims increased $2.0 million (37.5%), to $7.3 million in 2002 from $5.3 million in 2001. As a percentage of revenue, insurance and claims increased to 4.3% of revenue in 2002 compared with 2.8% in 2001. The increase was attributable to a $1.2 million increase in reserves for auto liability losses. The increase in liability reserves relates primarily to a change in the method of estimating the ultimate costs of claims, as well as the establishment of a reserve for incurred but not reported claims. Despite the increase in reserves, in 2002 we had our best safety year, in terms of accidents per million miles, since going public in 1996. The cost of insurance and claims increased substantially on July 1, 2002, when we increased our self-insured retention from $50,000 to $250,000 per occurrence without a premium reduction that fully offset the increase in retention. The higher self-insured retention increases our risk associated with frequency and severity of accidents and could increase our expenses or make them more volatile from period to period.

     Taxes and licenses decreased $373,000 (9.8%), to $3.4 million in 2002 from $3.8 million in 2001, reflecting a decrease in the number of company-owned tractors subject to annual license and permit costs. As a percentage of revenue, taxes and licenses remained constant at 2.0% of revenue in 2002 and 2001.

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

     Depreciation and amortization increased $947,000 (5.0%), to $19.7 million in 2002 from $18.8 million in 2001. During the annual goodwill impairment analysis required by Statement of Financial Accounting Standard (SFAS) 142, we determined that a portion of our goodwill had become impaired during the year primarily as a result of continuing operating losses. As a result, we wrote off $3.3 million of goodwill in the fourth quarter of 2002. In 2001, we committed to a plan to replace our proprietary computer operating system with third party software. Accordingly, we wrote off the $707,000 carrying value of our existing software during the fourth quarter of 2001. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In 2002 and 2001, depreciation and amortization included net gains from the sale of equipment of $792,000 and $187,000, respectively. In addition, 2002 included $3.3 million for goodwill impairment and 2001 included $707,000 for the write-off of a proprietary operating system. Increasing costs of new equipment continued to increase depreciation per tractor. As a percentage of revenue, depreciation and amortization increased to 11.6% of revenue in 2002 compared with 9.8% in 2001, primarily as a result of these factors. Excluding the write-offs, depreciation and amortization remained constant at 9.5% of revenue in 2001 and 2002.

     Interest expense, net, decreased $1.1 million (36.2%), to $1.9 million in 2002 from $3.0 million in 2001. This decrease was attributable to lower interest rates and lower average debt outstanding. As a percentage of revenue, interest expense, net, decreased to 1.1% of revenue in 2002 compared with 1.6% in 2001.

     As a result of the foregoing, our pre-tax margin decreased to (8.1%) in 2002 from (4.2%) in 2001.

     Our income tax benefit in 2002 was $5.1 million, or 37.1% of loss before income taxes. Our income tax benefit in 2001 was $2.7 million, or 34.3% of loss before income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by us. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax loss.

     As a result of the factors described above, net loss was $8.7 million in 2002 (5.1% of revenue), compared with net loss of $5.2 million in 2001 (2.7% of revenue).

Liquidity and Capital Resources

     Uses and Sources of Cash

     We require cash to fund working capital requirements and to service our debt. We have historically financed acquisitions of new equipment with borrowings under installment notes payable to commercial lending institutions and equipment manufacturers, borrowings under lines of credit, cash flow from operations, and equipment leases from third-party lessors. We also have obtained a portion of our revenue equipment fleet from independent contractors who own and operate the equipment, which reduces overall capital expenditure requirements compared with providing a fleet of entirely company-owned equipment.

     Our primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with financial institutions and equipment manufacturers. We are experiencing improved cash flow as losses decrease. As of the date of this report, we have adequate borrowing availability on our line of credit to finance any near-term needs for working capital. We have successfully negotiated, subject to certain conditions, for the purchase and financing of 215 new tractors scheduled for delivery during 2004. Our ability to fund cash requirements in future periods will depend on our ability to comply with covenants contained in financing arrangements and the availability of other financing options, as well as our financial condition and results of operations. Our financial condition and results of operations will depend on insurance and claims experience, general shipping demand by the Company's customers, fuel prices, the availability of drivers and independent contractors, continued success in implementing the profit improvement plan described above, and other factors.

     Although in the first quarter we experienced the traditional lag in shipping demand for flatbed freight, and there were weather-related and hours-of-service operational issues, we expect the first quarter of 2004 to show improvement over the first quarter of 2003. Going forward, we believe that seasonal improvements in shipping demand and continued focus on the profit improvement plan should generate the required improvements. However, there is no assurance the improvements will occur as planned. Assuming the improvements do occur as planned, we believe there will be sufficient cash flow to meet our liquidity requirements at least through December 31, 2004. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

     Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through 2004. We will require additional sources of financing over the long-term to upgrade our tractor and trailer fleets. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our short- and long-term liquidity may be adversely affected by one or more of the following factors: costs associated with insurance and claims; weak freight demand or a loss in customer relationships or volume; the impact of new hours-of-service regulations on asset productivity; the ability to attract and retain sufficient numbers of qualified drivers and independent contractors; elevated fuel prices and the ability to collect fuel surcharges; inability to maintain compliance with, or negotiate amendments to, loan covenants; the ability to finance the tractors and trailers delivered and scheduled for delivery; and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations. Based upon our improving results, anticipated future cash flows, current availability under the financing arrangement with LaSalle Bank, and sources of equipment financing that we expect to be available, we do not expect to experience significant liquidity constraints in the foreseeable future.

     Net cash provided by operating activities was $14.3 million, $9.3 million, and $11.7 million for the years ended December 31, 2001, 2002, and 2003, respectively. Historically, our principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables decreased (increased) $2.8 million, $2.4 million, and ($572,000) for the years ended December 31, 2001, 2002, and 2003, respectively. The average age of our trade accounts receivable was approximately 37 days for 2001, 34 days for 2002, and 34 days for 2003.

     Net cash (used in) provided by investing activities was ($4.0) million, $3.3 million, and $2.9 million for the years ended December 31, 2001, 2002, and 2003, respectively. Such amounts related primarily to purchases, sales, and trades of revenue equipment and payments made for the acquisition of Skipper Transportation, Inc. in 2001. In 2003, sales of tractors and trailers as part of decreasing the size of our company-owned tractor and trailer fleet more than offset the few purchases of revenue equipment.

     Net cash used in financing activities of $9.9 million, $13.2 million, and $14.4 million for the years ended December 31, 2001, 2002, and 2003, respectively, consisted primarily of net payments of principal under our long-term debt agreements.

     We have a financing arrangement with LaSalle Bank, which expires on January 1, 2005, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle may terminate the arrangement prior to January 1, 2005, in the event of default, as discussed below, and may terminate at anytime during the renewal terms. At several times since the beginning of 2003, the financing arrangement has been amended to provide for a remaining term of at least one year. The arrangement provides for a term loan, a revolving line of credit, a capital expenditure loan, and financing for letters of credit. The combination of all loans with LaSalle Bank cannot exceed the lesser of $25 million or a specified borrowing base.

     At December 31, 2003, the term loan had a principal balance of $9.7 million, payable in 48 remaining equal monthly principal installments of $201,000. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables. At December 31, 2003, total borrowings under the revolving line were $426,000. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances, provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the arrangement. At December 31, 2003, the amount owed under capital expenditure notes was $1.0 million. At December 31, 2003, we had outstanding letters of credit totaling $7.9 million for self-insured amounts under our insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity. At December 31, 2003, our borrowing limit under the financing arrangement was $21.7 million, leaving approximately $2.8 million in remaining availability at such date.

     We are required to pay a facility fee on the LaSalle financing arrangement of .25% of the maximum loan limit ($25 million). Borrowings under the arrangement are secured by liens on revenue equipment, accounts receivable, and certain other assets. The interest rate on outstanding borrowings under the arrangement is equal to LaSalle's prime rate plus two percent.

     The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. We were in compliance with these covenants at December 31, 2003 and we believe we will remain in compliance, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for December 31, 2003 and we expect to remain in compliance going forward. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

     Contractual Obligations and Commercial Commitments

     The following tables set forth the contractual obligations and other commercial commitments as of December 31, 2003:

                                                               Payments (in thousands) due by period

                                                               Less than       1-3         3-5        More than
Contractual Obligations                           Total         1 year        years       years        5 years
                                                 --------     ----------    --------     -------      ----------
Long-term debt...............................     $33,191       $10,582     $15,623      $6,986       $      -
Operating leases.............................         982           227         401         277             77
                                                 --------     ----------    --------     -------      ----------
     Total ..................................     $34,173       $10,809     $16,024      $7,263       $     77
                                                 ========     ==========    ========     =======      ==========

We had no other commercial commitments at December 31, 2003.

Off-Balance Sheet Arrangements

     Our liquidity is not materially affected by off-balance sheet transactions. During 2003, we incurred minimal rental expense related to operating leases. We do not expect to utilize operating leases to finance any material amount of revenue equipment going forward.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 1 of the consolidated financial statements attached hereto. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined.

     Our critical accounting policies include the following:

     Revenue Recognition

     We generally recognize operating revenue when the freight to be transported has been loaded. We operate primarily in the short-to-medium length haul category of the trucking industry; therefore, our typical customer delivery is completed one day after pickup. Accordingly, this method of revenue recognition is not materially different from recognizing revenue based on completion of delivery. We recognize operating revenue when the freight is delivered for longer haul loads where delivery is completed more than one day after pickup. Amounts payable to independent contractors for purchased transportation, to Company drivers for wages, and other direct expenses are accrued when the related revenue is recognized.

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 39 years for buildings and improvements, 5 years for tractors, 7 years for trailers, and 3 to 10 years for other equipment. Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale. The gain or loss on retirement or sale is included in depreciation and amortization in the consolidated statements of operation. Gains on trade-ins are included in the basis of the new asset. Judgments concerning salvage values and useful lives can have a significant impact.

     Estimated Liability for Insurance Claims

     Losses resulting from auto liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to certain self-retention levels. Losses resulting from uninsured claims are recognized when such losses are incurred. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. However, final settlement of these claims could differ materially from the amounts we have accrued at year-end. Our judgment concerning the ultimate cost of claims and modification of initial reserved amounts is an important part of establishing claims reserves, and is of increasing significance with higher self-insured retention and lack of excess coverage.

     Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Our judgment concerning future cash flows is an important part of this determination. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

New Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities." SFAS 146 supersedes EITF No. 94-3. The principal difference between SFAS 146 and EITF No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS 146 requires a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF No. 94-3 allowed a liability, related to an exit or disposal activity, to be recognized at the date an entity commits to an exit plan. The provisions of SFAS 146 were effective on January 1, 2003. The adoption of SFAS No. 146 has not had an impact on our financial statements as of December 31, 2003.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on disclosure requirements of obligations by a guarantor under certain guarantees. This interpretation also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of an obligation undertaken in issuing a guarantee. We applied the provisions of Interpretation No. 45 for initial recognition and measurement provisions to guarantees issued or modified after December 31, 2002, as required. We did not have any guarantees, including indirect guarantees of indebtedness of others, as of December 31, 2003, which would require disclosure under Interpretation No. 45.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FASB
Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities." FIN No. 46, as revised, requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this interpretation must be applied at the beginning of the first interim or annual period ending after March 15, 2004. The application of this interpretation is not expected to have a material effect on our consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It applies to contracts entered into or modified after June 30, 2003, except as stated within the statement, and is to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

     On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 applies to financial instruments entered into or modified after May 31, 2003 and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), "Revenue Recognition", which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue
Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated financial statements.

Related Party Transactions

     In August 2003, we generated approximately $213,000 of cash and avoided future premium payments by selling one of our two life insurance policies covering our late Chief Executive Officer to such officer for the cash surrender value. The transferred policy has a death benefit of $1 million and the policy retained by us has a death benefit of $750,000. The transaction was approved by the disinterested directors.

     During the years ended December 31, 2001, and 2002 there were no material transactions with related parties.

Inflation and Fuel Costs

     Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. During the past three years, the most significant effects of inflation have been on revenue equipment prices, the compensation paid to drivers, and fuel prices. Innovations in equipment technology and comfort have resulted in higher tractor prices, and there has been an industry-wide increase in wages paid to attract and retain qualified drivers. We attempt to limit the effects of inflation through increases in freight rates and certain cost control efforts. The failure to obtain rate increases in the future could adversely affect profitability. High fuel prices also decrease our profitability. Most of our contracts with customers contain fuel surcharge provisions. Although we attempt to pass through increases in fuel prices to customers in the form of surcharges and higher rates, the fuel price increases are not fully recovered.

Seasonality

     In the trucking industry results of operations show a seasonal pattern because customers generally reduce shipments during the winter season, and we experience some seasonality due to the open, flatbed nature of the majority of our trailers. We at times have experienced delays in meeting shipment schedules as a result of severe weather conditions, particularly during the winter months. In addition, our operating expenses have been higher in the winter months due to decreased fuel efficiency and increased maintenance costs in colder weather.

Factors That May Affect Future Results

     We may from time-to-time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. In connection with this "safe harbor" provision, we hereby identify important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by us or on our behalf. Factors that might cause such a difference include, but are not limited to, the following:

     Losses and Liquidity Concerns. We have reported operating losses for the past three years and a net loss for the past four years. Failure to turn around the losses could result in further violation of current and future financing covenants, which could accelerate our indebtedness. In such an event, our liquidity, financial condition, and results of operations would be materially and adversely impacted. Although we have been encouraged by the recent improvements, there is no assurance that we will not experience liquidity constraints going forward.

     Insurance. The lack of excess coverage and high self-insured retention increases our risk associated with the frequency and severity of accidents and could increase our expenses or make them more volatile from period to period. Furthermore, if we experience claims that exceed the limits of our insurance coverage, or if we experience claims for which coverage is not provided, our financial condition and results of operations could suffer a materially adverse effect.

     General Economic and Business Factors. Our business is dependent upon a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. These factors include excess capacity in the trucking industry, significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, and insurance and claims costs, to the extent not offset by increases in freight rates or fuel surcharges. Our results of operations also are affected by recessionary economic cycles and downturns in customers' business cycles, particularly in market segments and industries in which we have a concentration of customers. In addition, our results of operations are affected by seasonal factors. Customers tend to reduce shipments during the winter months. Despite higher oil inventories, concerns in oil producing countries have caused fuel prices to rise throughout 2003. Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a materially adverse effect on our operating results.

     Capital Requirements. The trucking industry is very capital intensive. Historically, we have depended on cash from operations, equipment financing, and debt financing for funds to update our revenue equipment fleet. Since 2001 we have slowed our growth and extended our trade cycle on tractors and trailers. We had minimal capital expenditures in 2003. We have successfully negotiated, subject to certain conditions, for the purchase and financing of 215 new tractors scheduled for delivery during 2004. Going forward we will need to continue to upgrade our tractor and trailer fleets. We expect to pay for the projected capital expenditures with cash flows from operations and borrowings from equipment manufacturers or under the financing arrangement with LaSalle Bank. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to enter into less favorable financing arrangements or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

     Revenue Equipment. In the short-term, we expect the presence of older equipment which is not being depreciated will more than offset increases in depreciation resulting from the new equipment purchases. Over the long-term, as we continue to upgrade our equipment fleet, we expect depreciation expense to increase. If revenue production does not increase or remains constant, the increased depreciation could have a materially adverse effect on operating results.

     Recruitment, Retention, and Compensation of Qualified Drivers and Independent Contractors. Competition for drivers and independent contractors is intense in the trucking industry. There is, and historically has been, an industry-wide shortage of qualified drivers and independent contractors. We have successfully reduced the number of company-owned tractors without drivers during 2003 by improving recruiting and retention of drivers and by disposing of unseated equipment. In addition, independent contractors have decreased industry-wide for a variety of economic reasons. The decline in independent contractors has slowed significantly since September 2003. The shortage of drivers and independent contractors has constrained revenue production. Failure to recruit additional drivers and independent contractors could force us to increase compensation or limit fleet size, either of which could have a materially adverse effect on operating results.

     Competition. The trucking industry is highly competitive and fragmented. We compete with other truckload carriers, private fleets operated by existing and potential customers, and to some extent railroads and rail-intermodal service. Competition is based primarily on service, efficiency, and freight rates. Many competitors offer transportation service at lower rates than us. Our results could suffer if we cannot obtain higher rates.

     Acquisitions.   In  March  2001,   we   acquired   the  assets  of  Skipper
Transportation, Inc., a small flatbed carrier headquartered in Birmingham, Alabama. This is the only acquisition we have made during the past three years. In 2004, we hope to expand the size of our tractor fleet through the acquisition of one identified dedicated fleet operation, which will add approximately 20 independent contractors during the course of the year. Acquisitions involve numerous risks, including: difficulties in assimilating the acquired company's operations; the diversion of management's attention from other business concerns; the risks of entering into markets in which management has no or only limited direct experience; and the potential loss of customers, key employees and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we make any acquisitions in the future, there can be no assurance that we will be able to successfully integrate the acquired companies or assets into our business.

     Regulation. The trucking industry is subject to various governmental regulations. Effective January 1, 2004, the DOT established new hours of service rules which effectively reduced the hours-in-service during which a driver may operate a tractor by redefining periods of service. The EPA has promulgated air emission standards that have increased the cost of tractor engines and reduce fuel mileage. Although we are unable to predict the nature of any changes in regulations, the cost of any changes, if implemented, may adversely affect our profitability. We have implemented several steps to address asset productivity issues caused by these regulations. The predominately flatbed nature of our operations, in which more of the freight is loaded on the trailers while the driver and tractor wait, has caused increased operational and productivity issues. It is still too early to ascertain the ultimate effect of these regulations. However, based on our initial experience, our preliminary expectation is that for some period of time there will be decreased productivity on at least a portion of our fleet. If we are unable to pass these additional costs through to shippers, our operating results could be materially and adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a variety of market risks, most importantly the effects of the price and availability of diesel fuel and changes in interest rates.

Commodity Price Risk

     Our operations are heavily dependent upon the use of diesel fuel. The price and availability of diesel fuel can vary and are subject to political, economic, and market factors that are beyond our control. Significant increases in diesel fuel prices could materially and adversely affect our results of operations and financial condition.

     We presently use fuel surcharges to address the risk of increasing fuel prices. We believe these fuel surcharges are an effective means of mitigating the risk of increasing fuel prices, although the competitive nature of our industry prevents us from recovering the full amount of fuel price increases through the use of such surcharges.

     In the past, we have used derivative instruments, including heating oil price swap agreements, to reduce a portion of our exposure to fuel price fluctuations. Since 2000 we have had no such agreements in place. We do not trade in such derivatives with the objective of earning financial gains on price fluctuations.

Interest Rate Risk

     We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangement with LaSalle Bank provides for a variable interest rate based on LaSalle's prime rate plus two percent, provided there has been no default. In addition, approximately $21.5 million of our other debt carries variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at December 31, 2003, a one-point increase in the prime rate would increase annual interest expense by approximately $325,000. The remainder of our other debt carries fixed interest rates and exposes us to the risk that interest rates may fall. At December 31, 2003, approximately 97% of our debt carries a variable interest rate and the remainder is fixed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our audited financial statements, including our consolidated balance sheets and consolidated statements of operations, cash flows, stockholders' equity, and notes related thereto, are included at pages 31 to 47 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No reports on Form 8-K have been filed within the twenty-four months prior to December 31, 2003, involving a change of accountants or disagreements on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003. During our fourth fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

     We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information respecting executive officers and directors set forth under the captions "Election of Directors; Information Concerning Directors and Executive Officers," "Corporate Governance; The Board of Directors and Its Committees; Committees of the Board of Directors," "Corporate Governance;
Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance; Code of Ethics" in our Proxy Statement for the 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), is incorporated herein by reference; provided, that the "Audit Committee Report for 2003" contained in the Proxy Statement is not incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information respecting executive and director compensation set forth under the captions "Executive Compensation" and "Corporate Governance; The Board of Directors and Its Committees; Board of Directors" in the Proxy Statement is incorporated herein by reference; provided, that the "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

     Securities Authorized For Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2003, regarding compensation plans under which the Company's equity securities are authorized for issuance:

                                         (a)                      (b)                           (c)
                               -----------------------     --------------------      -----------------------
                                                                                      Number of securities
                                                                                     remaining available for
                                                                                      future issuance under
                               Number of securities to       Weighted-average          equity compensation
                               be issued upon exercise       exercise price of          plans (excluding
                               of outstanding options,     outstanding options,      securities reflected in
                                warrants, and rights       warrants, and rights            column (a))
   Plan Category
-----------------------        -----------------------     --------------------      -----------------------
Equity compensation
plans approved by
security holders                       315,150                    $3.78                        609,850

Equity compensation
plans not approved by
security holders                        12,000                    $2.60                              0
                               -----------------------     --------------------      -----------------------
           Total                       327,150                    $3.74                        609,850

     On July 27, 2000, we made a one-time grant to each of our three non-employee directors of an option to purchase 4,000 shares of our Class A Common Stock. The exercise price was set at 85% of the closing price on the date of the grant ($2.60), and the options vested immediately. The options expire on July 27, 2006. These grants were not subject to stockholder approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information respecting certain relationships and transactions of management set forth under the captions "Executive Compensation; Compensation Committee Interlocks, Insider Participation, and Related Party Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information respecting accountant fees and services set forth under the caption "Ratification of Selection of Independent Auditors; Principal Accounting Fees and Services" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements.

     Our audited financial statements are set forth at the following pages of this report:


Independent Auditors' Report......................... Page 31 herein
Consolidated Balance Sheets.......................... Page 32 through 33 herein
Consolidated Statements of Operations................ Page 34 herein
Consolidated Statements of  Stockholders' Equity..... Page 35 herein
Consolidated Statements of Cash Flows................ Page 36 through 37 herein
Notes to Consolidated Financial Statements........... Page 38 through 47 herein

     2.  Financial Statement Schedules.

     Financial statement schedules are not required because all required information is included in the financial statements or is immaterial.

     3.  Exhibits

     See list under Item 15(c) below, with management compensatory plans and arrangements being listed under 10.1, 10.2, 10.3, 10.5, 10.7, 10.8, 10.9, and
10.10.

(b)      Reports on Form 8-K

     During the fourth quarter ended December 31, 2003, the Company filed with, or furnished to, the Securities and Exchange Commission the following Current Report on Form 8-K:

     Current Report on Form 8-K dated October 24, 2003 (furnished to the Commission on October 29, 2003) regarding the issuance of a press release to report the Company's financial results for the quarter and nine months ended September 30, 2003.

(c)      Exhibits

Exhibit
Number                                        Description
3.1        *            Articles of Incorporation.

3.2        #            Amended and Restated Bylaws (as in effect on March 5, 2004).

4.1        *            Articles of Incorporation.

4.2        #            Amended and Restated Bylaws (as in effect on March 5, 2004) (incorporated by reference to Exhibit 3.2 filed on this Form 10-K).

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

10.12      +            Third Amendment to Amended and Restated Loan and Security Agreement dated March 5, 2003, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as Borrower, and
                        East West Motor Express, Inc. as Borrower.

10.13      +            Fourth Amendment to Amended and Restated Loan and Security Agreement dated March 28, 2003, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as Borrower, and
                        East West Motor Express, Inc. as Borrower.

10.14      ++           Fifth Amendment to Amended and Restated Loan and Security Agreement dated April 15, 2003, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as Borrower, and
                        East West Motor Express, Inc. as Borrower.

10.15      +++          Sixth Amendment to Amended and Restated Loan and Security Agreement dated July 31, 2003, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as Borrower, and
                        East West Motor Express, Inc. as Borrower.

10.16      #            Seventh Amendment to Amended and Restated Loan and Security Agreement dated November 10,
                        2003, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as Borrower,
                        and East West Motor Express, Inc. as Borrower.

14         #            Code of Ethics.

21         ^            List of Subsidiaries.

23         #            Consent of KPMG LLP, independent auditors.

31.1       #            Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, by G. Larry Owens, the Company's principal executive officer.

31.2       #            Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002, by Douglas C. Sandvig, the Company's
                        principal financial officer.

32.1       #            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by G. Larry Owens, the Company's principal executive officer.

32.2       #            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Douglas C. Sandvig, the Company's principal financial officer.

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

+        Incorporated  by reference  from the  Company's  Quarterly  Report on Form 10-Q for the period ended March
         31, 2003. Commission File No. 000-20793, dated May 13, 2003.

++       Incorporated by reference from the Company's  Quarterly  Report on Form 10-Q for the period ended June 30,
         2003. Commission File No. 000-20793, dated August 14, 2003.

+++      Incorporated  by  reference  from  the  Company's  Quarterly  Report  on Form  10-Q for the  period  ended
         September 30, 2003. Commission File No. 000-20793, dated November 13, 2003.

^        Incorporated  by  reference  from the  Company's  Annual  Report on Form 10-K for the  fiscal  year  ended
         December 31, 1999. Commission File No. 000-20793, dated March 29, 2000.

#        Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SMITHWAY MOTOR XPRESS CORP.



Date: March 30, 2004          By:   /s/ Douglas C. Sandvig
                                 -------------------------------------------
                                 Douglas C. Sandvig
                                 Senior Vice President, Chief Financial Officer, and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                   Position                                   Date
/s/ G. Larry Owens                 President, Chief Executive Officer, and Secretary;
--------------------------         Director (principal executive office)                          March 30, 2004
G. Larry Owens

/s/ Douglas C. Sandvig             Senior Vice President, Chief Financial Officer, and
--------------------------         Treasurer (principal financial officer)                        March 30, 2004
Douglas C. Sandvig

/s/ Herbert D. Ihle                Director                                                       March 30, 2004
--------------------------
Herbert D. Ihle

/s/ Robert E. Rich                 Director                                                       March 30, 2004
--------------------------
Robert E. Rich

/s/ Terry G. Christenberry         Director                                                       March 30, 2004
--------------------------
Terry G. Christenberry

/s/ Marlys L. Smith                Director                                                       March 30, 2004
--------------------------
Marlys L. Smith

                          Independent Auditors' Report


To the Stockholders and Board of Directors of Smithway Motor Xpress Corp.:

     We have audited the accompanying consolidated balance sheets of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP

Des Moines, Iowa
February 6, 2004

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                         December 31,
                                                         ------------------------------------------
                                                                   2002                 2003
                                                         ---------------------  -------------------
                         ASSETS
Current assets:
  Cash and cash equivalents..............................   $             105    $             355
  Receivables:
     Trade (note 4)......................................              13,496               14,231
     Other...............................................                 622                  458
     Recoverable income taxes............................                   7                    8
  Inventories............................................                 868                  882
  Deposits, primarily with insurers (note 10)............                 753                  945
  Prepaid expenses.......................................               1,492                1,037
  Deferred income taxes (note 5).........................               2,263                2,322
                                                         ---------------------  -------------------
            Total current assets.........................              19,606               20,238
                                                         ---------------------  -------------------
Property and equipment (note 4):
  Land...................................................               1,548                1,548
  Buildings and improvements.............................               8,210                8,209
  Tractors...............................................              71,221               69,384
  Trailers...............................................              42,517               39,977
  Other equipment........................................               8,105                5,516
                                                         ---------------------  -------------------
                                                                      131,601              124,634
   Less accumulated depreciation.........................              64,031               70,235
                                                         ---------------------  -------------------
            Net property and equipment...................              67,570               54,399
                                                         ---------------------  -------------------
Goodwill (note 2)........................................               1,745                1,745
Other assets.............................................                 488                  298
                                                         ---------------------  -------------------
                                                            $          89,409    $          76,680
                                                         =====================  ===================






          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                             December 31,
                                                                           ---------------------------------------------
                                                                                      2002                  2003
                                                                           ---------------------- ----------------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (note 4)............................  $            11,595   $             10,582
  Accounts payable.........................................................                4,556                  4,827
  Accrued loss reserves (note 10)..........................................                3,882                  4,974
  Accrued compensation.....................................................                2,152                  2,535
  Checks in excess of cash balances........................................                1,086                    672
  Other accrued expenses...................................................                  463                    430
                                                                           ---------------------- ----------------------
            Total current liabilities......................................               23,734                 24,020
Long-term debt, less current maturities (note 4)...........................               30,533                 22,609
Deferred income taxes (note 5).............................................               10,257                  9,020
Line of credit (note 4)....................................................                1,692                    426
                                                                           ---------------------- ----------------------
             Total liabilities.............................................               66,216                 56,075
                                                                           ---------------------- ----------------------
Stockholders' equity (notes 6 and 7):
  Preferred stock (.01 par value; authorized 5 million shares; issued none)                    -                      -
  Common stock:
    Class A (.01 par value; authorized 20 million shares;
              issued 2002 and 2003 - 4,035,989 shares).....................                   40                     40
    Class B (.01 par value; authorized 5 million shares;
              issued 1 million shares).....................................                   10                     10
  Additional paid-in capital...............................................               11,393                 11,393
  Retained earnings........................................................               12,164                  9,576
  Reacquired shares, at cost (2002 and 2003 - 189,168 shares)                              (414)                  (414)
                                                                           ---------------------- ----------------------
            Total stockholders' equity.....................................               23,193                 20,605
Commitments (note 10)
                                                                           ---------------------- ----------------------
                                                                             $            89,409   $             76,680
                                                                           ====================== ======================







          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                                          Years ended December 31,
                                                          ----------------------------------------------------------
                                                                2001                2002                2003
                                                          ------------------ ------------------- -------------------
Operating revenue:
     Freight..............................................$        190,165   $         168,918   $         164,648
     Other..............................................               661                 550                 681
                                                          ------------------ ------------------- -------------------
           Operating revenue..............................         190,826             169,468             165,329
                                                          ------------------ ------------------- -------------------
Operating expenses:
     Purchased transportation.............................          70,129              62,364              55,596
     Compensation and employee benefits...................          54,394              51,834              50,328
     Fuel, supplies, and maintenance......................          32,894              27,722              29,857
     Insurance and claims.................................           5,325               7,324               5,571
     Taxes and licenses...................................           3,817               3,444               3,444
     General and administrative...........................           8,294               7,153               6,934
     Communications and utilities.........................           2,123               1,783               1,463
     Depreciation and amortization (note 2)...............          18,778              19,725              14,239
                                                          ------------------ ------------------- -------------------
         Total operating expenses.........................         195,754             181,349             167,432
                                                          ------------------ ------------------- -------------------
         Loss from operations.............................          (4,928)            (11,881)             (2,103)
Financial (expense) income
     Interest expense.....................................          (3,052)             (1,955)             (1,781)
     Interest income......................................              48                  40                  26
                                                          ------------------ ------------------- -------------------
         Loss before income taxes.........................          (7,932)            (13,796)             (3,858)
Income tax benefit (note 5)...............................          (2,721)             (5,118)             (1,270)
                                                          ------------------ ------------------- -------------------
         Net loss.........................................$         (5,211)  $          (8,678)  $          (2,588)
                                                          ================== =================== ===================
Basic and diluted loss per share (note 8).................$          (1.07)  $           (1.79)  $           (0.53)
                                                          ================== =================== ===================














          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2001, 2002, and 2003
                             (Dollars in thousands)



                                                              Additional                                   Total
                                                  Common       paid-in      Retained     Reacquired     stockholders'
                                                   stock       capital      earnings       shares          Equity

                                                ----------------------------------------------------------------------
Balance at December 31, 2000..................  $     50      $ 11,396     $  26,053     $  (266)       $   37,233
Net loss......................................         -             -        (5,211)          -            (5,211)
Treasury stock acquired (77,900 shares).......         -             -             -        (166)             (166)
Treasury stock reissued (5,516 shares)........         -            (2)            -          12                10
                                                ----------------------------------------------------------------------
Balance at December 31, 2001..................        50        11,394        20,842        (420)           31,866
Net loss......................................         -             -        (8,678)          -            (8,678)
Treasury stock reissued (2,841 shares)........         -            (1)            -           6                 5
                                                ----------------------------------------------------------------------
Balance at December 31, 2002..................        50        11,393        12,164        (414)           23,193
Net loss......................................         -             -        (2,588)          -            (2,588)
                                                ----------------------------------------------------------------------
Balance at December 31, 2003..................  $     50      $ 11,393     $   9,576     $  (414)       $   20,605
                                                ======================================================================















          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                              Years ended December 31,
                                                                   ------------------------------------------------
                                                                        2001              2002            2003
                                                                   ---------------  --------------  ---------------
Cash flows from operating activities:
  Net loss......................................................... $     (5,211)    $    (8,678)    $     (2,588)
                                                                   ---------------  --------------  ---------------
  Adjustments to reconcile net loss to cash provided by operating activities:
      Depreciation and amortization................................       18,778          19,725           14,239
      Deferred income taxes (benefit)..............................         (129)         (5,142)          (1,296)
      Change in:
           Receivables.............................................        2,783           2,364             (572)
           Inventories.............................................           29             693              (14)
           Deposits, primarily with insurers.......................         (379)           (214)            (192)
           Prepaid expenses........................................           95            (566)             455
           Accounts payable and other accrued liabilities..........       (1,653)          1,087            1,713
                                                                   ---------------  --------------  ---------------
               Total adjustments...................................       19,524          17,947           14,333
                                                                   ---------------  --------------  ---------------
                 Net cash provided by operating activities.........       14,313           9,269           11,745
                                                                   ---------------  --------------  ---------------
Cash flows from investing activities:
  Payments for acquisitions........................................       (2,954)              -                -
  Purchase of property and equipment...............................       (2,537)         (1,149)            (320)
  Proceeds from sale of property and equipment.....................        1,541           4,519            3,036
  Other............................................................          (71)            (76)             190
                                                                   ---------------  --------------  ---------------
             Net cash (used in) provided by investing activities...       (4,021)          3,294            2,906
                                                                   ---------------  --------------  ---------------
Cash flows from financing activities:
   Net borrowings (repayment) on line of credit....................          585           1,107           (1,266)
   Proceeds from long-term debt....................................       24,759               -                -
   Principal payments on long-term debt............................      (35,107)        (15,378)         (12,721)
   Change in checks issued in excess of cash balances..............            -           1,086             (414)
   Treasury stock reissued.........................................           10               5                -
   Other...........................................................         (166)              -                -
                                                                   ---------------  --------------  ---------------
            Net cash used in financing activities..................       (9,919)        (13,180)         (14,401)
                                                                   ---------------  --------------  ---------------
            Net increase (decrease) in cash and cash equivalents...          373            (617)             250
Cash and cash equivalents at beginning of year.....................          349             722              105
                                                                   ---------------  --------------  ---------------
Cash and cash equivalents at end of year........................... $        722     $       105     $        355
                                                                   ===============  ==============  ===============




          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                              Years ended December 31,
                                                                   ------------------------------------------------
                                                                        2001            2002             2003
                                                                   ---------------  --------------  ---------------
Supplemental disclosure of cash flow information:
   Cash paid (received) during year for:
          Interest................................................. $      3,075     $     2,003      $     1,746
          Income taxes.............................................         (788)         (1,790)              27
                                                                   ===============  ==============  ===============

Supplemental schedules of noncash investing and financing
activities:
   Notes payable issued for tractors and trailers.................. $      7,171     $     8,349      $     3,784
   Treasury stock reissued.........................................           10               5                -
                                                                   ===============  ==============  ===============

Cash payments for acquisitions:
   Revenue equipment............................................... $      2,088     $         -      $         -
   Intangible assets...............................................          526               -                -
   Land, buildings, and other assets...............................          340               -                -
                                                                   ---------------  --------------  ---------------
                                                                    $      2,954     $         -      $         -
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

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)


Note 1: Summary of Significant Accounting Policies

Operations

     Smithway Motor Xpress Corp. and subsidiaries (the "Company", "we", "us", or "our") is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily in flatbed operations. We generally operate over short-to-medium traffic routes, serving shippers located predominantly in the central United States. We also operate in the southern provinces of Canada. Canadian revenues, based on miles driven, were approximately $649, $477, and $236 for the years ended December 31, 2001, 2002, and 2003, respectively. The consolidated financial statements include the accounts of Smithway Motor Xpress Corp. and its three wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity

     We incurred losses in 2001, 2002 and 2003. In addition, working capital is a negative $3,782 at December 31, 2003. We were in compliance with our bank covenants at December 31, 2003, but were out of compliance at various times during 2003. We received waivers for every violation. During 2003 there were several amendments to the financing arrangement. These amendments temporarily increased the borrowing base, permanently increased the interest rate, and revised the financial covenants to reflect financial performance that we believed to be reasonably achievable and, in fact, did achieve. We believe we will remain in compliance with these financial covenants, although there can be no assurance that the required financial performance will be achieved.

     During 2003, our primary sources of liquidity were funds provided by operations and borrowings under credit arrangements with financial institutions and equipment manufacturers. Our ability to fund cash requirements in future periods will depend on our ability to comply with covenants contained in financing arrangements and improve our operating results and cash flow. Our ability to achieve the required improvements will depend on insurance and claims experience, general shipping demand by our customers, fuel prices, the availability of drivers and independent contractors, and other factors. We continue to implement our profit improvement plan that is intended to improve our operating results and achieve compliance with the financial covenants. We believe we have achieved a certain level of success, as our weighted average number of tractors decreased 12.5% in connection with a planned reduction in fleet size, while operating revenue decreased only 2.4%. In addition, there was a significant increase in average operating revenue per tractor per week to $2,577 in 2003 from $2,311 in 2002.

     Although in the first quarter of 2004 we experienced the traditional lag in shipping demand for flatbed freight, and there were weather-related and hours-of-service operational issues, we believe that seasonal improvements in shipping demand and continued focus on our profit improvement plan should generate the required improvements. However, there is no assurance the improvements will occur as planned. Assuming the improvements do occur as planned, we believe there will be sufficient cash flow to meet our liquidity requirements at least through December 31, 2004. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and the Company may be unable to meet our financial covenants. In such event, our liquidity would be materially and adversely impacted if alternative financing could not be found.

Customers

     We serve a diverse base of shippers. No single customer accounted for more than 10 percent of our total operating revenues during any of the years ended December 31, 2001, 2002, and 2003. Our 10 largest customers accounted for approximately 24 percent, 28 percent, and 29 percent of our total operating revenues during 2001, 2002, and 2003, respectively. Our largest concentration of customers is in the steel and building materials industries, which together accounted for approximately 42 percent, 43 percent, and 51 percent of our total operating revenues in 2001, 2002, and 2003, respectively.

Drivers

     We face intense industry competition in attracting and retaining qualified drivers and independent contractors. This competition from time to time results in temporarily idling some of our revenue equipment or increasing the compensation we pay to our drivers and independent contractors.

Use of Estimates

     We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Cash and Cash Equivalents

     We consider interest-bearing instruments with maturity of three months or less at the date of purchase to be the equivalent of cash. We did not hold any cash equivalents as of December 31, 2002 or 2003.

Receivables

     Trade receivables are stated net of an allowance for doubtful accounts of $208 and $291 at December 31, 2002 and 2003, respectively. We monitor and check the financial status of customers when granting credit. We routinely have significant dollar transactions with certain customers, however at December 31, 2002 and 2003, no individual customer accounted for more than 10 percent of total trade receivables.

Inventories

     Inventories consist of tractor and trailer supplies and parts. Inventories are stated at lower of cost (first-in, first-out method) or market.

Prepaid Expenses

     Prepaid expenses consist primarily of prepaid insurance premiums and prepaid licenses. These expenses are amortized over the remaining term of the policy or license, which does not exceed 12 months.

Accounting for Leases

     We are a lessee of revenue equipment under a limited number of operating leases. Rent expense is charged to operations as it is incurred under the terms of the respective leases. Under the leases for transportation equipment, we are responsible for all repairs, maintenance, insurance, and all other operating expenses. We are also a lessee of terminal property under various short-term operating leases.

     Rent charged to expense on the above leases, expired leases, and short-term rentals was $1,058 in 2001; $1,030 in 2002; and $511 in 2003. The decrease in such rentals reflects a reduction of leased tractors and the closing of five terminals in connection with our operating initiatives.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 39 years for buildings and improvements, 5 years for tractors, 7 years for trailers, and 3 to 10 years for other equipment. Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale. The gain or loss on retirement or sale is included in depreciation and amortization in the consolidated statements of operations. Gains or losses on trade-ins are included in the basis of the new asset. During 2001, 2002, and 2003, depreciation and amortization included net gains from the sale of equipment of $187, $792, and $439, respectively. In addition, 2001 included $707 for the write-off of a proprietary operating system, and 2002 included a $3,300 write-off for goodwill impairment.

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

Revenue Recognition

     We generally recognize operating revenue when the freight to be transported has been loaded. We operate primarily in the short-to-medium length haul category of the trucking industry; therefore, our typical customer delivery is completed one day after pickup. Accordingly, this method of revenue recognition is not materially different from recognizing revenue based on completion of delivery. We recognize operating revenue when the freight is delivered for longer haul loads where delivery is completed more than one day after pickup. Amounts payable to independent contractors for purchased transportation, to Company drivers for wages, and other direct expenses are accrued when the related revenue is recognized.

Insurance and Claims

     Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to a $250 deductible, per occurrence. We do not have excess insurance coverage above our primary policy limit of $2,000. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. The amount of our self-insured retention and the lack of excess coverage makes these estimates an important accounting judgment. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense.

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

Stock Option Plans

     We have adopted the disclosure provisions of Statement of Financial Accounting Standards 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" (SFAS 123). As of December 31, 2003, we have has three stock-based employee compensation plans, which are described more fully in Note 7. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of the grant.

     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. We used the Black-Scholes option pricing model to determine the fair value of stock options for years ended December 31, 2001, 2002, and 2003. The following assumptions were used in determining the fair value of these options: weighted-average risk-free interest rate, 4.26% in 2001, 4.55% in 2002, and 2.84% in

2003; weighted-average expected life, 5 years in 2001, 5 years in 2002, and 5 years in 2003; and weighted-average expected volatility, 60% in 2001, 61% in 2002, and 65% in 2003. There were no expected dividends. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods whereas reversal of previous expense amortization attributable to forfeited options are reflected in the year of forfeiture.

                                                 2001            2002            2003
                                              -----------     ------------    ------------
     Net loss, as reported                    $  (5,211)      $   (8,678)     $   (2,588)
     Deduct:  Total stock-based
     employee compensation (expense)
     reversal determined under fair value
     based method for all awards, net of
     related tax effects                           (106)              (6)              5
                                              -----------     ------------    ------------
     Pro forma net loss                       $  (5,317)      $   (8,684)     $   (2,583)
                                              ===========     ============    ============

     Loss per share
      Basic and Diluted - as reported         $   (1.07)      $    (1.79)     $    (0.53)
      Basic and Diluted - pro forma           $   (1.10)      $    (1.79)     $    (0.53)

Net Earnings Per Common Share

     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the years. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because we suffered a net loss for the years ended December 31, 2001, 2002 and 2003, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. Stock options outstanding at December 31, 2001, 2002 and 2003 totaled 623,000, 384,525 and 327,150, respectively.

Reclassifications

     Certain  2002   balances  have  been   reclassified   to  conform  to  2003
presentation.

Note 2:  Goodwill

     In 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Our initial impairment analysis at January 1, 2002 was based on an independent appraisal and indicated no impairment. At December 31, 2002 we updated our impairment analysis as required under SFAS 142 using a combination of available market data for similar transportation companies and an internal update of the appraisal. The analysis indicated the goodwill in one of our reporting units was impaired, triggered primarily as a result of the continued losses during 2002. We recorded an impairment charge of $3,300 during the fourth quarter of 2002, which is included in depreciation and amortization in the statement of operations and cash flows. At December 31, 2003 we updated our impairment analysis as required under SFAS 142 using an independent appraisal. The analysis indicated no further impairment.

     The following table reflects the consolidated results, adjusted as though the adoption of SFAS 142 occurred as of the beginning of the year ended December 31, 2000.

(Dollars in thousands, except per share amounts)                                Years Ended December 31,
                                                                        ----------------------------------------
                                                                            2001          2002           2003
                                                                        ------------  ------------   -----------
Net loss:
    As reported                                                          $   (5,211)   $   (8,678)    $  (2,588)
    Goodwill amortization, net of tax                                           466             -             -
    Goodwill impairment charge, net of tax                                        -         2,057             -
                                                                        ------------  ------------   -----------
Adjusted net loss                                                        $   (4,745)   $   (6,621)    $  (2,588)
                                                                         ===========  ============   ===========

Loss per share - basic and diluted:
    As reported                                                          $    (1.07)   $    (1.79)    $   (0.53)
    Goodwill amortization, net of tax                                          0.09             -             -
    Goodwill impairment charge, net of tax                                        -          0.42             -
                                                                         ------------  ------------   ----------
Adjusted basic and diluted net loss per share                             $   (0.98)   $    (1.37)    $   (0.53)
                                                                         ===========  ============   ===========

     A roll-forward of goodwill for the years ending December 31, is as follows:

                                                                                         Years ended December 31,
                                                                                      -------------------------------
                                                                                          2002             2003
                                                                                      --------------   --------------
  Balance at beginning of year                                                          $     5,016      $     1,745
      Goodwill acquired                                                                           -                -
      Goodwill amortization                                                                       -                -
      Impairment charge                                                                      (3,271)               -
                                                                                      --------------   --------------
  Balance at end of year                                                                $     1,745      $     1,745
                                                                                      ==============   ==============

Note 3:  Financial Instruments

     SFAS 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2003, the carrying amounts of cash and cash equivalents, trade receivables, other receivables, line of credit, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of those instruments. The fair value of our long-term debt, including current maturities, was $42,150 and $33,637 at December 31, 2002 and 2003, respectively, based upon estimated market rates.

Note 4:  Long-Term Debt

     We have a financing arrangement with LaSalle Bank, which expires on January 1, 2005, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle may terminate the arrangement prior to January 1, 2005, in the event of default, and may terminate at anytime during the renewal terms. At several times since the beginning of 2003, the financing arrangement has been amended to provide for a remaining term of at least one year.

     The agreement provides for a term loan, a revolving line of credit, and a capital expenditure loan. The term loan has a balance of $9,660 and is payable in 48 equal monthly installments of $201 in principal. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables. At December 31, 2003, total borrowings under the revolving line were $426. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances provided borrowings under the capital expenditure loan are limited to $2,000 annually, and $4,000 over the term of the agreement. The capital expenditure loan has a balance of $951 and is payable in equal monthly installments of $18 in principal. The combination of all loans with LaSalle Bank cannot exceed $25,000 or a specified borrowing base.

     The financing arrangement also includes financing for letters of credit. At December 31, 2003, we had outstanding letters of credit totaling $7,874 for self-insured amounts under our insurance programs. (See note 10).

These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement discussed above. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity.

     At December 31, 2003, our borrowing limit under the financing arrangement was $21.7 million, leaving approximately $2.8 million in remaining availability at such date.

     The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. We were in compliance with these requirements at December 31, 2003. We believe we can maintain compliance with all covenants throughout 2004, although there can be no assurance that the required financial performance will be achieved.

     The weighted average interest rates on debt outstanding at December 31, 2002 and 2003 were approximately 3.80 and 4.02 percent, respectively. In connection with an early March 2003 amendment, the interest rate on outstanding borrowings under the arrangement was increased from LaSalle's prime rate to the prime rate plus two percent. We are required to pay a facility fee on the financing arrangement of .25% of the maximum loan limit ($25,000). Borrowings under the agreement are secured by liens on revenue equipment, accounts receivable, and certain other assets.

     Long-term debt also includes equipment notes with balances of $28,059 and $22,580 at December 31, 2002 and 2003, respectively. Interest rates on the equipment notes range from 2.21 percent to 13.02 percent with maturities through 2008. The equipment notes are collateralized by the underlying equipment, and contain a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for December 31, 2003 and we expect to remain in compliance going forward.

     If we fail to maintain compliance with financial covenants in our borrowing obligations, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured..

     Future  maturities  on long-term  debt at December 31, 2003 are as follows:
2004,  $10,582;   2005,  $8,946;  2006,  $6,677;  2007,  $5,869;  2008,  $1,117;
thereafter, $0.

Note 5:  Income Taxes

     Income taxes consisted of the following components for the three years ended December 31:

                          2001                                 2002                                2003
              ------------------------------    -----------------------------------   -------------------------------
               Federal    State     Total        Federal       State       Total       Federal    State      Total
              ---------- -------- ----------    ----------- ------------ ----------   ---------- --------- ----------
Current        $(2,541)   $ (51)   $(2,592)      $     -      $    24    $    24      $     -     $  26    $    26
Deferred          (112)     (17)      (129)       (4,147)        (995)    (5,142)      (1,045)     (251)    (1,296)
              ---------- -------- ----------    ----------- ------------ ----------   ---------- --------- ----------
               $(2,653)   $ (68)   $(2,721)      $(4,147)     $  (971)   $(5,118)     $(1,045)    $(225)   $(1,270)
              ========== ======== ==========    =========== ============ ==========   ========== ========= ==========

     Total income tax benefit differs from the amount of income tax benefit computed by applying the normal United States federal income tax rate of 34 percent to income before income tax benefit. The reasons for such differences are as follows:

                                                                              Years ended December 31,
                                                               -------------------------------------------------------
                                                                     2001                2002                2003
                                                               ----------------    ---------------     ---------------
Computed "expected" income tax benefit                           $     (2,696)      $     (4,691)       $     (1,312)
State income tax benefit, net of federal taxes                           (313)              (641)               (149)
Permanent differences, primarily nondeductible
 portion of driver per diem and  travel expenses                          288                214                 191
                                                               ----------------    ---------------     ---------------
                                                                 $     (2,721)      $     (5,118)       $     (1,270)
                                                               ================    ===============     ===============

     Temporary differences between the financial statement basis of assets and liabilities and the related deferred tax assets and liabilities at December 31, 2002 and 2003, were as follows:

Deferred tax assets attributable to:                                       2002               2003
                                                                     ------------------  ------------------
     Net operating loss carryforwards                                 $         6,126     $        4,906
     Alternative minimum tax (AMT) credit carryforwards                           271                271
     Accrued expenses                                                           2,336              2,351
     Goodwill                                                                   1,265              1,031
     Other                                                                         20                 18
                                                                     ------------------  ------------------
         Total gross deferred tax assets                                       10,018              8,577
                                                                     ------------------  ------------------
Deferred tax liabilities attributable to:
     Property and equipment                                                   (18,012)           (15,275)
                                                                     ------------------- -----------------
         Net deferred tax liabilities                                 $      (  7,994)    $       (6,698)
                                                                     =================== =================

     At December 31, 2003, we have net operating loss carryforwards for income tax purposes of approximately $12,227 which are available to offset future taxable income. These net operating losses expire during the years 2019 through 2022. The AMT credit carryforwards are available indefinitely to reduce future income tax liabilities to the extent they exceed AMT liabilities.

     We have reviewed the need for a valuation allowance relating to the deferred tax assets, and have determined that no allowance is needed. We believe the future deductions will be realized principally through future reversals of existing taxable temporary differences, and to a lesser extent, future taxable income. In addition, we have the ability to use tax-planning strategies to generate taxable income if necessary to realize the deferred tax assets.

Note 6:  Stockholders' Equity

     On all matters with respect to which our stockholders have a right to vote, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes. The Class B common stock is convertible into shares of Class A common stock on a share-for-share basis at the election of the stockholder and will be converted automatically into shares of Class A common stock upon transfer to any party other than Marlys L. Smith, her children, her grandchildren, trusts for any of their benefit, and entities wholly owned by them.

Note 7:  Stock Plans

     We have three stock-based employee compensation plans:

     (1) We have reserved 25,000 shares of Class A common stock for issuance pursuant to an outside director stock option plan. The term of each option granted under this plan is six years from the grant date. Options fully vest on the first anniversary of the grant date. The exercise price of each stock option is 85 percent of the fair market value of the common stock on the date of grant. In July 2000 we granted outside directors 12,000 stock options in the aggregate not covered by this plan.

     (2) We have reserved 500,000 shares of Class A common stock for issuance pursuant to an incentive stock option plan. Any shares which expire unexercised or are forfeited become available again for issuance under the plan. Under this plan, no awards of incentive stock options may be made after December 31, 2004.

     (3) We have reserved 400,000 shares of Class A common stock for issuance pursuant to a new employee incentive stock option plan adopted during 2001. Any shares which expire unexercised or are forfeited become available again for issuance under the plan. Under this plan, no award of incentive stock options may be made after August 6, 2011.

     We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted to employees under these plans had an exercise price equal to the market value of the common stock on the date of the grant.

     A summary of stock option activity and weighted-average exercise prices follows:

                                                   2001                    2002                     2003
                                          ------------------------------------------------------------------------
                                                       Exercise                Exercise                 Exercise
                                            Shares      price       Shares      price       Shares        price
                                          ------------------------------------------------------------------------
Outstanding at beginning of year            345,000     $5.50      623,000      $4.25       384,525       $4.66
    Granted                                 278,000      2.70       27,525       2.31        65,500        1.00
    Exercised                                     -         -            -          -             -           -
    Forfeited                                     -         -      266,000       3.47       122,875        5.14
                                          ------------------------------------------------------------------------
Outstanding at end of year                  623,000     $4.25      384,525      $4.66       327,150       $3.74
                                          ========================================================================
Options exercisable at end of year          296,400     $5.77      301,725      $5.20       255,350       $4.44
Weighted-average fair value of options
granted during the year                                 $1.49                   $1.28                     $0.56

     A summary of stock options outstanding and exercisable as of December 31, 2003, follows:

                                      Options outstanding                                Options exercisable
                   ---------------------------------------------------------      --------------------------------
 Range of exercise     Number       Weighted average      Weighted average            Number     Weighted average
      prices        outstanding  remaining life (years)    exercise price          exercisable    exercise price
----------------------------------------------------------------------------      --------------------------------
$ 0.82 - $ 3.47        256,150            7.20                 $ 1.93                 184,350         $ 2.20
$ 7.23 - $ 9.50         36,000            2.08                 $ 8.56                  36,000         $ 8.56
$11.81 - $14.05         35,000            3.77                 $12.00                  35,000         $12.00
                   ---------------------------------------------------------      --------------------------------
                       327,150            6.27                 $ 3.74                 255,350         $ 4.44
                   =========================================================      ================================

     We have reserved 55,000 shares of Class A common stock for issuance pursuant to an independent contractor driver bonus plan. No shares were awarded in 2001, 2002 and 2003 under the plan.

     We also have a Class A common stock profit incentive plan under which we will set aside for delivery to certain participants the number of shares of Class A common stock having a market value on the distribution date equal to a designated percentage (as determined by the board of directors) of the Company's consolidated net earnings for the applicable fiscal year. No shares were awarded in 2001, 2002 and 2003 under the plan.

Note 8:  Loss per Share

     A summary of the basic and diluted loss per share computations is presented below:

Years ended December 31                                                  2001             2002             2003
-------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders                           $   (5,211)      $   (8,678)      $   (2,588)
                                                                ---------------------------------------------------
Basic weighted-average shares outstanding                             4,852,067        4,845,652        4,846,821
     Effect of dilutive stock options                                         -                -                -
                                                                ---------------------------------------------------
Diluted weighted-average shares outstanding                           4,852,067        4,845,652        4,846,821
                                                                ===================================================
Basic loss per share                                                 $    (1.07)      $    (1.79)      $    (0.53)
Diluted loss per share                                               $    (1.07)      $    (1.79)      $    (0.53)
                                                                ---------------------------------------------------

Note 9:  Employees' Profit Sharing and Savings Plan

     We have an Employees' Profit Sharing and Savings Plan, which is a qualified plan under the provisions of Sections 401(a) and 501(a) of the Internal Revenue Code. Eligible employees are allowed to contribute up to a maximum of 15 percent of pre-tax compensation into the plan. Employers may make savings, matching, and discretionary contributions, subject to certain restrictions. During the years ended December 31, 2001, 2002, and 2003, we made no contributions to the plan. The plan owns 483,498 shares of the Company's Class A common stock at December 31, 2003.

Note 10: Commitments and Contingent Liabilities

     Prior to July 1, 2001, our insurance policies for auto liability, physical damage, and cargo losses involved a deductible of $50 per incident and our insurance policy for workers' compensation involved a deductible of $100 per incident. In January 2003, we exercised an option which retroactively increased the deductible for our auto liability policy to $125 per incident, for the policy year beginning July 1, 2001 through June 30, 2002, which reduced our expense by $467. No changes were made to the other policies during that period. In response to increasing costs of insurance premiums, we increased the deductible for all policies to $250 per incident beginning July 1, 2002. At the July 1, 2003 renewal, we eliminated any coverage over our $2.0 million of primary coverage and maintained the $250 per incident deductible. At December 31, 2002 and 2003, we had $3,882 and $4,974, respectively, accrued for our estimated liability for the retained portion of incurred losses related to these policies.

     The insurance companies require us to provide letters of credit to provide funds for payment of the deductible amounts. At December 31, 2002 and 2003, we had $7,449 and $7,874 letters of credit issued under the financing arrangement described in note 4. In addition, funds totaling $654 and $812 were held by the insurance companies as deposits at December 31, 2002 and 2003, respectively.

     Our obligations under non-cancelable operating lease agreements are as follows: 2004, $227; 2005, $203; 2006, $198; 2007, $198; 2008, $79, thereafter
$77. There are no equipment re-purchase commitments or lease residual guarantees in place on our fleet. In addition, we have no fuel purchase commitments as of December 31, 2003.

     Our health insurance program is provided as an employee benefit for all eligible employees and contractors. The plan is self funded for losses up to $125 per covered member. At December 31, 2002 and 2003, we had approximately $943 and $1,015, respectively, accrued for our estimated liability related to these claims.

     We are involved in certain legal actions and proceedings arising from the normal course of operations. We believe that liability, if any, arising from such legal actions and proceedings will not have a materially adverse effect on our financial statements.

Note 11: Transactions with Related Parties

     In August 2003, we generated approximately $213 of cash and avoided future premium payments by selling one of our two life insurance policies covering our late Chief Executive Officer to such officer for the cash surrender value. The transferred policy has a death benefit of $1,000 and the policy retained by us has a death benefit of $750. The transaction was approved by the disinterested directors. During the years ended December 31, 2001, and 2002 there were no material transactions with related parties.

Note 12: Quarterly Financial Data (Unaudited)

     Summarized quarterly financial data for the Company for 2002 and 2003 is as follows:

                                                  March 31         June 30       September 30      December 31
                                           ---------------------------------------------------------------------
2002
Operating revenue                                 $41,220          $45,239          $43,272          $39,737
Loss from operations                               (2,700)          (1,263)            (648)          (7,270)  (1)
Net loss                                           (2,037)          (1,161)            (757)          (4,723)  (1)
Basic and diluted loss per share                   ($0.42)          ($0.24)          ($0.16)          ($0.97)

2003
Operating revenue                                 $39,886          $42,241          $42,461          $40,741
Earnings (loss) from operations                    (2,023)            (183)              31               72
Net loss                                           (1,558)            (458)            (305)            (268)
Basic and diluted loss per share                   ($0.32)          ($0.09)          ($0.06)          ($0.06)

---------------------------
(1) Fourth quarter 2002 includes a charge of $3,271 ($1,998 after tax) for impairment of goodwill in one of our reporting units as discussed in note 2 and a charge of $1,800 ($1,100 after tax) for a revision of estimates related to auto liability and workers' compensation loss reserves.

     As a result of rounding, the total of the four quarters may not equal the results for the year.