Form 10-Q
period 2004-03-31
SMITHWAY MOTOR XPRESS CORP
filed 2004-05-13
CIK 941914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______________ to ____________________

COMMISSION FILE NUMBER 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                     42-1433844
-------------------------------         ------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

            2031 QUAIL AVENUE

            FORT DODGE, IOWA                                  50501
----------------------------------------       ---------------------------------
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

As of April 28, 2004, the registrant had 3,846,821 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                                                                           PAGE
                                                                                          NUMBER
                                     PART I
                              FINANCIAL INFORMATION

Item 1       Financial Statements                                                            3-9
             Condensed Consolidated Balance Sheets as of December 31, 2003 and
                    March 31, 2004  (unaudited).......................................       3-4
             Condensed Consolidated Statements of Operations for the three months
                    ended March 31, 2003 and 2004 (unaudited).........................         5
             Condensed Consolidated Statements of Cash Flows for the three months
                    ended March 31, 2003 and 2004 (unaudited).........................       6-7
             Notes to Condensed Consolidated Financial Statements (unaudited).........       8-9
Item 2       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.............................................     10-17
Item 3       Quantitative and Qualitative Disclosures About Market Risks..............        17
Item 4       Controls and Procedures..................................................     17-18

                                     PART II
                                OTHER INFORMATION

Item 1       Legal Proceedings........................................................        18
Item 2       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
             Securities...............................................................        18
Item 3       Defaults Upon Senior Securities..........................................        18
Item 4       Submission of Matters to a Vote of Security Holders......................        18
Item 5       Other Information........................................................        18
Item 6       Exhibits and Reports on Form 8-K.........................................        19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                        DECEMBER 31,    MARCH 31,
                                                           2003          2004
                                                         --------       --------
                                                                       (unaudited)
                         ASSETS

Current assets:

  Cash and cash equivalents ......................       $    355       $    450
  Receivables:

     Trade .......................................         14,231         16,547
     Other .......................................            458          1,850
     Recoverable income taxes ....................              8             16
  Inventories ....................................            882            957
  Deposits, primarily with insurers ..............            945            933
  Prepaid expenses ...............................          1,037          1,688
  Deferred income taxes ..........................          2,322          2,511
                                                         --------       --------
            Total current assets .................         20,238         24,952
                                                         --------       --------
Property and equipment:

  Land ...........................................          1,548          1,548
  Buildings and improvements .....................          8,209          8,209
  Tractors .......................................         69,384         72,187
  Trailers .......................................         39,977         39,137
  Other equipment ................................          5,516          5,488
                                                         --------       --------
                                                          124,634        126,569
  Less accumulated depreciation ..................         70,235         70,930
                                                         --------       --------
            Net property and equipment ...........         54,399         55,639
                                                         --------       --------
Goodwill .........................................          1,745          1,745
Other assets .....................................            298            270
                                                         --------       --------
                                                         $ 76,680       $ 82,606
                                                         ========       ========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                              DECEMBER 31,     MARCH 31,
                                                                 2003            2004
                                                               --------        ---------
                                                                              (unaudited)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current maturities of long-term debt .................       $ 10,582        $ 11,134
  Accounts payable .....................................          4,827           6,139
  Accrued loss reserves ................................          4,974           5,426
  Accrued compensation .................................          2,535           3,361
  Checks in excess of cash balances ....................            672             696
  Other accrued expenses ...............................            430             478
                                                               --------        --------
            Total current liabilities ..................         24,020          27,234
Long-term debt, less current maturities ................         22,609          23,648
Deferred income taxes ..................................          9,020           9,019
Line of credit .........................................            426           1,765
                                                               --------        --------
             Total liabilities .........................         56,075          61,666
                                                               --------        --------
Stockholders' equity:

  Preferred stock ......................................              -               -
  Common stock:
     Class A ...........................................             40              40
     Class B ...........................................             10              10
  Additional paid-in capital ...........................         11,393          11,393
  Retained earnings ....................................          9,576           9,911
  Reacquired shares, at cost ...........................           (414)           (414)
                                                               --------        --------
            Total stockholders' equity .................         20,605          20,940
Commitments
                                                               --------        --------
                                                               $ 76,680        $ 82,606
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2003            2004
                                                              -----------    -----------
Operating revenue:

     Freight...............................................   $    39,656    $    43,408
     Other ................................................           230            192
                                                              -----------    -----------
           Operating revenue ..............................        39,886         43,600
                                                              -----------    -----------
Operating expenses:

     Purchased transportation .............................        14,355         14,078
     Compensation and employee benefits ...................        12,374         13,424
     Fuel, supplies, and maintenance ......................         7,837          8,658
     Insurance and claims .................................         1,022          1,490
     Taxes and licenses ...................................           841            881
     General and administrative ...........................         1,358          1,722
     Communications and utilities .........................           412            366
     Depreciation and amortization ........................         3,710          3,177
                                                              -----------    -----------
           Total operating expenses .......................        41,909         43,796
                                                              -----------    -----------
         Loss from operations .............................        (2,023)          (196)
Financial (expense) income
     Interest expense .....................................          (450)          (373)
     Interest income ......................................             2              4
     Other income .........................................             -            727
                                                              -----------    -----------
         (Loss) earnings before income taxes ..............        (2,471)           162
Income tax benefit ........................................          (913)          (173)
                                                              -----------    -----------
          Net (loss) earnings .............................   $    (1,558)   $       335
                                                              -----------    -----------
Basic and diluted (loss) earnings per share ...............   $     (0.32)   $      0.07
                                                              ===========    ===========
Basic weighted average shares outstanding .................     4,846,821      4,846,821
Diluted weighted average shares outstanding ...............     4,846,821      4,912,869

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               ------------------
                                                                                 2003      2004
                                                                               --------   -------
Cash flows from operating activities:

  Net (loss) earnings ......................................................   $(1,558)   $   335
                                                                               -------    -------
  Adjustments to reconcile net (loss) earnings to cash (used in) provided by operating activities:

      Depreciation and amortization ........................................     3,710      3,177
      Deferred income tax benefit ..........................................      (919)      (190)
      Change in:

           Receivables .....................................................    (2,714)    (3,716)
           Inventories .....................................................       (36)       (75)
           Deposits, primarily with insurers ...............................       (78)        12
           Prepaid expenses ................................................    (1,170)      (651)
           Accounts payable and other accrued liabilities ..................     2,459      2,638
                                                                               -------    -------
               Total adjustments ...........................................     1,252      1,195
                                                                               -------    -------
                 Net cash (used in) provided by operating activities .......      (306)     1,530
                                                                               -------    -------
Cash flows from investing activities:

  Purchase of property and equipment .......................................      (192)      (382)
  Proceeds from sale of property and equipment .............................     2,011        489
  Other ....................................................................        45         28
                                                                               -------    -------
             Net cash provided by investing activities .....................     1,864        135
                                                                               -------    -------
Cash flows from financing activities:

  Net borrowings on line of credit .........................................     1,380      1,339
  Principal payments on long-term debt .....................................    (2,847)    (2,933)
  Change in checks issued in excess of cash balances .......................       (78)        24
                                                                               -------    -------
            Net cash used in financing activities ..........................    (1,545)    (1,570)
                                                                               -------    -------
            Net increase in cash and cash equivalents ......................        13         95
Cash and cash equivalents at beginning of period ...........................       105        355
                                                                               -------    -------
Cash and cash equivalents at end of period .................................   $   118    $   450
                                                                               =======    =======

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, continued
                             (Dollars in thousands)
                                   (unaudited)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               ------------------
                                                                                  2003     2004
                                                                                 ------   -------
Supplemental disclosure of cash flow information:

   Cash paid during period for:

          Interest ...........................................................   $  365   $  382
          Income taxes .......................................................       15       24
                                                                                 ======   ======

Supplemental schedules of noncash investing and financing activities:

   Notes payable issued for tractors and trailers ............................   $  712   $4,524
                                                                                 ======   ======

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Smithway Motor Xpress Corp., a Nevada holding company, and its four wholly owned subsidiaries (the "Company", "we", "us", or "our"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America, pursuant to the published rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying condensed consolidated financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003, Condensed Consolidated Balance Sheet was derived from our audited balance sheet for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2003. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

NOTE 2.  LIQUIDITY

     Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through March 31, 2005. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected. Specifically, our liquidity may be adversely affected by one or more of the following factors: a decrease in freight demand or a loss in customer relationships or volume; the ability to attract and retain sufficient numbers of qualified drivers and owner-operators; elevated fuel prices and the ability to collect fuel surcharges; costs associated with insurance and claims; increased exposure with respect to accident claims as a result of a reduction of our excess insurance coverage limit; inability to maintain compliance with, or negotiate amendments to, loan covenants; and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations. We expect to fund our cash requirements primarily with cash generated from operations and revolving borrowings under our bank financing arrangement.

NOTE 3. NET EARNINGS PER COMMON SHARE

     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because we suffered a net loss for the quarter ended March 31, 2003, the effects of potential common shares were not included in the calculation for that period as their effects would be anti-dilutive. Stock options outstanding at March 31, 2003, and 2004, totaled 422,025 and 327,150, respectively.

NOTE 4. STOCK OPTION PLANS

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

     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. We used the Black-Scholes option pricing model to determine the fair value of stock options for the three months ended March 31, 2003. There were no stock options granted during the first quarter of 2004. The following assumptions were used in determining the fair value of options granted during the first quarter of 2003: weighted average risk-free interest rate, 2.54%; weighted average expected life, 5 years; and weighted average expected volatility, 66%. There were no expected dividends. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                        2003      2004
                                                      --------   -------
Net (loss) earnings, as reported                       (1,558)      335
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                     (5)       (4)
                                                       ------    ------
Pro forma net (loss) earnings                          (1,563)      331
                                                       ======    ======
Loss per share
   Basic and Diluted - as reported                      (0.32)     0.07
   Basic and Diluted - pro forma                        (0.32)     0.07

NOTE 5.  LONG-TERM DEBT

     During April 2004, we amended our financing arrangement with LaSalle Bank solely to extend the maturity date from January 1, 2005 to January 1, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Except for the historical information contained herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "anticipates," "believes," "estimates," "projects," "expects," variations of these words, and similar expressions, are intended to identify such forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: failure to turn around continued operating losses, which could result in violation of bank covenants and acceleration of indebtedness at several financial institutions; the ability to obtain financing on acceptable terms, and obtain waivers and amendments to current financing in the event of default; economic recessions or downturns in customers' business cycles; excessive increases in capacity within truckload markets; surplus inventories; decreased demand for transportation services offered by the Company; increases or rapid fluctuations in inflation, interest rates, fuel prices, and fuel hedging; the availability and costs of attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts, or changes in excess coverage, relating to accident, cargo, workers' compensation, health, and other claims; the resale value of used equipment and prices of new equipment; seasonal factors such as harsh weather conditions that increase operating costs; regulatory requirements that increase costs and decrease efficiency, including new emissions standards and hours-of-service regulations; changes in management; and the ability to negotiate, consummate, and integrate acquisitions. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

         The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the first quarter of the Company's 2003 and 2004 fiscal years.

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

         During the first quarter of 2004, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) increased to $2,601 from $2,169 in the first quarter of 2003. We are encouraged by this improvement and by the fact that our operating revenue increased $3.7 million (9.3%), while weighted average tractors decreased 8.3% to 1,178 in the 2004 quarter from 1,285 in the 2003 quarter. This reduction was part of our planned disposition of unseated company-owned tractors. In addition, we contracted with fewer independent contractor providers of equipment. The decrease in the number of independent contractors primarily occurred in the first three quarters of 2003 and has slowed substantially since September 2003 as freight demand has increased and the economy has begun to rebound.

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

         For the three months ended March 31, 2004, operating revenue increased 9.3% to $43.6 million from $39.9 million during the same quarter in 2003. Net earnings was $335, or $0.07 per basic and diluted share, compared with net loss of $1.6 million, or ($0.32) per basic and diluted share, during the 2003 quarter. However, during the first quarter of 2004 we recorded $727,000 of income from life insurance resulting from the death of William G. Smith, our former President and Chief Executive Officer. This non operating income is tax exempt and added $0.15 to our quarterly earnings per share for the first quarter of 2004. This is a one time event which will not recur in the future. Without the life insurance proceeds, our net loss would have been $392,000, or ($0.08) per basic and diluted share, during the 2004 quarter, compared with net loss of $1.6 million, or ($0.32) per basic and diluted share, during the 2003 quarter. Our net loss and loss per share as adjusted to exclude the life insurance proceeds are not in accordance with, or an alternative for, generally accepted accounting principles. We believe that the presentation of net loss and the related per share amount excluding the one-time effect of these life insurance proceeds provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain items to revenue for the three months ended March 31, 2003 and 2004:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     --------------------
                                                      2003           2004
                                                     -----          -----
Operating revenue .........................          100.0%         100.0%
Operating expenses:
         Purchased transportation .........           36.0           32.3
         Compensation and employee benefits           31.0           30.8
         Fuel, supplies, and maintenance ..           19.6           19.9
         Insurance and claims .............            2.6            3.4
         Taxes and licenses ...............            2.1            2.0
         General and administrative .......            3.4            3.9
         Communication and utilities ......            1.0            0.8
         Depreciation and amortization ....            9.3            7.3
                                                     -----          -----
         Total operating expenses .........          105.1          100.4
                                                     -----          -----
Loss from operations ......................           (5.1)          (0.4)
Interest expense, net .....................           (1.1)          (0.9)
Life insurance proceeds ...................              -            1.7
                                                     -----          -----
(Loss) earnings before income taxes .......           (6.2)           0.4
Income tax benefit ........................           (2.3)          (0.4)
                                                     -----          -----
Net (loss) earnings .......................           (3.9)%          0.8%
                                                     =====          =====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004, WITH THREE MONTHS ENDED MARCH 31, 2003.

         Operating revenue increased $3.7 million (9.3%), to $43.6 million in the 2004 quarter from $39.9 million in the 2003 quarter. The increase in operating revenue resulted from increased average operating revenue per tractor per week offset partially by a reduction in our weighted average tractors.

         Average operating revenue per tractor per week, one measure of asset productivity, increased significantly to $2,847 in the 2004 quarter from $2,388 in the 2003 quarter. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,601 in the 2004 quarter from $2,169 in the 2003 quarter, primarily due to increased production from our seated equipment and a lower number of unseated company tractors. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased six cents to $1.40 in the 2004 quarter from $1.34 in the 2003 quarter, reflecting improved lane and customer selection, increased trucking demand, and improved general economic conditions. Fuel surcharge revenue increased $87,000 to $1.8 million in the 2004 quarter from $1.7 million in the 2003 quarter. During the first quarter of 2004 and 2003, approximately $1.2 million and $1.1 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

         Our weighted average tractors decreased to 1,178 in the 2004 quarter from 1,285 in the 2003 quarter. This reflects our planned reduction in fleet size during 2003 which reduced the number of unmanned company-owned tractors. In addition, we contracted with fewer independent contractor providers of equipment. The reduction in fleet size and yield enhancement efforts were consistent with our strategy of focusing on asset productivity. We believe a certain level of success has been achieved, as our weighted average number of tractors decreased 8.3% while operating revenue increased 9.3%.

         Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $277,000 (1.9%), to $14.1 million in the 2004 quarter from $14.4 million in the 2003 quarter. As a percentage of revenue, purchased transportation decreased to 32.3% in the 2004 quarter from 36.0% in the 2003 quarter. The changes reflect a decrease in the percentage of the fleet supplied by independent contractors and in the number of independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 34.2% in the 2004 quarter from 38.1% in the 2003 quarter. We believe the decline in independent contractors as a percentage of our total fleet is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which have diminished the pool of drivers interested in becoming or remaining independent contractors. The decline in independent contractors has slowed significantly since September, 2003 as freight demand and the general economy have improved.

         Compensation and employee benefits increased $1.0 million (8.5%), to $13.4 million in the 2004 quarter from $12.4 million in the 2003 quarter. As a percentage of revenue, compensation and employee benefits decreased slightly to 30.8% in the 2004 quarter from 31.0% in the 2003 quarter. This reflects an increase in our rate per loaded mile which increases revenue without a corresponding increase in wages and a $162,000 decrease in wages paid to non-driver employees. These factors were partially offset by an increase in the percentage of the fleet comprised of company-owned tractors. Although compensation and employee benefits expense decreased as a percentage of revenue, the market for recruiting drivers became increasingly challenging in the first quarter of 2004. If the Company experiences a shortage of drivers in the near future, an increase in driver pay would negatively impact the Company's results of operations to the extent that corresponding freight rate increases were not obtained.

         Fuel, supplies, and maintenance increased $821,000 (10.5%), to $8.7 million in the 2004 quarter from $7.8 million in the 2003 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased slightly to 19.9% of revenue in the 2004 quarter compared with 19.6% in the 2003 quarter. This reflects an increase in the percentage of the fleet comprised of company-owned tractors, partially offset by an increase in our rate per loaded mile which increases revenue without a corresponding increase in maintenance costs. We have seen an increase in maintenance expense in recent periods due to our extended trade cycle, however further increases in repair and maintenance expense are expected to be minimal as we continue to replace older equipment as part of the second phase of our profit improvement plan. Fuel prices decreased approximately 2% to an average of $1.50 per gallon in the 2004 quarter from $1.53 per gallon in the 2003 quarter.

         Insurance and claims increased $468,000 (45.8%), to $1.5 million in the 2004 quarter from $1.0 million in the 2003 quarter. As a percentage of revenue, insurance and claims increased to 3.4% of revenue in the 2004 quarter compared with 2.6% in the 2003 quarter. During the first quarter of 2003 we exercised an option to retroactively increase the deductible for our auto liability policy to $125,000 per incident beginning July 1, 2001 through June 30, 2002 which reduced our expense by $467,000. This did not recur in the first quarter of 2004. These factors were partially offset by the elimination of premiums for excess insurance coverage which we discontinued in July 2003, due to our financial condition and the rising cost of insurance, leaving $2 million of primary coverage with a $250,000 self-insured retention. The lack of excess coverage and high self-insured retention increases our risk associated with frequency and severity of accidents and could increase our expenses or make them more volatile from period to period. Furthermore, if we experience claims that exceed the limits of our insurance coverage, or if we experience claims for which coverage is not provided, our financial condition and results of operations could suffer a materially adverse effect. The insurance policies are scheduled for renewal on July 1, 2004. Upon renewal, we expect no changes in our self-insured retention level or our excess insurance coverage limit.

         Taxes and licenses increased $40,000 (4.8%) to $881,000 in the 2004 quarter from $841,000 in the 2003 quarter. The decrease in the number of company-owned tractors subject to annual license and permit costs was offset by an increase in the need for over-dimensional permits. As a percentage of revenue, taxes and licenses remained relatively constant at 2.0% of revenue in the 2004 quarter compared with 2.1% of revenue in the 2003 quarter.

         General and administrative expenses increased $364,000 (26.8%), to $1.7 million in the 2004 quarter from $1.4 million in the 2003 quarter. As a percentage of revenue, general and administrative expenses increased to 3.9% in the 2004 quarter from 3.4% in the 2003 quarter, reflecting increased advertising and other driver recruiting and orientation expenses and higher legal and consulting fees.

         Communications and utilities decreased $46,000 (11.2%), to $366,000 in the 2004 quarter from $412,000 in the 2003 quarter, reflecting a decrease in our weighted average tractors. As a percentage of revenue, communications and utilities decreased to 0.8% of revenue in the 2004 quarter from 1.0% of revenue in the 2003 quarter.

         Depreciation and amortization decreased $533,000 (14.4%), to $3.2 million in the 2004 quarter from $3.7 million in the 2003 quarter. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2004 and 2003 quarter, depreciation and amortization included net gains from the sale of equipment of $115,000 and $210,000, respectively. As a percentage of revenue, depreciation and amortization decreased to 7.3% of revenue in the 2004 quarter compared with 9.3% in the 2003 quarter, partly due to increased average revenue per tractor and reduction of unseated tractors, which more efficiently spreads depreciation expense. Additionally, some of our older equipment still generates revenue but is no longer being depreciated. In the short-term, we expect that the presence of older equipment which is not being depreciated will more than offset increases in depreciation resulting from the addition of new equipment to our fleet. Over the long-term, as we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

         Interest expense, net, decreased $79,000 (16.7%), to $369,000 in the 2004 quarter from $448,000 in the 2003 quarter. This decrease was attributable to lower average debt outstanding, partially offset by higher interest rates. As a percentage of revenue, interest expense, net, decreased to 0.9% of revenue in the 2004 quarter compared with 1.1% in the 2003 quarter.

         During the first quarter of 2004 we recorded $727,000 of income from life insurance resulting from the death of William G. Smith, our former President and Chief Executive Officer. This non operating income is tax exempt and added $0.15 to our quarterly earnings per share for the first quarter of 2004. This is a one time event which will not recur in the future.

         As a result of the foregoing, our pre-tax margin increased to 0.4% in the 2004 quarter from (6.2%) in the 2003 quarter.

         Our income tax benefit in the 2004 quarter was $173,000, or 30.6% of loss before life insurance proceeds and income taxes. Our income tax benefit in the 2003 quarter was $913,000, or 36.9% of loss before income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by us. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax loss.

         As a result of the factors described above, net earnings was $335,000 in the 2004 quarter (0.8% of revenue), compared with net loss of $1.6 million in the 2003 quarter (3.9% of revenue). Without the life insurance proceeds, our net loss would have been $392,000 (0.1% of revenue) in the 2004 quarter.

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

         Our primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with financial institutions and equipment manufacturers. We are experiencing improved cash flow as losses decrease. As of the date of this report, we have adequate borrowing availability on our line of credit to finance any near-term needs for working capital. We purchased 63 new tractors during the first quarter of 2004 and plan to purchase 180 new tractors throughout the remainder of 2004, allowing for the replacement of older, high mileage tractors. Our ability to fund cash requirements in future periods will depend on our ability to comply with covenants contained in financing arrangements and the availability of other financing options, as well as our financial condition and results of operations. Our financial condition and results of operations will depend on insurance and claims experience, general shipping demand by the Company's customers, fuel prices, the availability of drivers and independent contractors, continued success in implementing the profit improvement plan described above, and other factors.

         During the first quarter of 2004, our truck production increased 18% over the first quarter of 2003, despite the traditional lag in shipping demand for flatbed freight and weather-related and hours-of-service operational issues. Going forward, we believe that seasonal improvements in shipping demand and continued focus on the profit improvement plan should improve our financial performance. However, there is no assurance the improvements will occur as planned. Assuming the improvements do occur as planned, we believe there will be sufficient cash flow to meet our liquidity requirements at least through December 31, 2004. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

         We will require additional sources of financing over the long-term to upgrade our tractor and trailer fleets. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our short- and long-term liquidity may be adversely affected by one or more of the following factors: costs associated with insurance and claims; weak freight demand or a loss in customer relationships or volume; the impact of new hours-of-service regulations on asset productivity; the ability to attract and retain sufficient numbers of qualified drivers and independent contractors; elevated fuel prices and the ability to collect fuel surcharges; inability to maintain compliance with, or negotiate amendments to, loan covenants; and the ability to finance the tractors and trailers delivered and scheduled for delivery. Based upon our improving results, anticipated future cash flows, current availability under the financing arrangement with LaSalle Bank, and sources of equipment financing that we expect to be available, we do not expect to experience significant liquidity constraints in the foreseeable future.

         Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2004, compared to net cash used by operating activities of $306,000 for the three months ended March 31, 2003, reflecting improved operating results and $727,000 of life insurance proceeds. Historically, our principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $3.7 million for the three months ended March 31, 2004. The average age of our trade accounts receivable was approximately 34.5 days in the 2003 period and 33.0 days in the 2004 period.

         Net cash provided by investing activities was $135 for the three months ended March 31, 2004. Such amounts related primarily to proceeds from the sale of revenue equipment and other fixed assets, offset by down payments made for the purchase of new equipment.

         Net cash used in financing activities was $1.6 million for the three months ended March 31, 2004, consisted primarily of net payments of principal under our long-term debt agreements.

         We have a financing arrangement with LaSalle Bank, which expires on January 1, 2006, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle may terminate the arrangement prior to January 1, 2006, in the event of default, as discussed below, and may terminate at anytime during the renewal terms. Since the beginning of 2004, the financing arrangement has been amended to allow for changes in management and voting control resulting from the death of William G. Smith, and to provide for a remaining term of at least one year. The arrangement provides for a term loan, a revolving line of credit, a capital expenditure loan, and financing for letters of credit. The combination of all loans with LaSalle Bank cannot exceed the lesser of $25 million or a specified borrowing base.

         At March 31, 2004, the term loan had a principal balance of $8.5 million, payable in 45 remaining equal monthly principal installments of $189,000. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables. At March 31, 2004, total borrowings under the revolving line were $1.8 million. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances, provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the arrangement. At March 31, 2004, the amount owed under capital expenditure notes was $897,000. At March 31, 2004, we had outstanding letters of credit totaling $7.7 million for self-insured amounts under our insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity. At March 31, 2004, our borrowing limit under the financing arrangement was $21.7 million, leaving approximately $2.9 million in remaining availability at such date.

         We are required to pay a facility fee on the LaSalle financing arrangement of .25% of the maximum loan limit ($25 million). Borrowings under the arrangement are secured by liens on revenue equipment, accounts receivable, and certain other assets. The interest rate on outstanding borrowings under the arrangement is equal to LaSalle's prime rate plus two percent.

         The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. We were in compliance with these covenants at March 31, 2004 and we believe we will remain in compliance, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for March 31, 2004 and we expect to remain in compliance going forward. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables set forth the contractual obligations and other commercial commitments as of March 31, 2004:

                                               PAYMENTS (IN THOUSANDS) DUE BY PERIOD

                                                  Less than                             After
Contractual Obligations                 Total      One year   2-3 years   4-5 years    5 years
----------------------------------------------------------------------------------------------
Long-term debt                         $34,782     $11,134     $15,593     $ 7,687     $   368
Operating leases                           922         221         397         236          68
                                       -------------------------------------------------------
Total contractual cash obligations     $35.704     $11,355     $15,990     $ 7,923     $   436
                                       =======================================================

The Company had no other commercial commitments at March 31, 2004.

RECENT REGULATION

         The U.S. Department of Transportation adopted revised hours-of-service regulations for drivers that became effective on January 4, 2004. These revised regulations represent the most significant changes to the hours-of-service regulations in over 60 years. We anticipated that the new regulations could have an overall negative impact on our average miles per tractor due to operational changes; however, average revenue per tractor has increased as we successfully increased our rate per mile, accessorial charges to customers for multiple stop shipments, and rates for tractor detention during the first quarter of 2004. We also raised driver pay for multiple stop shipments, unanticipated delays, and other non-driving tasks.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements included in this Form 10-Q is contained in Note 1 of the consolidated financial statements included in our Form 10-K for the year ended December 31, 2003. Other footnotes in the Form 10-K describe various elements of the financial statements included in this Form 10-Q and the assumptions on which specific amounts were determined.

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

         ESTIMATED LIABILITY FOR INSURANCE CLAIMS

         Losses resulting from auto liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to certain self-retention levels. Losses resulting from uninsured claims are recognized when such losses are incurred. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. However, final settlement of these claims could differ materially from the amounts we have accrued. Our judgment concerning the ultimate cost of claims and modification of initial reserved amounts is an important part of establishing claims reserves, and is of increasing significance with higher self-insured retention and lack of excess coverage.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

         We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangement with LaSalle Bank carries a variable interest rate based on LaSalle's prime rate plus two percent, provided there has been no default. In addition, approximately $21.8 million of our other debt carries variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at March 31, 2004, a one-point increase in the prime rate would increase interest expense by approximately $329,000. The remainder of our other debt carries fixed interest rates and exposes us to the risk that interest rates may fall. At March 31, 2004, approximately 90% of our debt carries a variable interest rate and the remainder is fixed.

ITEM 4.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004. During our first fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT
 NUMBER                                        DESCRIPTION
3.1     *   Articles of Incorporation.

3.2     **  Amended and Restated Bylaws.

10.17   #   10th Amendment to Amended and Restated Loan and Security Agreement dated March 26,
            2004, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
            Borrower, and East West Motor Express, Inc., as Borrower. (Due to an error in sequential numbering, amendments 8 and 9 do not exist)

10.18   #   11th Amendment to Amended and Restated Loan and Security Agreement dated April 23,
            2004, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
            Borrower, and East West Motor Express, Inc., as Borrower.

31.1    #   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2    #   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

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

**       Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

#        Filed herewith.

(B)      REPORTS ON FORM 8-K.

         During the first quarter ended March 31, 2004, the Company filed with, or furnished to, the Securities and Exchange Commission the following Current Reports on Form 8-K:

         Current Report on Form 8-K dated February 17, 2004 (furnished to the Commission on February 20, 2004) regarding the issuance of a press release to report the Company's financial results for the quarter and year ended December 31, 2003.

         Current Report on Form 8-K dated March 3, 2004 (furnished to the Commission on March 12, 2004) regarding the issuance of a press release to report the death of William G. Smith, the Company's former President and Chief Executive Officer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SMITHWAY MOTOR XPRESS CORP.

Date: May 13, 2004         By:    /s/ Douglas C. Sandvig
                               -------------------------------------------
                               Douglas C. Sandvig
                               Senior Vice President, Treasurer,
                               and Chief Financial Officer, in his capacity as such and on behalf of the issuer

                                  Exhibit Index

Exhibit                                                                                  Method of
Number                                    Description                                     Filing
------     -------------------------------------------------------------------------  ---------------
  3.1      Articles of Incorporation.                                                 Incorporated
                                                                                      by reference.

  3.2      Amended and Restated Bylaws.                                               Incorporated
                                                                                      by reference.

 10.17     10th Amendment to Amended and Restated Loan and Security Agreement dated   Filed herewith.
           March 26, 2004, between LaSalle Bank National Association, Smithway Motor
           Xpress, Inc., as Borrower, and East West Motor Express, Inc., as
           Borrower.  (Due to an error in sequential numbering, amendments 8 and 9 do not exist)

 10.18     11th Amendment to Amended and Restated Loan and Security Agreement dated   Filed herewith.
           April 23, 2004, between LaSalle Bank National Association, Smithway Motor
           Xpress, Inc., as Borrower, and East West Motor Express, Inc., as Borrower.

 31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.         Filed herewith.

 31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.         Filed herewith.

 32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to   Filed herewith.
           Section 906 of the Sarbanes-Oxley Act of 2002, by G. Larry Owens, the
           Company's principal executive officer.

 32.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to   Filed herewith.
           Section 906 of the Sarbanes-Oxley Act of 2002, by Douglas C. Sandvig, the
           Company's principal financial officer.