Form 10-Q
period 2004-06-30
SMITHWAY MOTOR XPRESS CORP
filed 2004-08-13
CIK 941914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ____________________

COMMISSION FILE NUMBER 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

             NEVADA                                     42-1433844
------------------------------              -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

          2031 QUAIL AVENUE

           FORT DODGE, IOWA                               50501
---------------------------------------                ------------
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

As of July 30, 2004, the registrant had 3,848,821 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                                                                        PAGE
                                                                                       NUMBER
                                           PART I
                                   FINANCIAL INFORMATION

Item 1    Financial Statements                                                           3-8

          Condensed Consolidated Balance Sheets as of December 31, 2003 and
                 June 30, 2004  (unaudited)........................................      3-4

          Condensed Consolidated Statements of Operations for the three and six
                 months ended June 30, 2003 and 2004 (unaudited)...................       5

          Condensed Consolidated Statements of Cash Flows for the six
                 months ended June 30, 2003 and 2004 (unaudited)...................       6

          Notes to Condensed Consolidated Financial Statements (unaudited).........      7-8

Item 2    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.............................................     9-18

Item 3    Quantitative and Qualitative Disclosures About Market Risks..............      18

Item 4    Controls and Procedures..................................................      19

                                           PART II
                                      OTHER INFORMATION

Item 1    Legal Proceedings........................................................      19

Item 2    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
          Securities...............................................................      19

Item 3    Defaults Upon Senior Securities..........................................      19

Item 4    Submission of Matters to a Vote of Security Holders......................      20

Item 5    Other Information........................................................      20

Item 6    Exhibits and Reports on Form 8-K.........................................      20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                         DECEMBER 31,    JUNE 30,
                                             2003          2004
                                         ------------   ----------
                                                        (unaudited)
                ASSETS
Current assets:
  Cash and cash equivalents ..........    $      355    $    2,913
  Receivables:
     Trade ...........................        14,231        17,032
     Other ...........................           458           887
     Recoverable income taxes ........             8             -
  Inventories ........................           882         1,096
  Deposits, primarily with insurers ..           945           924
  Prepaid expenses ...................         1,037           746
  Deferred income taxes ..............         2,322         2,737
                                          ----------    ----------
       Total current assets ..........        20,238        26,335
                                          ----------    ----------
Property and equipment:
  Land ...............................         1,548         1,438
  Buildings and improvements .........         8,209         7,793
  Tractors ...........................        69,384        71,618
  Trailers ...........................        39,977        38,235
  Other equipment ....................         5,516         5,488
                                          ----------    ----------
                                             124,634       124,572
  Less accumulated depreciation ......        70,235        68,984
                                          ----------    ----------
       Net property and equipment ....        54,399        55,588
                                          ----------    ----------
Goodwill .............................         1,745         1,745
Other assets .........................           298           270
                                          ----------    ----------
                                          $   76,680    $   83,938
                                          ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                              DECEMBER 31,     JUNE 30,
                                                  2003           2004
                                              ------------    ----------
                                                             (unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ....    $   10,582     $   11,323
  Accounts payable ........................         4,827          6,294
  Accrued loss reserves ...................         4,974          5,971
  Accrued compensation ....................         2,535          3,765
  Checks in excess of cash balances .......           672              -
  Other accrued expenses ..................           430            488
  Income taxes payable ....................             -             35
                                               ----------     ----------
            Total current liabilities .....        24,020         27,876
Long-term debt, less current maturities ...        22,609         24,577
Deferred income taxes .....................         9,020          9,875
Line of credit ............................           426              -
                                               ----------     ----------
            Total liabilities .............        56,075         62,328
                                               ----------     ----------
Stockholders' equity:
  Preferred stock .........................             -              -
  Common stock:
     Class A ..............................            40             40
     Class B ..............................            10             10
  Additional paid-in capital ..............        11,393         11,393
  Retained earnings .......................         9,576         10,576
  Reacquired shares, at cost ..............          (414)          (409)
                                               ----------     ----------
            Total stockholders' equity ....        20,605         21,610
Commitments
                                               ----------     ----------
                                               $   76,680     $   83,938
                                               ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                     -----------------------------     -----------------------------
                                                         2003             2004             2003             2004
                                                     ------------     ------------     ------------     ------------
Operating revenue:
     Freight ....................................    $     42,075     $     46,461     $     81,731     $     89,869
     Other ......................................             166              218              396              410
                                                     ------------     ------------     ------------     ------------
           Operating revenue ....................          42,241           46,679           82,127           90,279
                                                     ------------     ------------     ------------     ------------
Operating expenses:
     Purchased transportation ...................          14,344           15,181           28,699           29,259
     Compensation and employee benefits .........          12,653           12,984           25,027           26,408
     Fuel, supplies, and maintenance ............           7,094            8,984           14,931           17,642
     Insurance and claims .......................           1,476            1,467            2,498            2,957
     Taxes and licenses .........................             839              991            1,680            1,872
     General and administrative .................           1,856            1,712            3,214            3,434
     Communications and utilities ...............             381              314              793              680
     Depreciation and amortization ..............           3,781            3,315            7,491            6,492
                                                     ------------     ------------     ------------     ------------
           Total operating expenses .............          42,424           44,948           84,333           88,744
                                                     ------------     ------------     ------------     ------------
         (Loss) earnings from operations ........            (183)           1,731           (2,206)           1,535
Financial (expense) income
     Interest expense ...........................            (496)            (390)            (946)            (763)
     Interest income ............................               2                6                4               10
     Other income ...............................               -                -                -              727
                                                     ------------     ------------     ------------     ------------
         (Loss) earnings before income taxes ....            (677)           1,347           (3,148)           1,509
Income tax (benefit) expense ....................            (219)             682           (1,132)             509
                                                     ------------     ------------     ------------     ------------
           Net (loss) earnings ..................    $       (458)    $        665     $     (2,016)    $      1,000
                                                     ------------     ------------     ------------     ------------
Basic (loss) earnings per share .................    $      (0.09)    $       0.14     $      (0.42)    $       0.21
                                                     ============     ============     ============     ============
Diluted (loss) earnings per share ...............    $      (0.09)    $       0.13     $      (0.42)    $       0.20
                                                     ============     ============     ============     ============
Basic weighted average shares outstanding .......       4,846,821        4,847,173        4,846,821        4,846,997
Diluted weighted average shares outstanding .....       4,846,821        4,938,463        4,846,821        4,926,214

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                 ---------------------
                                                                   2003         2004
                                                                 --------     --------
Cash flows from operating activities:
  Net (loss) earnings .......................................    $ (2,016)    $  1,000
                                                                 --------     --------
  Adjustments to reconcile net (loss) earnings to cash
  provided by operating  activities:
    Depreciation and amortization ...........................       7,491        6,492
    Deferred income tax (benefit) expense ...................      (1,152)         440
    Change in:
       Receivables ..........................................      (2,720)      (3,187)
       Inventories ..........................................        (127)        (214)
       Deposits, primarily with insurers ....................         (96)          21
       Prepaid expenses .....................................          50          291
       Accounts payable and other accrued liabilities .......       2,615        3,753
                                                                 --------     --------
         Total adjustments ..................................       6,061        7,596
                                                                 --------     --------
           Net cash provided by operating activities ........       4,045        8,596
                                                                 --------     --------
Cash flows from investing activities:
  Purchase of property and equipment ........................        (271)        (440)
  Proceeds from sale of property and equipment ..............       2,231        1,833
  Other .....................................................          52           28
                                                                 --------     --------
           Net cash provided by investing activities ........       2,012        1,421
                                                                 --------     --------
Cash flows from financing activities:
  Net borrowings (payments) on line of credit ...............         927         (426)
  Principal payments on long-term debt ......................      (6,545)      (6,366)
  Change in checks issued in excess of cash balances ........        (195)        (672)
  Treasury stock reissued ...................................           -            5
                                                                 --------     --------
           Net cash used in financing activities ............      (5,813)      (7,459)
                                                                 --------     --------
           Net increase in cash and cash equivalents ........         244        2,558
Cash and cash equivalents at beginning of period ............         105          355
                                                                 --------     --------
Cash and cash equivalents at end of period ..................    $    349     $  2,913
                                                                 ========     ========
Supplemental disclosure of cash flow information:
  Cash paid during period for:
     Interest ...............................................    $    894     $    784
     Income taxes ...........................................          15           25
                                                                 ========     ========
Supplemental schedules of noncash investing and financing
activities:
  Notes payable issued for tractors and trailers ............    $  2,904     $  9,075
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

      The condensed consolidated financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America, pursuant to the published rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying condensed consolidated financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003, Condensed Consolidated Balance Sheet was derived from our audited balance sheet as of that date. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2003. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

NOTE 2. LIQUIDITY

      Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through June 30, 2005. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected. Specifically, our liquidity may be adversely affected by one or more of the following factors: a decrease in freight demand or a loss in customer relationships or volume; the ability to attract and retain sufficient numbers of qualified drivers and owner-operators; elevated fuel prices and the ability to collect fuel surcharges; costs associated with insurance and claims; increased exposure with respect to accident claims as a result of a reduction of our excess insurance coverage limit; inability to maintain compliance with, or negotiate amendments to, loan covenants; and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations. We expect to fund our cash requirements primarily with cash generated from operations and revolving borrowings under our bank financing arrangement. At June 30, 2004, our borrowing availability under the financing arrangement was approximately $5.1 million.

NOTE 3. NET EARNINGS PER COMMON SHARE

      Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because we suffered a net loss for the quarter and six months ended June 30, 2003, the effects of potential common shares were not included in the calculation for that period as their effects would be anti-dilutive. Stock options outstanding at June 30, 2003, and 2004, totaled 303,150 and 305,650, respectively.

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

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. We used the Black-Scholes option pricing model to determine the fair value of stock options issued. The following assumptions were used in determining the fair value of options granted during the second quarter of 2004: weighted average risk-free interest rate, 3.23%; weighted average expected life, 3 years; and weighted average expected volatility, 69%. There were no expected dividends. There were no stock options granted during the second quarter of 2003. There were no stock options granted during the first quarter of 2004. The following assumptions were used in determining the fair value of options granted during the first quarter of 2003: weighted average risk-free interest rate, 2.54%; weighted average expected life, 5 years; and weighted average expected volatility, 66%. There were no expected dividends. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                       -------------------------     -------------------------
                                                          2003           2004           2003           2004
                                                       ----------     ----------     ----------     ----------
Net (loss) earnings, as reported                       $     (458)    $      665     $   (2,016)    $    1,000
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                  (4)            (4)            (9)    $       (7)
                                                       ----------     ----------     ----------     ----------
Pro forma net (loss) earnings                          $     (462)    $      661     $   (2,025)    $      993
                                                       ==========     ==========     ==========     ==========

Basic (loss) earnings per share   - as reported        $    (0.09)    $     0.14     $    (0.42)    $     0.21
                                  - pro forma          $    (0.09)    $     0.14     $    (0.42)    $     0.21

Diluted (loss) earnings per share - as reported        $    (0.09)    $     0.13     $    (0.42)    $     0.20
                                  - pro forma          $    (0.09)    $     0.13     $    (0.42)    $     0.20

NOTE 5.  LONG-TERM DEBT

      During April 2004, we amended our financing arrangement with LaSalle Bank solely to extend the maturity date from January 1, 2005 to January 1, 2006.

      During July 2004, we amended our financing arrangement with LaSalle Bank to reduce the interest rate on the debt and to reduce our total credit limit to $20 million. The reduction of the credit limit allows us to avoid fees related to the unused and unnecessary portion of credit available under the arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      Except for the historical information contained herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "anticipates," "believes," "estimates," "projects," "expects," variations of these words, and similar expressions, are intended to identify such forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of the Company's management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: failure to sustain the recent return to quarterly operating profitability, which could result in violation of bank covenants and acceleration of indebtedness at several financial institutions; the ability to obtain financing on acceptable terms, and obtain waivers and amendments to current financing in the event of default; economic recessions or downturns in customers' business cycles; increases or rapid fluctuations in inflation, interest rates, fuel prices, and fuel hedging; the availability and costs of attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts, or changes in excess coverage, relating to accident, cargo, workers' compensation, health, and other claims; the resale value of used equipment and prices of new equipment; seasonal factors such as harsh weather conditions that increase operating costs; regulatory requirements that increase costs and decrease efficiency, including emissions standards and hours-of-service regulations; changes in management; excessive increases in capacity within truckload markets; surplus inventories; decreased demand for transportation services offered by the Company; and the ability to negotiate, consummate, and integrate acquisitions. Readers should review and consider the various disclosures made by the Company in its press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in the Company's annual report on Form 10-K.

      The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the second quarter and first six months of our 2003 and 2004 fiscal years.

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

      During the second quarter of 2004, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) increased to $2,803 from $2,381 in the second quarter of 2003. We are encouraged by this improvement and by the fact that our operating revenue increased $4.4 million (10.5%), while weighted average tractors decreased 8.1% to 1,155 in the 2004 quarter from 1,257 in the 2003 quarter. This reduction was part of our planned disposition of unseated company-owned tractors. In addition, we contracted with fewer independent contractor providers of equipment. The decrease in the number of independent contractors primarily occurred in the first three quarters of 2003 and has slowed substantially since September 2003 as freight demand has increased and the economy has improved.

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

      For the three months ended June 30, 2004, operating revenue increased 10.5% to $46.7 million from $42.2 million during the same quarter in 2003. Net earnings was $665,000, or $0.14 per basic share and $0.13 per diluted share, compared with net loss of $458,000, or ($0.09) per basic and diluted share, during the 2003 quarter.

      For the six months ended June 30, 2004, operating revenue increased 9.9% to $90.3 million from $82.1 million during the same period in 2003. Net earnings was $1,000, or $0.21 per basic share and $0.20 per diluted share, compared with net loss of $2.0 million, or ($0.42) per basic and diluted share, during the first six months of 2003. However, during the first quarter of 2004 we recorded $727,000 of income from life insurance resulting from the death of William G. Smith, our former President and Chief Executive Officer. This non operating income is tax exempt and added $0.15 to our earnings per share for the first six months of 2004. This is a one time event which will not recur in the future. Without the life insurance proceeds, our net earnings would have been $273,000, or $0.06 per basic share and diluted share, during the 2004 period, compared with net loss of $2.0 million, or ($0.42) per basic and diluted share, during the 2003 period. Our net earnings and earnings per share as adjusted to exclude the life insurance proceeds are not in accordance with, or an alternative for, generally accepted accounting principles. We believe that the presentation of net earnings and the related per share amount excluding the one-time effect of these life insurance proceeds provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations.

RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of certain items to revenue for the three and six months ended June 30, 2003 and 2004:

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   ------------------      ------------------
                                                    2003        2004        2003        2004
                                                   ------      ------      ------      ------
Operating revenue .............................     100.0%      100.0%      100.0%      100.0%
Operating expenses:
         Purchased transportation .............      34.0        32.5        34.9        32.4
         Compensation and employee benefits ...      30.0        27.8        30.5        29.3
         Fuel, supplies, and maintenance ......      16.8        19.2        18.2        19.5
         Insurance and claims .................       3.5         3.1         3.0         3.3
         Taxes and licenses ...................       2.0         2.1         2.0         2.1
         General and administrative ...........       4.4         3.7         3.9         3.8
         Communication and utilities ..........       0.9         0.7         1.0         0.8
         Depreciation and amortization ........       9.0         7.1         9.1         7.2
                                                   ------      ------      ------      ------
         Total operating expenses .............     100.4        96.3       102.7        98.3
                                                   ------      ------      ------      ------
(Loss) earnings from operations ...............      (0.4)        3.7        (2.7)        1.7
Interest expense, net .........................      (1.2)       (0.8)       (1.2)       (0.8)
Life insurance proceeds .......................         -           -           -         0.8
                                                   ------      ------      ------      ------
(Loss) earnings before income taxes ...........      (1.6)        2.9        (3.8)        1.7
Income tax (benefit) expense ..................      (0.5)        1.5        (1.4)        0.6
                                                   ------      ------      ------      ------
Net (loss) earnings ...........................      (1.1)%       1.4%       (2.5)%       1.1%
                                                   ======      ======      ======      ======

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004, WITH THREE MONTHS ENDED JUNE 30, 2003.

      Operating revenue increased $4.4 million (10.5%), to $46.7 million in the 2004 quarter from $42.2 million in the 2003 quarter. The increase in operating revenue resulted from increased average operating revenue per tractor per week offset partially by a reduction in our weighted average tractors.

      Average operating revenue per tractor per week, one measure of asset productivity, increased significantly to $3,109 in the 2004 quarter from $2,585 in the 2003 quarter. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,803 in the 2004 quarter from $2,381 in the 2003 quarter, primarily due to increased production from our seated equipment and a lower number of unseated company tractors. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased nine cents to $1.46 in the 2004 quarter from $1.37 in the 2003 quarter, reflecting improved lane and customer selection, increased trucking demand, and improved general economic conditions. Fuel surcharge revenue increased $1.2 million to $2.7 million in the 2004 quarter from $1.4 million in the 2003 quarter. During the second quarter of 2004 and 2003, approximately $1.8 million and $1.0 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

      Our weighted average tractors decreased to 1,155 in the 2004 quarter from 1,257 in the 2003 quarter. This reflects our planned reduction in fleet size during 2003 which reduced the number of unmanned company-owned tractors. In addition, we contracted with fewer independent contractor providers of equipment. The reduction in fleet size and yield enhancement efforts were consistent with our strategy of focusing on asset productivity. We believe a certain level of success has been achieved, as our weighted average number of tractors decreased 8.1% while operating revenue increased 10.5%.

      Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $837,000 (5.8%), to $15.2 million in the 2004 quarter from $14.3 million in the 2003 quarter. As a percentage of revenue, purchased transportation decreased to 32.5% in the 2004 quarter from 34.0% in the 2003 quarter. The changes reflect a decrease in the percentage of the fleet supplied by independent contractors and in the number of independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 34.7% in the 2004 quarter from 36.5% in the 2003 quarter. We believe the decline in independent contractors as a percentage of our total fleet is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which have diminished the pool of drivers interested in becoming or remaining independent contractors. The decline in independent contractors has slowed significantly since September, 2003 as freight demand and the general economy have improved.

      Compensation and employee benefits increased $331,000 (2.6%), to $13.0 million in the 2004 quarter from $12.7 million in the 2003 quarter. As a percentage of revenue, compensation and employee benefits decreased to 27.8% in the 2004 quarter from 30.0% in the 2003 quarter. This reflects an increase in our rate per loaded mile which increases revenue without a corresponding increase in wages and a $60,000 decrease in wages paid to non-driver employees. These factors were partially offset by an increase in the percentage of the fleet comprised of company-owned tractors. Although compensation and employee benefits expense decreased as a percentage of revenue, the market for recruiting drivers became increasingly challenging in the first and second quarter of 2004. In order to increase our ability to compete for new drivers, and to retain current drivers, we will increase drivers' wages effective August 1, 2004 by approximately two cents per mile. We expect continuing freight rate increases and reduction of unfilled units to offset the additional expense related to this increase. If we experience a shortage of drivers in the near future, the increase in driver pay would negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

      Fuel, supplies, and maintenance increased $1.9 million (26.6%), to $9.0 million in the 2004 quarter from $7.1 million in the 2003 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 19.2% of revenue in the 2004 quarter compared with 16.8% in the 2003 quarter. This reflects higher fuel prices and an increase in the percentage of the fleet comprised of company-owned tractors, partially offset by an increase in our rate per loaded mile which increases revenue without a corresponding increase in maintenance costs. Fuel prices increased approximately 19% to an average of $1.63 per gallon in the 2004 quarter from $1.37 per gallon in the 2003 quarter. We have seen an increase in maintenance expense in recent periods due to our extended trade cycle, however further increases in repair and maintenance expense are expected to be minimal as we continue to replace older equipment as part of the second phase of our profit improvement plan.

      Insurance and claims decreased $9,000 (0.6%) to $1.5 million compared with the 2003 quarter. As a percentage of revenue, insurance and claims decreased to 3.1% of revenue in the 2004 quarter compared with 3.5% in the 2003 quarter. Higher premiums and claims were offset by the elimination of premiums for excess insurance coverage which we discontinued in July 2003, due to our financial condition and the rising cost of insurance, leaving $2 million of primary coverage with a $250,000 self-insured retention. The lack of excess coverage and high self-insured retention increases our risk associated with frequency and severity of accidents and could increase our expenses or make them more volatile from period to period. Furthermore, if we experience claims that exceed the limits of our insurance coverage, or if we experience claims for which coverage is not provided, our financial condition and results of operations could suffer a materially adverse effect. The insurance policies were renewed on July 1, 2004 resulting in no changes in our self-insured retention level or our excess insurance coverage limit.

      Taxes and licenses increased $152,000 (18.1%) to $991,000 in the 2004 quarter from $839,000 in the 2003 quarter. The decrease in the number of company-owned tractors subject to annual license and permit costs was offset by an increase in the need for over-dimensional and other permits. As a percentage of revenue, taxes and licenses remained relatively constant at 2.1% of revenue in the 2004 quarter compared with 2.0% of revenue in the 2003 quarter.

      General and administrative expenses decreased $144,000 (7.8%), to $1.7 million in the 2004 quarter from $1.9 million in the 2003 quarter. As a percentage of revenue, general and administrative expenses decreased to 3.7% in the 2004 quarter from 4.4% in the 2003 quarter, reflecting lower legal and consulting fees partially offset by higher advertising expense.

      Communications and utilities decreased $67,000 (17.6%), to $314,000 in the 2004 quarter from $381,000 in the 2003 quarter, reflecting a decrease in our weighted average tractors. As a percentage of revenue, communications and utilities decreased to 0.7% of revenue in the 2004 quarter from 0.9% of revenue in the 2003 quarter.

      Depreciation and amortization decreased $466,000 (12.3%), to $3.3 million in the 2004 quarter from $3.8 million in the 2003 quarter. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2004 and 2003 quarter, depreciation and amortization included net gains from the sale of equipment of $33,000 and $69,000, respectively. As a percentage of revenue, depreciation and amortization decreased to 7.1% of revenue in the 2004 quarter compared with 9.0% in the 2003 quarter, partly due to increased average revenue per tractor and reduction of unseated tractors, which more efficiently spreads depreciation expense. Additionally, some of our older equipment still generates revenue but is no longer being depreciated. In the short-term, we expect that the presence of older equipment which is not being depreciated will more than offset increases in depreciation resulting from the addition of new equipment to our fleet. Over the long-term, as we continue to upgrade our equipment fleet, we expect depreciation or rent expense to increase.

      Interest expense, net, decreased $110,000 (22.3%), to $384,000 in the 2004 quarter from $494,000 in the 2003 quarter. This decrease was attributable to lower average debt outstanding, partially offset by higher interest rates. As a percentage of revenue, interest expense, net, decreased to 0.8% of revenue in the 2004 quarter compared with 1.2% in the 2003 quarter.

      As a result of the foregoing, our pre-tax margin increased to 2.9% in the 2004 quarter from (1.6%) in the 2003 quarter.

      Our income tax expense in the 2004 quarter was $682,000, or 50.6% of earnings before income taxes. Our income tax benefit in the 2003 quarter was $219,000, or 32.3% of loss before income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by us. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings or loss.

      As a result of the factors described above, net earnings was $665,000 in the 2004 quarter (1.4% of revenue), compared with net loss of $458,000 in the 2003 quarter (1.1% of revenue). In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 96.3% during the second quarter of 2004 as compared with 100.4% during the second quarter of 2003.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004, WITH SIX MONTHS ENDED JUNE 30,
2003.

      Operating revenue increased $8.2 million (9.9%), to $90.3 million in the first six months of 2004 (the 2004 period) from $82.1 million in the first six months of 2003 (the 2003 period). The increase in operating revenue resulted from increased average operating revenue per tractor per week offset partially by a reduction in our weighted average tractors.

      Average operating revenue per tractor per week, one measure of asset productivity, increased significantly to $2,975 in the 2004 period from $2,485 in the 2003 period. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,700 in the 2004 period from $2,274 in the 2003 period, primarily due to increased production from our seated equipment and a lower number of unseated company tractors. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased seven cents to $1.43 in the 2004 period from $1.36 in the 2003 period, reflecting improved lane and customer selection, increased trucking demand, and improved general economic conditions. Fuel surcharge revenue increased $1.3 million to $4.5 million in the 2004 period from $3.2 million in the 2003 period. During the first six months of 2004 and 2003, approximately $3.0 million and $2.1 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

      Our weighted average tractors decreased to 1,167 in the 2004 period from 1,271 in the 2003 period. This reflects our planned reduction in fleet size during 2003 which reduced the number of unmanned company-owned tractors. In addition, we contracted with fewer independent contractor providers of equipment. The reduction in fleet size and yield enhancement efforts were consistent with our strategy of focusing on asset productivity. We believe a certain level of success has been achieved, as our weighted average number of tractors decreased 8.2% while operating revenue increased 9.9%.

      Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $560,000 (2.0%), to $29.3 million in the 2004 period from $28.7 million in the 2003 period. As a percentage of revenue, purchased transportation decreased to 32.4% in the 2004 period from 34.9% in the 2003 period. The changes reflect a decrease in the percentage of the fleet supplied by independent contractors and in the number of independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 34.4% in the 2004 period from 37.3% in the 2003 period. We believe the decline in independent contractors as a percentage of our total fleet is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which have diminished the pool of drivers interested in becoming or remaining independent contractors. The decline in independent contractors has slowed significantly since September, 2003 as freight demand and the general economy have improved.

      Compensation and employee benefits increased $1.4 million (5.5%), to $26.4 million in the 2004 period from $25.0 million in the 2003 period. As a percentage of revenue, compensation and employee benefits decreased to 29.3% in the 2004 period from 30.5% in the 2003 period. This reflects an increase in our rate per loaded mile which increases revenue without a corresponding increase in wages and a $222,000 decrease in wages paid to non-driver employees. These factors were partially offset by an increase in the percentage of the fleet comprised of company-owned tractors. Although compensation and employee benefits expense decreased as a percentage of revenue, the market for recruiting drivers became increasingly challenging in the first six months of 2004. In order to increase our ability to compete for new drivers, and to retain current drivers, we will increase drivers' wages effective August 1, 2004 by approximately two cents per mile. We expect continuing freight rate increases and reduction of unfilled units to offset the additional expense related to this increase. If we experience a shortage of drivers in the near future, the increase in driver pay would negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

      Fuel, supplies, and maintenance increased $2.7 million (18.2%), to $17.6 million in the 2004 period from $14.9 million in the 2003 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 19.5% of revenue in the 2004 period compared with 18.2% in the 2003 period. This reflects higher fuel prices and an increase in the percentage of the fleet comprised of company-owned tractors, partially offset by an increase in our rate per loaded mile which increases revenue without a corresponding increase in maintenance costs. Fuel prices increased approximately 8% to an average of $1.57 per gallon in the 2004 period from $1.45 per gallon in the 2003 period. We have seen an increase in maintenance expense in recent periods due to our extended trade cycle, however further increases in repair and maintenance expense are expected to be minimal as we continue to replace older equipment as part of the second phase of our profit improvement plan.

      Insurance and claims increased $459,000 (18.4%), to $3.0 million in the 2004 period from $2.5 million in the 2003 period. As a percentage of revenue, insurance and claims increased to 3.3% of revenue in the 2004 period compared with 3.0% in the 2003 period. During the first period of 2003 we exercised an option to retroactively increase the deductible for our auto liability policy to $125,000 per incident beginning July 1, 2001 through June 30, 2002 which reduced our expense by $467,000. This did not recur in the first period of 2004. Generally higher insurance premiums and claims were offset by the elimination of premiums for excess insurance coverage which we discontinued in July 2003, due to our financial condition and the rising cost of insurance, leaving $2 million of primary coverage with a $250,000 self-insured retention. The lack of excess coverage and high self-insured retention increases our risk associated with frequency and severity of accidents and could increase our expenses or make them more volatile from period to period. Furthermore, if we experience claims that exceed the limits of our insurance coverage, or if we experience claims for which coverage is not provided, our financial condition and results of operations could suffer a materially adverse effect. The insurance policies were renewed on July 1, 2004 resulting in no changes in our self-insured retention level or our excess insurance coverage limit.

      Taxes and licenses increased $192,000 (11.4%) to $1.9 million in the 2004 period from $1.7 million in the 2003 period. The decrease in the number of company-owned tractors subject to annual license and permit costs was offset by an increase in the need for over-dimensional permits. As a percentage of revenue, taxes and licenses remained relatively constant at 2.1% of revenue in the 2004 period compared with 2.0% of revenue in the 2003 period.

      General and administrative expenses increased $220,000 (6.8%), to $3.4 million in the 2004 period from $3.2 million in the 2003 period. As a percentage of revenue, general and administrative expenses remained relatively constant at 3.8% in the 2004 period compared with 3.9% in the 2003 period.

      Communications and utilities decreased $113,000 (14.2%), to $680,000 in the 2004 period from $793,000 in the 2003 period, reflecting a decrease in our weighted average tractors. As a percentage of revenue, communications and utilities decreased to 0.8% of revenue in the 2004 period from 1.0% of revenue in the 2003 period.

      Depreciation and amortization decreased $1.0 million (13.3%), to $6.5 million in the 2004 period from $7.5 million in the 2003 period. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2004 and 2003 period, depreciation and amortization included net gains from the sale of equipment of $148,000 and $279,000, respectively. As a percentage of revenue, depreciation and amortization decreased to 7.2% of revenue in the 2004 period compared with 9.1% in the 2003 period, partly due to increased average revenue per tractor and reduction of unseated tractors, which more efficiently spreads depreciation expense. Additionally, some of our older equipment still generates revenue but is no longer being depreciated. In the short-term, we expect that the presence of older equipment which is not being depreciated will more than offset increases in depreciation resulting from the addition of new equipment to our fleet. Over the long-term, as we continue to upgrade our equipment fleet, we expect depreciation or rent expense to increase.

      Interest expense, net, decreased $189,000 (20.1%), to $753,000 in the 2004 period from $942,000 in the 2003 period. This decrease was attributable to lower average debt outstanding, partially offset by higher interest rates. As a percentage of revenue, interest expense, net, decreased to 0.8% of revenue in the 2004 period compared with 1.2% in the 2003 period.

      During the first six months of 2004 we recorded $727,000 of income from life insurance resulting from the death of William G. Smith, our former President and Chief Executive Officer. This non operating income is tax exempt and added $0.15 to our earnings per share for the first six months of 2004. This is a one time event which will not recur in the future.

      As a result of the foregoing, our pre-tax margin increased to 1.7% in the 2004 period from (3.8%) in the 2003 period.

      Our income tax expense in the 2004 period was $509,000, or 65.1% of earnings before life insurance proceeds and income taxes. Our income tax benefit in the 2003 period was $1.1 million, or 36.0% of loss before income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by us. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings or loss.

      As a result of the factors described above, net earnings was $1.0 million in the 2004 period (1.1% of revenue), compared with net loss of $2.0 million in the 2003 period (2.5% of revenue). Without the life insurance proceeds, our net earnings would have been $273,000 (0.3% of revenue) in the 2004 period. In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 98.3% during the first six months of 2004 as compared with 102.7% during the first six months of 2003.

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

      Our primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with financial institutions and equipment manufacturers. We are experiencing improved cash flow as we have returned to profitability. As of the date of this report, we have adequate borrowing availability on our line of credit to finance any near-term needs for working capital. We purchased 128 new tractors during the first six months of 2004 and plan to purchase 120 new tractors throughout the remainder of 2004, allowing for the replacement of older, high mileage tractors. Our ability to fund cash requirements in future periods will depend on our ability to comply with covenants contained in financing arrangements and the availability of other financing options, as well as our financial condition and results of operations. Our financial condition and results of operations will depend on insurance and claims experience, general shipping demand by the Company's customers, fuel prices, the availability of drivers and independent contractors, continued success in implementing the profit improvement plan described above, and other factors.

      During the second quarter and first six months of 2004, our truck production increased dramatically compared to 2003. Going forward, we believe that shipping demand will remain high and that freight rates will increase as truckload capacity tightens. These factors and continued focus on the profit improvement plan should improve our financial performance. However, there is no assurance the improvements will occur as planned. Assuming the improvements do occur as planned, we believe there will be sufficient cash flow to meet our liquidity requirements at least through June 30, 2005. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

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

      Net cash provided by operating activities was $8.6 million for the six months ended June 30, 2004, compared to $4.0 million for the six months ended June 30, 2003, reflecting improved operating results and $727,000 of life insurance proceeds received in the first quarter 2004. Historically, our principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $3.2 million for the six months ended June 30, 2004. The average age of our trade accounts receivable was approximately 34.1 days in the 2003 period and 32.0 days in the 2004 period.

      Net cash provided by investing activities was $1.4 million for the six months ended June 30, 2004, compared to $2.0 million for the six months ended June 30, 2003. Such amounts related primarily to proceeds from the sale of revenue equipment and other fixed assets, offset by down payments made for the purchase of new equipment.

      Net cash used in financing activities was $7.5 million for the six months ended June 30, 2004, compared to $5.8 million for the six months ended June 30, 2003. Such amounts consisted primarily of net payments of principal under our long-term debt agreements.

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

      At June 30, 2004, the term loan had a principal balance of $6.8 million, payable in 42 remaining equal monthly principal installments of $162,000. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables. At June 30, 2004, we had no borrowings under the revolving line of credit. The capital expenditure loan allows for borrowings up to 80 percent of the purchase price of revenue equipment purchased with such advances, provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the arrangement. At June 30, 2004, the amount owed under capital expenditure notes was $842,000. At June 30, 2004, we had outstanding letters of credit totaling $7.7 million for self-insured amounts under our insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity. At June 30, 2004, our borrowing limit under the financing arrangement was $20.4 million, leaving approximately $5.1 million in remaining availability at such date.

      We are required to pay a facility fee on the LaSalle financing arrangement of .25% of the maximum loan limit ($25 million). Borrowings under the arrangement are secured by liens on revenue equipment, accounts receivable, and certain other assets. The interest rate on outstanding borrowings under the arrangement is equal to LaSalle's prime rate plus two percent.

      The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. We were in compliance with these covenants at June 30, 2004 and we believe we will remain in compliance, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for June 30, 2004 and we expect to remain in compliance going forward. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

      CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following tables set forth the contractual obligations and other commercial commitments as of June 30, 2004:

                                               PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                                                  Less than                            After
                                       Total      One year    2-3 years   4-5 years   5 years
                                      --------    --------    ---------   ---------   --------
Contractual Obligations
Long-term debt                        $ 35,900    $ 11,323    $ 14,901    $  9,379    $    297
Operating leases                           870         219         395         197          59
                                      --------    --------    --------    --------    --------
Total contractual cash obligations    $ 36,770    $ 11,542    $ 15,296    $  9,576    $    356
                                      ========    ========    ========    ========    ========

The Company had no other commercial commitments at June 30, 2004.

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

      On July 16, 2004, the United States District Circuit Court of Appeals for the District of Columbia vacated the new hours of service rules in their entirety because the Federal Motor Carrier Safety Administration of the U.S. Department of Transportation did not address driver health issues in promulgating the rules. The current rules will remain in effect for at least 45 days while the U.S. Department of Transportation reviews the decision, and the agency has not yet indicated what rule changes will be made, if any, once the court's ruling becomes effective. Any changes in the current rules governing hours of service could impact the Company's operations.

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

Interest Rate Risk

      We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangement with LaSalle Bank carries a variable interest rate based on LaSalle's prime rate plus two percent, provided there has been no default. In addition, approximately $20.0 million of our other debt carries variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at June 30, 2004, a one-point increase in the prime rate would increase interest expense by approximately $276,000. The remainder of our other debt carries fixed interest rates and exposes us to the risk that interest rates may fall. At June 30, 2004, approximately 77% of our debt carries a variable interest rate and the remainder is fixed.

ITEM 4. CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004. During our second fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act rules.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 14, 2004, the Company held its annual meeting of stockholders for the purpose of (a) electing four directors for one-year terms and (b) ratifying the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2004.

The voting tabulation on the election of directors was as follows:

                                            For                       Withheld
G. Larry Owens                           5,293,238                     45,531
Marlys L. Smith                          5,297,958                     40,811
Herbert D. Ihle                          5,304,204                     34,565
Terry G. Christenberry                   5,304,304                     34,465

The voting tabulation to ratify the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2004 was as follows:

   For                         Against                      Abstain
5,329,471                       4,116                        5,182

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

**    Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

#     Filed herewith.

(b)   REPORTS ON FORM 8-K.

      During the quarter ended June 30, 2004, the Company filed with, or furnished to, the Securities and Exchange Commission the following Current Report on Form 8-K:

      Current Report on Form 8-K dated April 30, 2004 (furnished to the Commission on May 4, 2004) regarding the issuance of a press release to report the Company's financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SMITHWAY MOTOR XPRESS CORP.

Date: August 13, 2004                 By:   /s/ Douglas C. Sandvig
                                          ------------------------------------
                                          Douglas C. Sandvig
                                          Senior Vice President, Treasurer,
                                          and Chief Financial Officer, in his
                                          capacity as such and on behalf of the
                                          issuer

                                  Exhibit Index

Exhibit                                                                                 Method of
Number                                    Description                                    Filing
------     ------------------------------------------------------------------------   -------------
  3.1      Articles of Incorporation.                                                 Incorporated
                                                                                      by reference.

  3.2      Amended and Restated Bylaws.                                               Incorporated
                                                                                      by reference.

 31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.         Filed
                                                                                      herewith.

 31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.         Filed
                                                                                      herewith.

 32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to   Filed
           Section 906 of the Sarbanes-Oxley Act of 2002, by G. Larry Owens, the      herewith.
           Company's principal executive officer.

 32.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to   Filed
           Section 906 of the Sarbanes-Oxley Act of 2002, by Douglas C. Sandvig, the  herewith.
           Company's principal financial officer.