Form 10-Q
period 2004-09-30
SMITHWAY MOTOR XPRESS CORP
filed 2004-11-12
CIK 941914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from ______________ to ____________________

COMMISSION FILE NUMBER 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                 NEVADA                                  42-1433844
----------------------------------------    ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

            2031 QUAIL AVENUE

            FORT DODGE, IOWA                                50501
----------------------------------------    ------------------------------------
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

As of September 30, 2004, the registrant had 3,848,821 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
                                               PART I
                                       FINANCIAL INFORMATION

Item 1       Financial Statements                                                                 3

             Condensed Consolidated Balance Sheets as of December 31, 2003 and
               September 30, 2004  (unaudited)........................................           3-4

             Condensed Consolidated Statements of Operations for the three and nine
               months ended September 30, 2003 and 2004 (unaudited)...................            5

             Condensed Consolidated Statements of Cash Flows for the nine
               months ended September 30, 2003 and 2004 (unaudited)...................            6

             Notes to Condensed Consolidated Financial Statements (unaudited).........           7-8

Item 2       Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................................          9-18

Item 3       Quantitative and Qualitative Disclosures About Market Risks..............           18

Item 4       Controls and Procedures..................................................           19

                                              PART II
                                         OTHER INFORMATION

Item 1       Legal Proceedings........................................................           19

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds..............           19

Item 3       Defaults Upon Senior Securities..........................................           19

Item 4       Submission of Matters to a Vote of Security Holders......................           20

Item 5       Other Information........................................................           20

Item 6       Exhibits ................................................................           20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                  DECEMBER 31,          SEPTEMBER 30,
                                                                     2003                   2004
                                                                  -----------           ------------
                                                                                         (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents..............................         $       355           $      5,260
  Receivables:

     Trade...............................................              14,231                 17,918
     Other...............................................                 458                    527
     Recoverable income taxes............................                   8                      -
  Inventories............................................                 882                  1,102
  Deposits, primarily with insurers......................                 945                    943
  Prepaid expenses.......................................               1,037                  1,014
  Deferred income taxes..................................               2,322                  2,797
                                                                  -----------           ------------
            Total current assets.........................              20,238                 29,561
                                                                  -----------           ------------
Property and equipment:
  Land...................................................               1,548                  1,438
  Buildings and improvements.............................               8,209                  7,793
  Tractors...............................................              69,384                 68,015
  Trailers...............................................              39,977                 37,767
  Other equipment........................................               5,516                  4,225
                                                                  -----------           ------------
                                                                      124,634                119,238
   Less accumulated depreciation.........................              70,235                 67,534
                                                                  -----------           ------------
            Net property and equipment...................              54,399                 51,704
                                                                  -----------           ------------
Goodwill.................................................               1,745                  1,745
Other assets.............................................                 298                    277
                                                                  -----------           ------------
                                                                  $    76,680           $     83,287
                                                                  ===========           ============

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                 DECEMBER 31,   SEPTEMBER 30,
                                                                    2003            2004
                                                                 -----------    -------------
                                                                                 (unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt..................         $    10,582    $      10,525
  Accounts payable......................................               4,827            7,566
  Accrued loss reserves.................................               4,974            6,160
  Accrued compensation..................................               2,535            3,489
  Checks in excess of cash balances.....................                 672                -
  Other accrued expenses................................                 430              473
  Income taxes payable..................................                   -              186
                                                                 -----------    -------------
            Total current liabilities...................              24,020           28,399
Long-term debt, less current maturities.................              22,609           22,001
Deferred income taxes...................................               9,020           10,423
Line of credit..........................................                 426                -
                                                                 -----------    -------------
            Total liabilities...........................              56,075           60,823
                                                                 -----------    -------------
Stockholders' equity:
  Preferred stock.......................................                   -                -
  Common stock:
     Class A............................................                  40               40
     Class B............................................                  10               10
  Additional paid-in capital............................              11,393           11,393
  Retained earnings.....................................               9,576           11,430
  Reacquired shares, at cost............................               (414)            (409)
                                                                 -----------    -------------
            Total stockholders' equity Commitments......              20,605           22,464

                                                                 -----------    -------------
                                                                 $    76,680    $      83,287
                                                                 ===========    =============

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                    --------------------------    --------------------------
                                                        2003           2004           2003           2004
                                                    -----------    -----------    -----------    -----------
Operating revenue:
     Freight ....................................   $    42,325    $    48,469    $   124,056    $   138,338
     Other ......................................           136            189            532            599
                                                    -----------    -----------    -----------    -----------
           Operating revenue ....................        42,461         48,658        124,588        138,937
                                                    -----------    -----------    -----------    -----------
Operating expenses:
     Purchased transportation ...................        13,891         16,125         42,590         45,384
     Compensation and employee benefits .........        13,185         13,572         38,812         40,272
     Fuel, supplies, and maintenance ............         7,420          9,710         22,351         27,352
     Insurance and claims .......................         1,370          1,288          3,268          3,953
     Taxes and licenses .........................           893            906          2,573          2,778
     General and administrative .................         1,867          1,714          5,081          5,148
     Communications and utilities ...............           337            282          1,130            962
     Depreciation and amortization ..............         3,467          3,203         10,958          9,695
                                                    -----------    -----------    -----------    -----------
           Total operating expenses .............        42,430         46,800        126,763        135,544
                                                    -----------    -----------    -----------    -----------
         (Loss) earnings from operations ........            31          1,858         (2,175)         3,393
Financial (expense) income

     Interest expense ...........................          (443)          (378)        (1,389)        (1,141)
     Interest income ............................            21             16             25             26
     Other income ...............................             -              -              -            727
                                                    -----------    -----------    -----------    -----------
         (Loss) earnings before income taxes.....          (391)         1,496         (3,539)         3,005
Income tax (benefit) expense ....................           (86)           642         (1,218)         1,151
                                                    -----------    -----------    -----------    -----------
          Net (loss) earnings ...................   $      (305)   $       854    $    (2,321)   $     1,854
                                                    -----------    -----------    -----------    -----------
Basic (loss) earnings per share .................   $     (0.06)   $      0.18    $     (0.48)   $      0.38
                                                    ===========    ===========    ===========    ===========
Diluted (loss) earnings per share ...............   $     (0.06)   $      0.17    $     (0.48)   $      0.38
                                                    ===========    ===========    ===========    ===========

Basic weighted average shares outstanding .......     4,846,821      4,848,821      4,846,821      4,847,609
          Effect of dilutive stock options ......             -        120,068              -         92,883
                                                    -----------    -----------    -----------    -----------
Diluted weighted average shares outstanding .....     4,846,821      4,968,889      4,846,821      4,940,442
                                                    ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        --------------------
                                                                          2003        2004
                                                                        --------    --------
Cash flows from operating activities:
  Net (loss) earnings ...............................................   $ (2,321)   $  1,854
                                                                        --------    --------
  Adjustments to reconcile net (loss) earnings to cash
  provided by operating  activities:
    Depreciation and amortization ...................................     10,958       9,696
    Deferred income tax (benefit) expense ...........................     (1,244)        928
    Change in:
       Receivables ..................................................     (2,269)     (3,562)
       Inventories ..................................................       (161)       (220)
       Deposits, primarily with insurers ............................       (175)          2
       Prepaid expenses .............................................       (172)         23
       Accounts payable and other accrued liabilities ...............      3,294       4,922
                                                                        --------    --------
         Total adjustments ..........................................     10,231      11,789
                                                                        --------    --------
           Net cash provided by operating activities ................      7,910      13,643
                                                                        --------    --------
Cash flows from investing activities:
  Purchase of property and equipment ................................       (287)       (586)
  Proceeds from sale of property and equipment ......................      2,765       2,757
  Other .............................................................        251          21
                                                                        --------    --------
           Net cash provided by investing activities ................      2,729       2,192
                                                                        --------    --------
Cash flows from financing activities:
  Net payments on line of credit ....................................     (1,114)       (426)
  Principal payments on long-term debt ..............................     (9,685)     (9,837)
  Change in checks issued in excess of cash balances ................        224        (672)
  Treasury stock reissued ...........................................          -           5
                                                                        --------    --------
           Net cash used in financing activities ....................    (10,575)    (10,930)
                                                                        --------    --------
           Net increase in cash and cash equivalents ................         64       4,905
Cash and cash equivalents at beginning of period ....................        105         355
Cash and cash equivalents at end of period ..........................   $    169    $  5,260
                                                                        ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during period for:
     Interest .......................................................   $  1,353    $  1,175
     Income taxes ...................................................         23          28
                                                                        ========    ========

Supplemental schedules of noncash investing and
  financing activities:
   Notes payable issued for tractors and trailers ...................   $  3,705    $  9,172
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

      Certain 2003 balances have been reclassified to conform to 2004 presentation.

NOTE 2. LIQUIDITY

      Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through September 30, 2005. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected. Specifically, our liquidity may be adversely affected by one or more of the following factors: a decrease in freight demand or a loss in customer relationships or volume; the ability to attract and retain sufficient numbers of qualified drivers and owner-operators; elevated fuel prices and the ability to collect fuel surcharges; costs associated with insurance and claims; increased exposure with respect to accident claims as a result of a reduction of our excess insurance coverage limit; inability to maintain compliance with, or negotiate amendments to, loan covenants; and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations. We expect to fund our cash requirements primarily with cash generated from operations and revolving borrowings under our bank financing arrangement. At September 30, 2004, our borrowing availability under the financing arrangement was approximately $6.0 million.

NOTE 3. NET EARNINGS PER COMMON SHARE

      Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because we suffered a net loss for the quarter and nine months ended September 30, 2003, the effects of potential common shares were not included in the calculation for that period as their effects would be anti-dilutive. Stock options outstanding at September 30, 2003, and 2004, totaled 299,150 and 305,650, respectively.

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

      We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations for options granted under these plans with exercise price equal to the market value of the common stock on the date of the grant. An immaterial amount of compensation cost is reflected in the statement of operations for directors' options granted under these plans with exercise price less than the market value of the common stock on the date of the grant.

      The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. We used the Black-Scholes option pricing model to determine the fair value of stock options issued. There were no stock options granted during the third quarter of 2003 and 2004. The following assumptions were used in determining the fair value of options granted during the second quarter of 2004: weighted average risk-free interest rate, 3.23%; weighted average expected life, 3 years; weighted average expected volatility, 69%; and no expected dividends. There were no stock options granted during the second quarter of 2003. There were no stock options granted during the first quarter of 2004. The following assumptions were used in determining the fair value of options granted during the first quarter of 2003: weighted average risk-free interest rate, 2.54%; weighted average expected life, 5 years; weighted average expected volatility, 66%; and no expected dividends. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                              ----------------------      ------------------------
                                                                2003           2004        2003             2004
                                                              -------         ------      -------          -------
Net (loss) earnings, as reported                              $  (305)        $  854      $(2,321)         $ 1,854
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                      (4)            (4)         (13)             (11)
Pro forma net (loss) earnings                                 $  (309)        $  850      $(2,334)         $ 1,843
                                                              =======         ======      =======          =======

Basic (loss) earnings per share   - as reported               $ (0.06)        $ 0.18      $ (0.48)         $  0.38
                                  - pro forma                 $ (0.06)        $ 0.18      $ (0.48)         $  0.38

Diluted (loss) earnings per share - as reported               $ (0.06)        $ 0.17      $ (0.48)         $  0.38
                                  - pro forma                 $ (0.06)        $ 0.17      $ (0.48)         $  0.37

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

      During August 2004, we amended our financing arrangement with LaSalle Bank to allow for operating leases of equipment.

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

      The Company's fiscal year ends on December 31 of each year. Thus, this report discusses the third quarter and first nine months of our 2003 and 2004 fiscal years.

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

      During the third quarter of 2004, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) increased to $2,842 from $2,495 in the third quarter of 2003. We are encouraged by this improvement and by the fact that our operating revenue increased $6.2 million (14.6%), while weighted average tractors decreased 4% to 1,160 in the 2004 quarter from 1,208 in the 2003 quarter. This reduction was part of our planned disposition of unseated company-owned tractors. In addition, we contracted with fewer independent contractor providers of equipment.

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

      For the three months ended September 30, 2004, operating revenue increased 14.6% to $48.7 million from $42.5 million during the same quarter in 2003. Net earnings was $854,000, or $0.18 per basic share and $0.17 per diluted share, compared with net loss of $305,000, or ($0.06) per basic and diluted share, during the 2003 quarter.

      For the nine months ended September 30, 2004, operating revenue increased 11.5% to $138.9 million from $124.6 million during the same period in 2003. Net earnings was $1.9 million, or $0.38 per basic share and diluted share, compared with net loss of $2.3 million, or ($0.48) per basic and diluted share, during the first nine months of 2003. However, during the first quarter of 2004 we recorded $727,000 of income from life insurance resulting from the death of William G. Smith, our former President and Chief Executive Officer. This non operating income is tax exempt and added $0.15 to our earnings per share for the first nine months of 2004. This is a one time event which will not recur in the future. Without the life insurance proceeds, our net earnings would have been $1.1 million, or $0.23 per basic share and diluted share, during the 2004 period, compared with net loss of $2.3 million, or ($0.48) per basic and diluted share, during the 2003 period. Our net earnings and earnings per share as adjusted to exclude the life insurance proceeds are not in accordance with, or an alternative for, generally accepted accounting principles. We believe that the presentation of net earnings and the related per share amount excluding the one-time effect of these life insurance proceeds provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations.

RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of certain items to revenue for the three and nine months ended September 30, 2003 and 2004:

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                       ----------------------         ---------------------
                                                        2003            2004           2003           2004
                                                       ------          ------         ------         ------
Operating revenue................................      100.0%          100.0%         100.0%         100.0%
Operating expenses:
         Purchased transportation...............        32.7            33.1           34.2           32.7
         Compensation and employee benefits......       31.1            27.9           31.2           29.0
         Fuel, supplies, and maintenance.........       17.5            20.0           17.9           19.7
         Insurance and claims....................        3.2             2.6            2.6            2.8
         Taxes and licenses......................        2.1             1.9            2.1            2.0
         General and administrative..............        4.4             3.5            4.1            3.7
         Communication and utilities.............        0.8             0.6            0.9            0.7
         Depreciation and amortization...........        8.2             6.6            8.8            7.0
                                                       -----           -----          -----          -----
         Total operating expenses................       99.9            96.2          101.7           97.6
                                                       -----           -----          -----          -----
(Loss) earnings from operations..................        0.1             3.8           (1.7)           2.4
Interest expense, net............................       (1.0)           (0.8)          (1.1)          (0.8)
Life insurance proceeds..........................          -               -              -            0.5
                                                       -----           -----          -----          -----
(Loss) earnings before income taxes..............       (0.9)            3.1           (2.8)           2.2
Income tax (benefit) expense.....................       (0.2)            1.3           (1.0)           0.8
                                                       -----           -----          -----          -----
Net (loss) earnings..............................       (0.7)%           1.8%          (1.9)%          1.3%
                                                       =====           =====          =====          =====

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004, WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

      Operating revenue increased $6.2 million (14.6%), to $48.7 million in the 2004 quarter from $42.5 million in the 2003 quarter. The increase in operating revenue resulted from increased average operating revenue per tractor per week offset partially by a reduction in our weighted average tractors.

      Average operating revenue per tractor per week, one measure of asset productivity, increased significantly to $3,227 in the 2004 quarter from $2,704 in the 2003 quarter. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,842 in the 2004 quarter from $2,495 in the 2003 quarter, primarily due to increased production from our seated equipment and a lower number of unseated company tractors. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased nine cents to $1.48 in the 2004 quarter from $1.39 in the 2003 quarter, reflecting improved lane and customer selection, increased trucking demand, and improved general economic conditions. Fuel surcharge revenue increased $2.3 million to $3.6 million in the 2004 quarter from $1.3 million in the 2003 quarter. During the third quarter of 2004 and 2003, approximately $2.2 million and $942,000, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

      Our weighted average tractors decreased to 1,160 in the 2004 quarter from 1,208 in the 2003 quarter. This reflects our planned reduction in fleet size implemented during 2003 which reduced the number of unmanned company-owned tractors. In addition, we contracted with fewer independent contractor providers of equipment. The reduction in fleet size and yield enhancement efforts were consistent with our strategy of focusing on asset productivity. We believe a certain level of success has been achieved, as our weighted average number of tractors decreased 4.0% while operating revenue increased 14.6%.

      Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $2.2 million (16.1%), to $16.1 million in the 2004 quarter from $13.9 million in the 2003 quarter. As a percentage of revenue, purchased transportation increased to 33.1% in the 2004 quarter from 32.7% in the 2003 quarter. The changes reflect an increase in the amount of fuel surcharges paid to independent contractors partially offset by a decrease in the percentage of the fleet supplied by independent contractors and in the number of independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 33.4% in the 2004 quarter from 34.9% in the 2003 quarter. The decline in independent contractors slowed significantly after September, 2003 as freight demand and the general economy improved.

      Compensation and employee benefits increased $387,000 (2.9%), to $13.6 million in the 2004 quarter from $13.2 million in the 2003 quarter. As a percentage of revenue, compensation and employee benefits decreased to 27.9% in the 2004 quarter from 31.1% in the 2003 quarter, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a corresponding increase in wages. These factors were partially offset by an increase in the percentage of the fleet comprised of company-owned tractors and an increase in drivers' pay rate, which was raised approximately two cents per mile on August 1, 2004. The pay rate increase has improved our ability to compete for new drivers, and to retain current drivers, reducing our number of unfilled units. However, if we experience a shortage of drivers in the near future, the increase in driver pay would negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained. Finally, increases in health care costs continue to negatively impact our health insurance and worker's compensation expense.

      Fuel, supplies, and maintenance increased $2.3 million (30.9%), to $9.7 million in the 2004 quarter from $7.4 million in the 2003 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 20.0% of revenue in the 2004 quarter compared with 17.5% in the 2003 quarter. This reflects higher fuel prices and an increase in the percentage of the fleet comprised of company-owned tractors, partially offset by an increase in our rate per loaded mile which increases revenue without a corresponding increase in maintenance costs. Fuel prices increased approximately 27% to an average of $1.76 per gallon in the 2004 quarter from $1.39 per gallon in the 2003 quarter. The increase in fuel prices was partially offset by a $1.2 million increase in fuel surcharge revenue attributable to company-owned tractors which is included in operating revenue.

      Insurance and claims decreased $82,000 (6.0%), to $1.3 million in the 2004 quarter from $1.4 million the 2003 quarter. As a percentage of revenue, insurance and claims decreased to 2.6% of revenue in the 2004 quarter compared with 3.2% in the 2003 quarter, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a corresponding increase in insurance and claims. The insurance policies were renewed on July 1, 2004 resulting in no changes in our self-insured retention level or our excess insurance coverage limit.

      Taxes and licenses increased $13,000 (1.5%) to $906,000 in the 2004 quarter from $893,000 in the 2003 quarter. The decrease in the number of company-owned tractors subject to annual license and permit costs was offset by an increase in the need for over-dimensional and other permits. As a percentage of revenue, taxes and licenses decreased to 1.9% of revenue in the 2004 quarter compared with 2.1% of revenue in the 2003 quarter, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a corresponding increase in taxes and licenses.

      General and administrative expenses decreased $153,000 (8.2%), to $1.7 million in the 2004 quarter from $1.9 million in the 2003 quarter. As a percentage of revenue, general and administrative expenses decreased to 3.5% in the 2004 quarter from 4.4% in the 2003 quarter, reflecting lower legal and consulting fees and an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a corresponding increase in general and administrative expense.

      Communications and utilities decreased $55,000 (16.3%), to $282,000 in the 2004 quarter from $337,000 in the 2003 quarter, reflecting a decrease in our weighted average tractors. As a percentage of revenue, communications and utilities decreased to 0.6% of revenue in the 2004 quarter from 0.8% of revenue in the 2003 quarter, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a corresponding increase in communications and utilities expense.

      Depreciation and amortization decreased $264,000 (7.6%), to $3.2 million in the 2004 quarter from $3.5 million in the 2003 quarter. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2004 and 2003 quarter, depreciation and amortization included net gain from the sale of equipment of $5,000 and $76,000, respectively. As a percentage of revenue, depreciation and amortization decreased to 6.6% of revenue in the 2004 quarter compared with 8.2% in the 2003 quarter, reflecting increased average revenue per tractor and reduction of unseated tractors, which more efficiently spreads depreciation expense, and an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a corresponding increase in depreciation and amortization expense. Additionally, some of our older equipment still generates revenue but is no longer being depreciated. In the short-term, we expect that the presence of older equipment which is not being depreciated will more than offset increases in depreciation resulting from the addition of new equipment to our fleet. Over the long-term, as we continue to upgrade our equipment fleet, we expect depreciation or rent expense to increase.

      Interest expense, net, decreased $60,000 (14.2%), to $362,000 in the 2004 quarter from $422,000 in the 2003 quarter. This decrease was attributable to lower average debt outstanding. As a percentage of revenue, interest expense, net, decreased to 0.8% of revenue in the 2004 quarter compared with 1.0% in the 2003 quarter.

      As a result of the foregoing, our pre-tax margin increased to 3.1% in the 2004 quarter from (0.9%) in the 2003 quarter.

      Our income tax expense in the 2004 quarter was $642,000, or 42.9% of earnings before income taxes. Our income tax benefit in the 2003 quarter was $86,000, or 22.0% of loss before income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by us. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings or loss.

      As a result of the factors described above, net earnings was $854,000 in the 2004 quarter (1.8% of revenue), compared with net loss of $305,000 in the 2003 quarter (0.7% of revenue). In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 96.2% during the third quarter of 2004 as compared with 99.9% during the third quarter of 2003.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004, WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

      Operating revenue increased $14.3 million (11.5%), to $138.9 million in the first nine months of 2004 (the 2004 period) from $124.6 million in the first nine months of 2003 (the 2003 period). The increase in operating revenue resulted from increased average operating revenue per tractor per week offset partially by a reduction in our weighted average tractors.

      Average operating revenue per tractor per week, one measure of asset productivity, increased significantly to $3,034 in the 2004 period from $2,556 in the 2003 period. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,725 in the 2004 period from $2,345 in the 2003 period, primarily due to increased production from our seated equipment and a lower number of unseated company tractors. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased eight cents to $1.45 in the 2004 period from $1.37 in the 2003 period, reflecting improved lane and customer selection, increased trucking demand, and improved general economic conditions. Fuel surcharge revenue increased $3.6 million to $8.1 million in the 2004 period from $4.5 million in the 2003 period. During the first nine months of 2004 and 2003, approximately $5.1 million and $3.0 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

      Our weighted average tractors decreased to 1,174 in the 2004 period from 1,250 in the 2003 period. This reflects our planned reduction in fleet size implemented during 2003 which reduced the number of unmanned company-owned tractors. In addition, we contracted with fewer independent contractor providers of equipment. The reduction in fleet size and yield enhancement efforts were consistent with our strategy of focusing on asset productivity. We believe a certain level of success has been achieved, as our weighted average number of tractors decreased 6.1% while operating revenue increased 11.5%.

      Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $2.8 million (6.6%), to $45.4 million in the 2004 period from $42.6 million in the 2003 period. As a percentage of revenue, purchased transportation decreased to 32.7% in the 2004 period from 34.2% in the 2003 period. The changes reflect a decrease in the percentage of the fleet supplied by independent contractors and in the number of independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 34.0% in the 2004 period from 36.5% in the 2003 period. The decline in independent contractors slowed significantly after September, 2003 as freight demand and the general economy improved.

      Compensation and employee benefits increased $1.5 million (3.8%), to $40.3 million in the 2004 period from $38.8 million in the 2003 period. As a percentage of revenue, compensation and employee benefits decreased to 29.0% in the 2004 period from 31.2% in the 2003 period. This reflects an increase in our rate per loaded mile and fuel surcharge revenue which increases revenue without a corresponding increase in wages and a $448,000 decrease in wages paid to non-driver employees. These factors were partially offset by an increase in the percentage of the fleet comprised of company-owned tractors and an increase in drivers' pay rate, which was raised approximately two cents per mile on August 1, 2004. The pay rate increase has improved our ability to compete for new drivers, and to retain current drivers, reducing our number of unfilled units. However, if we experience a shortage of drivers in the near future, the increase in driver pay would negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained. Finally, increases in health care costs continue to negatively impact our health insurance and worker's compensation expense.

      Fuel, supplies, and maintenance increased $5.0 million (22.4%), to $27.4 million in the 2004 period from $22.4 million in the 2003 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 19.7% of revenue in the 2004 period compared with 17.9% in the 2003 period. This reflects higher fuel prices and an increase in the percentage of the fleet comprised of company-owned tractors, partially offset by an increase in our rate per loaded mile which increases revenue without a corresponding increase in maintenance costs. Fuel prices increased approximately 14% to an average of $1.63 per gallon in the 2004 period from $1.43 per gallon in the 2003 period. The increase in fuel prices was partially offset by a $2.1 million increase in fuel surcharge revenue attributable to company-owned tractors which is included in operating revenue.

      Insurance and claims increased $685,000 (21.0%), to $4.0 million in the 2004 period from $3.3 million in the 2003 period. As a percentage of revenue, insurance and claims increased to 2.8% of revenue in the 2004 period compared with 2.6% in the 2003 period. During the first period of 2003 we exercised an option to retroactively increase the deductible for our auto liability policy to $125,000 per incident beginning July 1, 2001 through June 30, 2002 which reduced our expense by $467,000. This did not recur in the first period of 2004. Generally higher insurance premiums and claims were offset by the elimination of premiums for excess insurance coverage which we discontinued in July 2003, due to our financial condition and the rising cost of insurance, leaving $2 million of primary coverage with a $250,000 self-insured retention. The lack of excess coverage and high self-insured retention increases our risk associated with frequency and severity of accidents and could increase our expenses or make them more volatile from period to period. Furthermore, if we experience claims that exceed the limits of our insurance coverage, or if we experience claims for which coverage is not provided, our financial condition and results of operations could suffer a materially adverse effect. The insurance policies were renewed on July 1, 2004 resulting in no changes in our self-insured retention level or our excess insurance coverage limit.

      Taxes and licenses increased $205,000 (8.0%) to $2.8 million in the 2004 period from $2.6 million in the 2003 period. The decrease in the number of company-owned tractors subject to annual license and permit costs was offset by an increase in the need for over-dimensional permits. As a percentage of revenue, taxes and licenses remained relatively constant at 2.0% of revenue in the 2004 period compared with 2.1% of revenue in the 2003 period.

      General and administrative expenses increased $67,000 (1.3%), compared to $5.1 million in the 2003 period, as lower legal and consulting fees were offset by higher advertising and training expenses. As a percentage of revenue, general and administrative expenses decreased to 3.7% of revenue in the 2004 period from 4.1% of revenue in the 2003 period, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a corresponding increase in general and administrative expense.

      Communications and utilities decreased $168,000 (14.2%), to $962,000 in the 2004 period from $1.1 million in the 2003 period, reflecting a decrease in our weighted average tractors. As a percentage of revenue, communications and utilities decreased to 0.7% of revenue in the 2004 period from 0.9% of revenue in the 2003 period, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a corresponding increase in communications and utilities expense.

      Depreciation and amortization decreased $1.3 million (11.5%), to $9.7 million in the 2004 period from $11.0 million in the 2003 period. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2004 and 2003 period, depreciation and amortization included net gains from the sale of equipment of $153,000 and $355,000, respectively. As a percentage of revenue, depreciation and amortization decreased to 7.0% of revenue in the 2004 period compared with 8.8% in the 2003 period, partly due to increased average revenue per tractor and reduction of unseated tractors, which more efficiently spreads depreciation expense. Additionally, some of our older equipment still generates revenue but is no longer being depreciated. In the short-term, we expect that the presence of older equipment which is not being depreciated will more than offset increases in depreciation resulting from the addition of new equipment to our fleet. Over the long-term, as we continue to upgrade our equipment fleet, we expect depreciation or rent expense to increase.

      Interest expense, net, decreased $249,000 (18.3%), to $1.1 million in the 2004 period from $1.4 million in the 2003 period. This decrease was attributable to lower average debt outstanding, partially offset by higher interest rates, especially during the first six months of 2004. As a percentage of revenue, interest expense, net, decreased to 0.8% of revenue in the 2004 period compared with 1.1% in the 2003 period.

      During the first quarter of 2004 we recorded $727,000 of income from life insurance resulting from the death of William G. Smith, our former President and Chief Executive Officer. This non operating income is tax exempt and added $0.15 to our earnings per share for the first nine months of 2004. This is a one time event which will not recur in the future.

      As a result of the foregoing, our pre-tax margin increased to 2.2% in the 2004 period from (2.8%) in the 2003 period.

      Our income tax expense in the 2004 period was $1.2 million, or 50.5% of earnings before life insurance proceeds and income taxes. Our income tax benefit in the 2003 period was $1.2 million, or 34.4% of loss before income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by us. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings or loss.

      As a result of the factors described above, net earnings was $1.9 million in the 2004 period (1.3% of revenue), compared with net loss of $2.3 million in the 2003 period (1.9% of revenue). Without the life insurance proceeds, our net earnings would have been $1.1 million (0.8% of revenue) in the 2004 period. In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 97.6% during the first nine months of 2004 as compared with 101.7% during the first nine months of 2003.

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

      Our primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with financial institutions and equipment manufacturers. Cash flow has improved dramatically as we have returned to profitability. As of the date of this report, we have adequate borrowing availability on our line of credit to finance any near-term needs for working capital. We purchased or leased 192 new tractors during the first nine months of 2004 and plan to lease 60 new tractors throughout the remainder of 2004, allowing for the replacement of older, high mileage tractors. In October 2004 we also purchased 20 late-model used tractors as the number of newly hired drivers exceeded the number of available tractors in our fleet. Our ability to fund cash requirements in future periods will depend on our ability to comply with covenants contained in financing arrangements and the availability of other financing options, as well as our financial condition and results of operations. Our financial condition and results of operations will depend on insurance and claims experience, general shipping demand by our customers, fuel prices, the availability of drivers and independent contractors, continued success in implementing our profit improvement plan, and other factors.

      During the third quarter and first nine months of 2004, our truck production increased dramatically compared to 2003. Going forward, we believe that shipping demand will remain high and that freight rates will increase as truckload capacity tightens. These factors and continued focus on the profit improvement plan should improve our financial performance. However, there is no assurance the improvements will occur as planned. Assuming the improvements do occur as planned, we believe there will be sufficient cash flow to meet our liquidity requirements at least through September 30, 2005. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

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

      Net cash provided by operating activities was $13.7 million for the nine months ended September 30, 2004, compared to $7.9 million for the nine months ended September 30, 2003, reflecting improved operating results and $727,000 of life insurance proceeds received in the first quarter 2004. Historically, our principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $3.6 million for the nine months ended September 30, 2004. The average age of our trade accounts receivable was approximately 34.0 days in the 2003 period and
33.1 days in the 2004 period.

      Net cash provided by investing activities was $2.2 million for the nine months ended September 30, 2004, compared to $2.7 million for the nine months ended September 30, 2003. Such amounts related primarily to proceeds from the sale of revenue equipment and other fixed assets, offset by down payments made for the purchase of new equipment.

      Net cash used in financing activities was $10.9 million for the nine months ended September 30, 2004, compared to $10.6 million for the nine months ended September 30, 2003. Such amounts consisted primarily of net payments of principal under our long-term debt agreements.

      We have a financing arrangement with LaSalle Bank, which expires on January 1, 2006, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle may terminate the arrangement prior to January 1, 2006, in the event of default, as discussed below, and may terminate at anytime during the month-to- month renewal periods. Since the beginning of 2004, the financing arrangement has been amended to allow for changes in management and voting control resulting from the death of William G. Smith, to provide for a remaining term of at least one year, to reduce the applicable interest rate, and to allow for the leasing of new tractors. The arrangement provides for a term loan, a revolving line of credit, a capital expenditure loan, and financing for letters of credit. The combination of all loans with LaSalle Bank cannot exceed the lesser of $20 million or a specified borrowing base.

      At September 30, 2004, the term loan had a principal balance of $5.7 million, payable in 39 remaining equal monthly principal installments of $147,000. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables. At September 30, 2004, we had no borrowings under the revolving line of credit. The capital expenditure loan allows for borrowings up to 80 percent of the purchase price of revenue equipment purchased with such advances, provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the arrangement. At September 30, 2004, the amount owed under capital expenditure notes was $788,000. At September 30, 2004, we had outstanding letters of credit totaling $7.7 million for self-insured amounts under our insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity. At September 30, 2004, our borrowing limit under the financing arrangement was $19.9 million, leaving approximately $5.7 million in remaining availability at such date.

      We are required to pay a facility fee on the LaSalle financing arrangement of .25% of the maximum loan limit ($20 million). Borrowings under the arrangement are secured by liens on revenue equipment, accounts receivable, and certain other assets. The interest rate on outstanding borrowings under the arrangement is equal to LaSalle's prime rate plus 25 basis points.

      The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. We were in compliance with these covenants at September 30, 2004 and we believe we will remain in compliance, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for September 30, 2004 and we expect to remain in compliance going forward. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

      CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      On August 6, 2004 we entered into a Master Lease Agreement with LaSalle National Leasing Corporation. This agreement provides for the lease of new tractors delivered between July 1, 2004 and December 31, 2004 up to a maximum original cost of $10 million. The lease is an operating lease and has a term of 48 months. The following tables set forth the contractual obligations and other commercial commitments as of September 30, 2004:

                      PAYMENTS (IN THOUSANDS) DUE BY PERIOD

                                                                  Less than                                 After
                                                    Total         One year       2-3 years    4-5 years    5 years
                                                   -------        ---------      ---------    ---------    -------
Contractual Obligations
Long-term debt                                     $32,526         $10,525        $14,163      $ 7,838        $ -
Operating leases                                     5,790           1,128          2,220        2,393         49
Total contractual cash obligations                 $38,316         $11,653        $16,383      $10,231        $49

The Company had no other commercial commitments at September 30, 2004.

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

      On July 16, 2004, the United States District Circuit Court of Appeals for the District of Columbia vacated the new hours of service rules in their entirety because the Federal Motor Carrier Safety Administration of the U.S. Department of Transportation did not address driver health issues in promulgating the rules. On September 30, 2004, federal legislation (Public Law 108-310) was enacted that keeps the new hours of service rules in place until September 30, 2005, or until the Federal Motor Carrier Safety Administration completes a new rulemaking as ordered by the federal court in July. Any changes in the current rules governing hours of service could impact the Company's operations.

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

Interest Rate Risk

      We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangement with LaSalle Bank carries a variable interest rate based on LaSalle's prime rate plus 25 basis points, provided there has been no default. In addition, approximately $18.0 million of our other debt carries variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at September 30, 2004, a one-point increase in the prime rate would increase interest expense by approximately $245,000. The remainder of our other debt carries fixed interest rates and exposes us to the risk that interest rates may fall. At September 30, 2004, approximately 75% of our debt carries a variable interest rate and the remainder is fixed.

ITEM 4. CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004. During our third fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act rules.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

EXHIBIT
 NUMBER                                            DESCRIPTION
3.1    *        Articles of Incorporation.

3.2    **       Amended and Restated Bylaws.

10.19  #        12th Amendment to Amended and Restated Loan and Security Agreement dated July 7, 2004, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as Borrower,
                and East West Motor Express, Inc., as Borrower.

10.20  #        13th Amendment to Amended and Restated Loan and Security Agreement dated August 23,
                2004, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
                Borrower, and East West Motor Express, Inc., as Borrower.

10.21  #        Master Lease Agreement dated August 6, 2004 between LaSalle National Leasing
                Corporation, as Lessor, and Smithway Motor Xpress Corp. and Smithway Motor Xpress,
                Inc., as Lessee.

10.22  #        Form of Stock Option Agreement for Outside Director Stock Plan.

10.23  #        Form of Stock Option Agreement for Incentive Stock Plan.

10.24  #        Form of Stock Option Agreement for New Employee Incentive Stock Plan.

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

                                      SMITHWAY MOTOR XPRESS CORP.

Date: November 12, 2004               By:   /s/ Douglas C. Sandvig
                                          --------------------------------------
                                          Douglas C. Sandvig
                                          Senior Vice President, Treasurer,
                                          and Chief Financial Officer, in his
                                          capacity as such and on behalf of the
                                          issuer

                                  Exhibit Index

Exhibit                                                                                            Method of
Number                                    Description                                               Filing
-------    --------------------------------------------------------------------------           ---------------
  3.1      Articles of Incorporation.                                                           Incorporated
                                                                                                by reference.

  3.2      Amended and Restated Bylaws.                                                         Incorporated
                                                                                                by reference.

 10.19     12th Amendment to Amended and Restated Loan and Security Agreement dated             Filed herewith.
           July 7, 2004, between LaSalle Bank National Association, Smithway Motor
           Xpress, Inc., as Borrower, and East West Motor Express, Inc., as
           Borrower.

 10.20     13th Amendment to Amended and Restated Loan and Security Agreement dated             Filed herewith.
           August 23, 2004, between LaSalle Bank National Association, Smithway
           Motor Xpress, Inc., as Borrower, and East West Motor Express, Inc., as
           Borrower.

 10.21     Master Lease Agreement dated August 6, 2004 between LaSalle National                 Filed herewith.
           Leasing Corporation, as Lessor, and Smithway Motor Xpress Corp. and
           Smithway Motor Xpress, Inc., as Lessee.

 10.22     Form of Stock Option Agreement for Outside Director Stock Plan.                      Filed herewith.

 10.23     Form of Stock Option Agreement for Incentive Stock Plan.                             Filed herewith.

 10.24     Form of Stock Option Agreement for New Employee Incentive Stock Plan.                Filed herewith.

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