Form 10-K
period 2004-12-31
SMITHWAY MOTOR XPRESS CORP
filed 2005-03-16
CIK 941914

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ______________ to ____________________


                       COMMISSION FILE NUMBER 000-20793


                          SMITHWAY MOTOR XPRESS CORP.
             (Exact name of registrant as specified in its charter)


               NEVADA                                         42-1433844
 --------------------------------                        -------------------
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)


            2031 QUAIL AVENUE
            FORT DODGE, IOWA                                   50501
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 515/576-7418


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     CLASS A COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]  NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $7,741,266 as of June 30, 2004 (based upon the $3.07 per share closing price on that date as reported by Nasdaq). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates, and has excluded stock options.

As of February 11, 2005, the registrant had 3,900,621 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2005 annual meeting of stockholders that will be filed no later than April 30, 2005.

                               TABLE OF CONTENTS


                                     PART I

Item 1       Business                                                           Page 3
Item 2       Properties                                                         Page 8
Item 3       Legal Proceedings                                                  Page 8
Item 4       Submission of Matters to a Vote of Security Holders                Page 8

                                    PART II

Item 5       Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                  Page 9
Item 6       Selected Financial Data                                            Page 10
Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                          Page 11
Item 7A      Quantitative and Qualitative Disclosures About Market Risk         Page 24
Item 8       Financial Statements and Supplementary Data                        Page 25
Item 9       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                           Page 25
Item 9A      Controls and Procedures                                            Page 25
Item 9B      Other Information                                                  Page 25
                                    PART III

Item 10      Directors and Executive Officers of the Registrant                 Page 26
Item 11      Executive Compensation                                             Page 26
Item 12      Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                         Page 26
Item 13      Certain Relationships and Related Party Transactions               Page 26
Item 14      Principal Accountant Fees and Services                             Page 26

                                    PART IV

Item 15      Exhibits and Financial Statement Schedules                         Page 27
             Signatures                                                         Page 30
             Exhibit Index                                                      Following Signatures

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

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Smithway Motor Xpress Corp. ("Smithway", "Company", "we", "us", or "our") is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily on the flatbed segment of the truckload market. We use our "Smithway Network" of 13 computer-connected field offices, commission agencies, and company-owned terminals to offer comprehensive truckload transportation services to shippers located predominantly between the Rocky Mountains in the West and the Appalachian Mountains in the East, and in eight Canadian provinces.

         We acquired the operations of nine trucking companies between June 1995 and March 2001. Through acquisitions and internal growth we expanded from $77 million in revenue in 1995 to $199 million in 2000. From 2001 to 2003, revenues declined and we continued to incur net losses. In the second quarter of 2003, we established and began to implement the first phase of a profit improvement plan designed to return us to profitability by achieving a more streamlined and efficient operation. As part of the plan, terminals were closed, unseated tractors were disposed, and personnel were reduced. These changes improved our operating ratio and tractor utilization (average revenue per tractor per week), aiding our return to revenue growth and profitability in 2004. We remain focused on the second phase of the plan, which includes upgrading our tractor fleet, and continuing to focus on revenue enhancements and cost controls.

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

         Our headquarters are located at 2031 Quail Avenue, Fort Dodge, Iowa 50501, and our website address is www.smxc.com. Information on our website is not incorporated by reference into this annual report. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all other reports we file with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website or through the Securities and Exchange Commission's website located at www.sec.gov.

OPERATIONS

         We integrate our sales and dispatch functions throughout our computer-connected "Smithway Network." The Smithway Network consists of our headquarters in Fort Dodge, Iowa and 13 terminals, field offices, and independent agencies. The headquarters and 11 terminals and field offices are managed by Smithway employees, while our agency terminal is managed by an independent commission agent. The customer sales representatives and agents at each location have front-line responsibility for booking freight in their regions. Fleet managers at the Fort Dodge, Iowa headquarters coordinate all load movements via computer link to optimize load selection and promote proper fleet balance among regions. Sales and dispatch functions for traffic are generally performed at terminals within the sales region.

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

CUSTOMERS AND MARKETING

         Our sales force includes seven sales representatives, personnel at 12 terminals and field offices, and one independent commission agent. National sales representatives focus on national customers, while sales personnel at terminals, field offices, and agencies are responsible for regional customer contact. Our sales force emphasizes rapid response time to customer requests for equipment, undamaged and on-time pickup and delivery, one of the nation's largest fleets of flatbed equipment, safe and professional drivers, logistics management, dedicated fleet capability, and our strategically located Smithway Network. We believe that few other carriers operating principally in the Midwest flatbed market offer similar size and service. Consequently, we seek primarily service-sensitive freight rather than competing for all freight on the basis of price.

         In 2004, our top 50, 25, 10, and 5 customers accounted for approximately 50%, 40%, 29%, and 21% of revenue, respectively. No single customer accounted for 10% or more of our revenue during 2004.

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

         We operate on-board communication units in all company-owned tractors and offer rental of these units as an option to our independent contractors. We believe on-board communication capability can reduce unnecessary stops and out-of-route miles because drivers are not forced to find a telephone to contact us or receive instructions. In addition, drivers can immediately report breakdowns or other emergency conditions. The system also enables us to advise customers of the location of freight in transit through its hourly position reports of each tractor's location.

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

         Beginning in 2001 and continuing through 2003, the combination of high fuel prices, increasing insurance costs, a slowing economy, and tightened credit standards placed extreme pressure on independent contractors. Many were forced to exit their business. At December 31, 2003, our number of independent contractors had decreased by approximately 25% from year-end 2001. The decline in the number of independent contractors slowed significantly near the end of 2003 as freight demand and the general economy improved; and during 2004, our number of independent contractors slowly increased.

         We have implemented several policies to promote driver and independent contractor recruiting and retention. These include increases in pay rates and non-monetary methods which include updating our tractor fleet, maintaining an open-door policy with easy access to senior executives, appointing an advisory board comprised of top drivers and independent contractors to consult with management, and assigning each driver and independent contractor to a particular driver manager to insure personal contact. In addition, we operate over relatively short-to-medium distances (658-mile average length of haul in 2004) to return drivers home as frequently as possible.

         We are not a party to a collective bargaining agreement and our employees are not represented by a union. At December 31, 2004, we had 757 company drivers, 241 non-driver employees, and 445 independent contractors. We believe that we have good relationships with our employees and independent contractors.

SAFETY AND INSURANCE

         Our active safety and loss prevention program has resulted in the Department of Transportation's highest safety and fitness rating (satisfactory) and numerous safety awards. Our safety and loss prevention program includes pre-screening, initial orientation, six weeks of on-the-road training for drivers without substantial experience, and safety bonuses.

         We currently maintain insurance covering losses in excess of a $250,000 self-insured retention for casualty insurance, which includes cargo loss, personal injury, property damage, and physical damage claims. We also have a $250,000 self-insured retention for workers' compensation claims in states where a self-insured retention is allowed. Our primary casualty and workers' compensation insurance policies have a limit of $2.0 million per occurrence. As of December 31, 2004, we did not have excess insurance coverage above the primary policy limit. We have experienced casualty claims in excess of $2.0 million in the past. Our past lack of excess coverage and our high self-insured retention have increased our risk associated with frequency and severity of accidents and has had the potential to increase our expenses or make them more volatile from period to period. Furthermore, claims that exceed the limits of insurance coverage, or for which coverage is not provided, may cause our financial condition and results of operations to suffer a materially adverse effect. For these reasons, we reinstated excess coverage on February 1, 2005 which covers losses above our primary policy limit of $2.0 million up to a per claim loss limit of $5.0 million. All policies are scheduled for renewal in July 2005.

REVENUE EQUIPMENT

         Our equipment strategy for company-owned tractors (as opposed to independent contractors' tractors) is to operate tractors for a period that balances capital expenditure requirements, disposition values, driver acceptability, repair and maintenance expense, and fuel efficiency. As a result of advances in the manufacturing of tractors and major components and the depressed value of used equipment, in 2000 we extended the average trade cycle mileage from 550,000 to 600,000 miles. Generally, mileage in excess of 500,000 miles exceeds warranty limits. We expect to phase-in a shortening of this trade cycle to approximately 500,000 miles from 2004 through 2006. We have seen an increase in maintenance expense in recent periods due to our extended trade cycle, however further increases in repair and maintenance expense are expected to be minimal as we begin to replace older equipment as part of the second phase of our profit improvement plan. There is much uncertainty surrounding the performance of tractors built after October 2002 with new engines that meet higher emissions standards mandated by the EPA. The cost of operating tractors containing the new, EPA-compliant engines is expected to be somewhat higher than the cost of operating tractors containing engines manufactured prior to October 2002, due primarily to lower anticipated fuel efficiency and higher anticipated maintenance expenses. In addition, increased costs associated with the manufacturing of the new, EPA-compliant engines, changes in the market for used tractors, and difficult market conditions faced by tractor manufacturers may result in increased equipment prices and increased operating expenses.

         We operate conventional (engine forward) tractors with standard engine and drivetrain components, and trailers with standard brakes and tires to minimize our inventory of spare parts. All equipment is subject to our regular maintenance program, and also is inspected and maintained each time it passes through one of our maintenance facilities. Our company-owned tractor fleet had an average age of 36 months at December 31, 2004, compared with 44 months at December 31, 2003. In 2003, we purchased a limited amount of new equipment because of capital constraints and reduced the size of our tractor fleet by disposing of unseated tractors in order to reduce the costs associated with financing unprofitable equipment. During 2004, we purchased or leased 272 new tractors. Of these units, 212 replaced older tractors which were disposed of or leased to independent contractors, and the remaining were growth units. In 2005, we plan to purchase approximately 200 replacement tractors and approximately 280 replacement trailers.

COMPETITION

         The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the flatbed or van market. We compete primarily with other regional, short-to-medium-haul carriers and private truck fleets used by shippers to transport their own products in proprietary equipment. Competition is based primarily upon service and price. We also compete to a limited extent with rail and rail-truck intermodal service, but attempt to limit this competition by seeking service-sensitive freight and focusing on short-to-medium lengths of haul. Although we believe the approximately 864 company drivers and independent contractors dedicated to our flatbed operation at December 31, 2004, rank our flatbed division among the ten largest such fleets in that industry segment, there are other trucking companies, including diversified carriers with large flatbed fleets, that possess substantially greater financial resources and operate more equipment than us.

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

         Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a materially adverse effect on our operations and profitability. Since the second quarter of 2002, fuel prices have continued to increase. It is uncertain whether fuel prices will continue to increase or will decrease, or the extent we can recoup a portion of these costs through fuel surcharges.

REGULATION

         The United States Department of Transportation, or DOT, and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. In 2003, the DOT adopted revised hours-of-service regulations for drivers that became effective on January 4, 2004. These revised regulations represent the most significant changes to the hours-of-service regulations in over 60 years. On July 16, 2004, the United States District Circuit Court of Appeals for the District of Columbia vacated the new hours of service rules in their entirety because the Federal Motor Carrier Safety Administration of the U.S. Department of Transportation did not address driver health issues in promulgating the rules. On September 30, 2004, federal legislation (Public Law 108-310) was enacted that keeps the new hours of service rules in place until September 30, 2005, or until the Federal Motor Carrier Safety Administration completes a new rulemaking as ordered by the federal court in July, 2004.

         There are several hours of service changes that have a positive or negative effect on driver hours (and miles). The new rules allow drivers to drive up to 11 hours instead of the 10 hours permitted under prior regulations, subject to the new 14-hour on-duty maximum described below. The rules require a driver's off-duty period to be 10 hours, compared to 8 hours under prior regulations. In general, drivers may not drive beyond 14 hours in a 24-hour period, compared to not being permitted to drive after 15 hours on-duty under the prior rules. During the new 14-hour consecutive on-duty period, the only way to extend the on-duty period is by the use of a sleeper berth period of at least two hours that is later coupled with a second sleeper berth break to equal 10 hours. Under the prior rules, during the 15-hour on-duty period, drivers were allowed to take multiple breaks of varying lengths of time, which could be either off-duty time or sleeper berth time, that did not count against the 15-hour period. There was no change to the rule that precludes drivers from driving after being on-duty for a maximum of 70 hours in 8 consecutive days. However, under the new rules, drivers can "restart" their 8-day clock by taking at least 34 consecutive hours off duty.

         We anticipated that the new regulations could have an overall negative impact on our average miles per tractor due to operational changes; prompting us to increase accessorial charges to customers for multiple stop shipments. Prior to the effectiveness of the new rules, we also initiated discussions with many of our customers regarding steps that they can take to assist us in managing our drivers' non-driving activities, such as loading, unloading, or waiting, and we plan to continue to actively communicate with our customers regarding these matters in the future. In situations where shippers are unable or unwilling to take these steps, we assess detention and other charges to offset losses in productivity resulting from the new hours-of-service regulations. Steps such as these are especially important in our flatbed operations, in which more of our freight is loaded on trailers while the driver and tractor wait, in contrast to dry van freight. To date, the steps described above have offset the negative operational effect of these new rules.

         Our operations also are subject to various federal, state, and local environmental laws and regulations, implemented principally by the EPA and similar state regulatory agencies, governing the management of hazardous wastes, the discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. We do not transport commodities that may be deemed hazardous substances. Our Fort Dodge, Iowa headquarters and Black Hawk, South Dakota and Des Moines, Iowa terminals have above-ground fuel storage tanks and fueling facilities. Our terminal in Cohasset, Minnesota has an underground fuel storage tank which is no longer in use. If we should be involved in a spill or other accident involving hazardous substances, if any such substances were found on our properties, or if we were found to be in violation of applicable laws and regulations, we could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect. We believe that our operations are in material compliance with current laws and regulations and we do not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on our capital expenditures, earnings, or competitive position. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil or criminal liability.

ITEM 2.  PROPERTIES

         Our headquarters consists of 38,340 square feet of office space and 51,000 square feet of equipment maintenance and wash facilities, located on 31 acres near Fort Dodge, Iowa. The Smithway Network consists of locations in or near the following cities with the facilities noted:

                                                    Driver
       Company Locations          Maintenance     Recruitment    Dispatch     Sales    Ownership
       -----------------          -----------     -----------    --------     -----    ---------
Birmingham, Alabama.................                   X            X           X        Leased
Black Hawk, South Dakota............   X               X            X           X        Owned
Chicago, Illinois...................                                X           X        Owned
Cohasset, Minnesota.................                                X           X        Owned
Des Moines, Iowa ...................   X                            X           X        Owned
Fort Dodge, Iowa....................   X               X            X           X        Owned
Joplin, Missouri....................                                X           X        Leased
McPherson, Kansas...................   X                            X           X        Owned
Oklahoma City, Oklahoma.............   X               X            X           X        Owned
Oshkosh, Wisconsin..................                                X           X        Leased
Phoenix, Arizona....................                                X           X        Leased
St. Paul, Minnesota.................                                X           X        Leased
        Agent Location
Toledo, Ohio .......................                                X           X        By Agent

---------------------------

         All leases are on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

         From time-to-time we are party to litigation and administrative proceedings arising in the ordinary course of business. These proceedings primarily involve claims for personal injury and property damage incurred in the transportation of freight. We are not aware of any claims or threatened claims that might have a materially adverse effect upon our results of operations or financial position or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         PRICE RANGE OF COMMON STOCK. Our Class A Common Stock is traded on the Nasdaq SmallCap Market under the symbol "SMXC." The following table sets forth, for the periods indicated, the high and low bid information per share of our Class A Common Stock as quoted through the Nasdaq SmallCap Market. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions.


          PERIOD                   HIGH                 LOW
---------------------------    --------------     ----------------
Fiscal Year 2004
       1st Quarter           $          4.22    $            1.64
       2nd Quarter           $          3.49    $            2.37
       3rd Quarter           $          4.18    $            3.05
       4th Quarter           $          7.79    $            3.63



          PERIOD                   HIGH                 LOW
---------------------------    --------------     ----------------
Fiscal Year 2003
       1st Quarter           $          1.65    $            0.73
       2nd Quarter           $          1.17    $            0.65
       3rd Quarter           $          1.62    $            0.79
       4th Quarter           $          1.95    $            1.05

         As of February 11, 2005, we had 294 stockholders of record of our Class A Common Stock. However, we believe that many additional holders of Class A Common Stock are unidentified because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

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

         ISSUER PURCHASES OF EQUITY SECURITIES.      None.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

                                                                     Years Ended December 31,

                                                      2000         2001         2002         2003         2004
                                                      ----         ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA:                            (In thousands, except per share and operating data)
Operating revenue...............................  $   198,990  $  190,826   $  169,468   $  165,329    $   189,001
Operating expenses:
  Purchased transportation......................       77,755       70,129       62,364       55,596        61,638
  Compensation and employee benefits............       51,718       54,394       51,834       51,506        54,468
  Fuel, supplies, and maintenance...............       30,995       32,894       27,722       29,857        38,427
  Insurance and claims..........................        3,426        5,325        7,324        4,393         5,636
  Taxes and licenses............................        3,943        3,817        3,444        3,444         3,653
  General and administrative....................        8,319        8,294        7,153        6,934         6,929
  Communications and utilities..................        2,052        2,123        1,783        1,463         1,274
  Depreciation and amortization.................       19,325       18,778       16,425       14,239        12,340
  Goodwill impairment...........................            -            -        3,300            -             -
                                                  -----------------------------------------------------------------
     Total operating expenses...................      197,533      195,754      181,349      167,432       184,365
                                                  -----------------------------------------------------------------
     Earnings (loss) from operations............        1,457       (4,928)     (11,881)      (2,103)        4,636
Interest expense (net)..........................       (4,029)      (3,004)      (1,915)      (1,755)       (1,509)
Other income....................................            -            -            -            -           727
                                                  -----------------------------------------------------------------
Loss (earnings) before income taxes.............       (2,572)      (7,932)     (13,796)      (3,858)        3,854
Income taxes (benefit)..........................         (581)      (2,721)      (5,118)      (1,270)        1,613
                                                  ------------------------------------------------------------------
Net (loss) earnings.............................       (1,991)      (5,211)      (8,678)      (2,588)        2,241
                                                  =================================================================
Basic (loss) earnings per common share..........  $     (0.40) $     (1.07) $     (1.79) $     (0.53)  $      0.46
                                                  ==================================================================
Diluted (loss) earnings per common share........  $     (0.40) $     (1.07) $     (1.79) $     (0.53)  $      0.45
                                                  ==================================================================
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital.................................  $     3,300  $       (55) $    (4,128) $    (3,782)  $     2,363
Net property and equipment......................       86,748       79,045       67,570       54,399        49,276
Total assets....................................      115,828      106,436       89,409       76,680        78,276
Long-term debt, including current maturities....       52,334       49,742       43,820       33,617        29,309
Total stockholders' equity......................    $  37,233    $  31,866    $  23,193  $    20,605   $    23,009

OPERATING DATA: (1)
Operating ratio (2).............................         99.3%       102.6%       107.0%       101.3%         97.5%
Average revenue per tractor per week(3).........    $   2,261    $   2,189    $   2,162    $   2,367     $   2,712
Average revenue per loaded mile(3)..............    $    1.32         1.34         1.37         1.37          1.46
Average length of haul in miles.................          712          697          664          659           658
Company tractors at end of period...............          887          939          773          750           794
Independent contractor tractors at end of period          614          575          521          430           445
Weighted average tractors during period.........        1,515        1,530        1,410        1,234         1,186
Trailers at end of period.......................        2,679        2,781        2,480        2,278         2,101
Weighted average shares outstanding:
  Basic.........................................        5,009        4,852        4,846        4,846         4,851
  Diluted.......................................        5,009        4,852        4,846        4,846         4,952

----------------------------
(1) Excludes brokerage activities except as to operating ratio.
(2) Operating expenses as a percentage of operating revenue.
(3) Net of fuel surcharges.

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

         Beginning in 2000 and continuing through most of 2003, truckload carriers operated in a very difficult business environment. A combination of high fuel prices, rising insurance premiums, tightened credit standards, a depressed used truck market, a declining number of independent contractors, and slowing freight demand associated with an economic downturn affected the profitability of many trucking companies, including Smithway. In addition to these general industry factors, the impact of the economic downturn on our customer base was particularly severe, resulting in a more pronounced weakening in our freight demand than that experienced by truckload carriers generally. During that period, several customers experienced economic difficulties, some of which declared bankruptcy. Beginning in the last half of 2003 and continuing today, our industry has begun to feel the positive effects of an increase in freight demand and general economic improvement.

         Between the years 2000 and 2003, our revenues decreased 16.9%, to $165 million in 2003 from $199 million in 2000, and, although our net loss of $2.6 million for the year ending December 2003 was an improvement over our net losses of $5.2 million and $8.7 million for the years 2001 and 2002, respectively, we had not operated profitably since 1999.

         In the second quarter of 2003, we began to implement a plan designed to return Smithway to profitability by achieving a more streamlined and efficient operation. The main goals of the first phase of the plan were to reduce fixed costs, eliminate less productive assets, and increase the productivity of remaining assets. As part of this plan, we have, among other things:

         o Consolidated operations by closing 7 terminals, including two with maintenance facilities;

         o Improved our ratio of tractors to non-driving personnel by reducing our headcount;

         o Reduced the size of our tractor and trailer fleets to better match the revenue base; and

         o Focused our equipment on the most profitable customers, lanes, and loads.

         The second phase of the plan, which we implemented in 2004, focuses on revenue enhancements, replacing our highest mileage tractors, and continuing our cost control efforts. The major components of this phase have included the following:

         o We engaged in a broad-based effort to raise our revenue per loaded mile, both generally and in respect of the new federally mandated hours-of-service requirements that affect our productivity if we are not adequately compensated for lost driving time.

         o We increased the size of our fleet by 5%, through recruiting additional independent contractors and pursuing opportunities to take over dedicated fleets currently operated by shippers for their own account.

         o We replaced 212 of our highest mileage tractors, and we believe the savings in maintenance costs as well as better driver retention resulting from this action will more than offset increased capital costs. We plan to replace a similar number of tractors in 2005.

         o    We have continued our cost control efforts.

         Our return to profitability in 2004 is a testament to the positive impact of both phases of the plan described above. During 2004, operating revenue increased by 14.3%, compared with 2003, despite a 3.9% reduction in weighted average tractors. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues), our main measure of asset productivity, improved 14.6%, to $2,712 in 2004 from $2,367 in 2003, as we increased miles per tractor, reduced non-revenue miles, and reduced the number of tractors without drivers. In addition, we reduced our fixed costs of terminals, equipment, and non-driving personnel, although these savings were partially offset by higher maintenance and fuel costs per mile. The net result was an improvement of 380 basis points in our operating ratio, to 97.5% in 2004 from 101.3% in 2003.

         Based on the success of the profit improvement plan, we were in compliance with all of the financial covenants under our financing arrangement at December 31, 2004, and have successfully negotiated for a reduction in interest rate and other modifications to our financing arrangements. Based upon our improving results, anticipated future cash flows, current availability under our financing arrangement with LaSalle Bank, and other sources of equipment financing, we do not expect to experience liquidity constraints in the foreseeable future.

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

         In 2004, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) increased to $2,712 from $2,367 in 2003. We are encouraged by this improvement and by the fact that our operating revenue increased $23.7 million (14.3%), to $189.0 million in 2003 from $165.3 million in 2003, while weighted average tractors decreased 3.9% to 1,186 in 2004 from 1,234 in 2003. This reflects reductions during 2003 which were part of our planned disposition of unseated company-owned tractors. Our ending fleet size grew by 59 units (5%) to 1,239 units at December 31, 2004 compared to 1,180 units at December 31, 2003.

         The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and the compensation of non-driver personnel. Effectively controlling our expenses has been a key component of our profit improvement plan.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain items to revenue for the periods indicated:

                                                          2002            2003             2004
                                                          ----            ----             ----
Operating revenue...................................     100.0%          100.0%           100.0%
Operating expenses:
         Purchased transportation...................      36.8            33.6             32.6
         Compensation and employee benefits.........      30.6            31.2             28.8
         Fuel, supplies, and maintenance............      16.4            18.1             20.3
         Insurance and claims.......................       4.3            2.7              3.0
         Taxes and licenses.........................       2.0            2.1              1.9
         General and administrative.................       4.2            4.2              3.7
         Communication and utilities................       1.1            0.9              0.7
         Depreciation and amortization..............       9.7            8.6              6.5
         Goodwill impairment........................       1.9             -                -
                                                     -------------------------------------------------
         Total operating expenses...................      107.0          101.3             97.5
                                                     -------------------------------------------------
Earnings (loss) from operations.....................      (7.0)          (1.3)             2.5
Interest expense, (net).............................      (1.1)          (1.1)            (0.8)
Other income........................................        -              -               0.4
                                                     -------------------------------------------------
(Loss) earnings before income taxes.................      (8.1)          (2.3)             2.0
Income tax (benefit) expense........................      (3.0)          (0.8)             0.9
                                                     -------------------------------------------------
Net loss (earnings).................................       (5.1)%         (1.6)%            1.2%
                                                     =================================================

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003.

         Operating revenue increased $23.7 million (14.3%) to $189.0 million in 2004 from $165.3 million in 2003. The increase in operating revenue resulted from increased average operating revenue per tractor per week and an increase in fuel surcharge revenue, offset partially by a reduction in our weighted average tractors. Operating revenue, excluding fuel surcharge revenue, increased $16.1 million (10.1%) to $175.6 million in 2004 from $159.5 million in 2003.

         Average operating revenue per tractor per week increased significantly to $3,065 in 2004 from $2,577 in 2003. Operating revenue includes revenue from operating our trucks as well as other, more volatile, revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,712 in 2004 from $2,367 in 2003, primarily due to increased production from our seated equipment and a lower number of unseated company tractors. For the year, revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased to $1.46 in 2004 from $1.37 in 2003. Fuel surcharge revenue increased $7.6 million to $13.4 million in 2004 from $5.8 million in 2003. During 2004 and 2003, approximately $8.4 million and $4.0 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

         Our weighted average tractors decreased to 1,186 in 2004 from 1,234 in 2003. This reflects our planned reduction in fleet size implemented during 2003 which reduced the number of unmanned company-owned tractors. In addition, we contracted with a declining number of independent contractor providers of equipment throughout 2003.

         Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $6.0 million (10.9%) to $61.6 million in 2004 from $55.6 million in 2003. As a percentage of revenue, purchased transportation decreased to 32.6% in 2004 from 33.6% in 2003. The changes reflect a decrease in the number of independent contractors throughout 2003 and in the percentage of the fleet supplied by independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 35.4% in 2004 from 36.8% in 2003. We believe the decline in independent contractors as a percentage of our total fleet is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which have diminished the pool of drivers interested in becoming or remaining independent contractors. The decline in the number of independent contractors slowed significantly near the end of 2003 as freight demand and the general economy improved; and during 2004, our number of independent contractors slowly increased.

         Compensation and employee benefits increased $3.0 million (5.8%) to $54.5 million in 2004 from $51.5 million in 2003. As a percentage of revenue, compensation and employee benefits decreased to 28.8% in 2004 from 31.2% in 2003, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in wages. These factors were partially offset by an increase in the percentage of the fleet comprised of company-owned tractors and an increase in drivers' pay rate, which was raised approximately two cents per mile on August 1, 2004. The pay rate increase has improved our ability to compete for new drivers, and to retain current drivers, reducing our number of unfilled units. However, if we experience a shortage of drivers in the near future, the increase in driver pay would negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained. Finally, increases in health care costs continue to negatively impact our health insurance and workers' compensation expense.

         Fuel, supplies, and maintenance increased $8.6 million (28.7%) to $38.4 million in 2004 from $29.9 million in 2003. As a percentage of revenue, fuel, supplies, and maintenance increased to 20.3% of revenue in 2004 compared with 18.1% in 2003. This reflects higher fuel prices and an increase in the percentage of the fleet comprised of company-owned tractors, partially offset by an increase in our rate per loaded mile which increases revenue without a corresponding increase in maintenance costs. Fuel prices increased approximately 18% to an average of $1.73 per gallon in 2004 from $1.47 per gallon in 2003. The $0.26 per gallon increase in fuel prices was partially offset by a $0.23 per gallon ($4.4 million) increase in fuel surcharge revenue attributable to company-owned tractors which is included in operating revenue, mitigating 89% of the increase in fuel prices.

         Insurance and claims increased $1.2 million (28.3%) to $5.6 million in 2004 from $4.4 million in 2003. As a percentage of revenue, insurance and claims increased to 3.0% of revenue in 2004 compared with 2.7% in 2003. During 2003, we exercised an option to retroactively increase the deductible for our auto liability policy to $125,000 per incident beginning July 1, 2001 through June 30, 2002 which reduced our 2003 expense by $467,000. This did not recur in 2004. Generally, higher insurance premiums and claims were partially offset by the elimination of premiums for excess insurance coverage which we discontinued in July 2003, due to our financial condition and the rising cost of insurance, leaving $2 million of primary coverage with a $250,000 self-insured retention. Our past lack of excess coverage and our high self-insured retention have increased our risk associated with frequency and severity of accidents and has had the potential to increase our expenses or make them more volatile from period to period. Furthermore, claims that exceed the limits of our insurance coverage, or for which coverage is not provided, may cause our financial condition and results of operations to suffer a materially adverse effect. For these reasons, in February 2005, we reinstated $3.0 million of excess insurance coverage for losses above our primary policy limit of $2.0 million. The cost of this excess insurance will increase our insurance premiums in the future but provides protection against unusually large claims.

         Taxes and licenses increased $209,000 (6.1%) to $3.7 million in 2004 from $3.4 million in 2003. As a percentage of revenue, taxes and licenses decreased to 1.9% of revenue in 2004 compared with 2.1% of revenue in 2003, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in taxes and licenses.

         General and administrative expenses remained constant at $6.9 million in 2004 and 2003. As a percentage of revenue, general and administrative expenses decreased to 3.7% of revenue in 2004 compared with 4.2% in 2003, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in general and administrative expenses.

         Communications and utilities decreased $189,000 (12.9%) to $1.3 million in 2004 from $1.5 million in 2003. As a percentage of revenue, communications and utilities decreased to 0.7% of revenue in 2004 compared with 0.9% of revenue in 2003, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in communications and utilities expenses.

         Depreciation and amortization decreased $1.9 million (13.3%) to $12.3 million in 2004 from $14.3 million in 2003. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In 2004 and 2003, depreciation and amortization included net gains from the sale of equipment of $470,000 and $439,000, respectively. As a percentage of revenue, depreciation and amortization decreased to 6.5% of revenue in 2004 compared with 8.6% in 2003, partly due to increased average revenue per tractor and reduction of unseated tractors, which more efficiently spreads depreciation expense. Additionally, some of our older equipment still generates revenue but is no longer being depreciated. In the short-term, we expect that the presence of older equipment which is not being depreciated will more than offset increases in depreciation resulting from the addition of new equipment to our fleet. Over the long-term, as we continue to upgrade our equipment fleet, we expect depreciation or equipment rent expense, a component of purchased transportation expense, to increase.

         Interest expense, net, decreased $246,000 (14.0%) to $1.5 million in 2004 from $1.8 million in 2003. This decrease was attributable to lower average debt outstanding, partially offset by higher interest rates. As a percentage of revenue, interest expense, net, decreased to 0.8% of revenue in 2004 compared with 1.1% in 2003.

         During 2004, we recorded $727,000 of income from life insurance resulting from the death of William G. Smith, our former President and Chief Executive Officer. This non-operating income is tax exempt and added $0.15 to our earnings per share for 2004. This is a one time event which will not recur in the future.

         As a result of the foregoing, our pre-tax margin increased to 2.5% in 2004 from (1.3%) in 2003.

         Our income tax expense in 2004 was $1.6 million, or 51.6% of earnings before life insurance proceeds and income taxes. Our income tax benefit in 2003 was $1.3 million, or 32.9% of loss before income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by us. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings or loss.

         As a result of the factors described above, net earnings were $2.2 million in 2004 (1.2% of revenue), compared with a net loss of $2.6 million in 2003 (1.6% of revenue). Without the life insurance proceeds, our net earnings would have been $1.5 million (0.8% of revenue) in the 2004 period. In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 97.5% during 2004 as compared with 101.3% during 2003.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002.

         Operating revenue decreased $4.1 million (2.4%) to $165.3 million in 2003 from $169.5 million in 2002. The decrease in operating revenue resulted from our planned reduction in fleet size to reduce the number of unmanned company-owned tractors as well as from our yield management efforts, in which we ceased hauling certain unprofitable freight. In addition, we contracted with fewer independent contractor providers of equipment. The reduction in fleet size and yield enhancement efforts were consistent with our strategy of focusing on asset productivity. These factors were offset by an increase in fuel surcharge revenue. We believe our asset productivity efforts were successful, as our weighted average number of tractors decreased 12.5% while operating revenue decreased only 2.4%. Operating revenue, excluding fuel surcharge revenue, decreased $6.8 million (4.1%) to $159.5 million in 2003 from $166.3 million in 2002.

         Average operating revenue per tractor per week increased significantly to $2,577 in 2003 from $2,311 in 2002. Operating revenue includes revenue from operating our trucks as well as other, more volatile, revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,367 in 2003 from $2,162 in 2002, primarily due to increased production from our seated equipment and a lower number of unseated company tractors. For the year, revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) remained relatively constant at $1.37 as rates were lower in the first half of the year and higher during the latter part of 2003. Fuel surcharge revenue increased $2.7 million to $5.8 million in 2003 from $3.1 million in 2002. During 2003 and 2002, approximately $4.0 million and $1.8 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

         Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $6.8 million (10.9%) to $55.6 million in 2003 from $62.4 million in 2002. As a percentage of revenue, purchased transportation decreased to 33.6% in 2003 from 36.8% in 2002. The changes reflect a decrease in the percentage of the fleet supplied by independent contractors and in the number of independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 36.8% in 2003 from 39.9% in 2002. We believe the decline in independent contractors as a percentage of our total fleet is attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which diminished the pool of drivers interested in becoming or remaining independent contractors. The decline in independent contractors has slowed significantly since September, 2003 as freight demand and the general economy have improved.

         Compensation and employee benefits decreased $328,000 (0.6%) to $51.5 million in 2003 from $51.8 million in 2002. As a percentage of revenue, compensation and employee benefits increased to 31.2% in 2003 from 30.6% in 2002. This reflects an increase in workers compensation claims, an increase in the percentage of the fleet comprised of company-owned tractors and additional wages paid to new drivers for sign-on bonuses implemented to enhance driver recruiting. Additionally, health claims and premiums increased in 2003 compared with 2002, and we expect this trend to continue in future periods. These factors were partially offset by a $2.4 million decrease in wages paid to non-driver employees. Additionally, in 2002, we recorded a $650,000 increase in reserves for workers' compensation losses, including losses which have been incurred but not yet reported to us.

         Fuel, supplies, and maintenance increased $2.1 million (7.7%) to $29.9 million in 2003 from $27.7 million in 2002. As a percentage of revenue, fuel, supplies, and maintenance increased to 18.1% of revenue in 2003 compared with 16.4% in 2002. This reflects an increase in the percentage of the fleet comprised of company-owned tractors, higher fuel prices, and a slight increase in maintenance costs. Fuel prices increased approximately 18% to an average of $1.47 per gallon in 2003 from $1.25 per gallon in 2002. The $0.22 per gallon increase in fuel prices was partially offset by a $0.15 per gallon ($2.2 million) increase in fuel surcharge revenue attributable to company-owned tractors which is included in operating revenue, mitigating 70% of the increase in fuel prices.

         Insurance and claims decreased $2.9 million (40.0%) to $4.4 million in 2003 from $7.3 million in 2002. As a percentage of revenue, insurance and claims decreased to 2.7% of revenue in 2003 compared with 4.3% in 2002, reflecting lower auto liability insurance and claims. In 2002, insurance and claims also included a $1.2 million increase in reserves for auto liability losses. The increase in liability reserves related primarily to a change in estimating the ultimate costs of claims that occurred in prior years and did not recur in 2003. In July 2003, due to our financial condition and the rising cost of insurance, we discontinued our excess insurance coverage, leaving $2 million of primary coverage with a $250,000 self-insured retention, allowing for a substantial reduction in premiums. We have had a $250,000 self-insured retention since July 1, 2002. In January 2003, we exercised an option to retroactively increase the deductible for our auto liability policy to $125,000 per incident beginning July 1, 2001 through June 30, 2002 which reduced our 2003 expense by $467,000. No changes were made to the other policies during that period. Prior to that time the retention was $50,000. Our past lack of excess coverage and our high self-insured retention have increased our risk associated with frequency and severity of accidents and has had the potential to increase our expenses or make them more volatile from period to period. Furthermore, claims that exceed the limits of our insurance coverage, or for which coverage is not provided, may cause our financial condition and results of operations to suffer a materially adverse effect.

         Taxes and licenses remained constant at $3.4 million in 2003 and 2002. The decrease in the number of company-owned tractors subject to annual license and permit costs was offset by an increase in the need for over-dimensional permits. As a percentage of revenue, taxes and licenses remained relatively constant at 2.1% of revenue in 2003 compared with 2.0% of revenue in 2002.

         General and administrative expenses decreased $219,000 (3.1%) to $6.9 million in 2003 from $7.2 million in 2002. As a percentage of revenue, general and administrative expenses remained constant at 4.2% of revenue in both years.

         Communications and utilities decreased $320,000 (17.9%) to $1.5 million in 2003 from $1.8 million in 2002. As a percentage of revenue, communications and utilities remained relatively constant at 0.9% of revenue in 2003 compared with 1.1% of revenue in 2002.

         Depreciation and amortization decreased $2.2 million (13.3%) to $14.2 million in 2003 from $16.4 million in 2002. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In 2003 and 2002, depreciation and amortization included net gains from the sale of equipment of $439,000 and $792,000, respectively. As a percentage of revenue, depreciation and amortization decreased to 8.6% of revenue in 2003 compared with 9.7% in 2002. The decreases as a percentage of revenue were attributable to a smaller fleet of company-owned equipment. Also, some of our older equipment still generates revenue but is no longer being depreciated. In the short-term, we expect that the presence of older equipment which is not being depreciated will more than offset increases in depreciation resulting from the addition of new equipment to our fleet. Over the long-term, as we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

         In 2002, we recorded $3.3 million for goodwill impairment. There was no impairment of goodwill in 2003 or 2004.

         Interest expense, net, decreased $160,000 (8.4%) to $1.8 million in 2003 from $1.9 million in 2002. This decrease was attributable to lower average debt outstanding, partially offset by higher interest rates. As a percentage of revenue, interest expense, net, remained constant at 1.1% of revenue in both 2002 and 2003.

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

         At December 31, 2003, we had negative working capital of $3.8 million. Profits in 2004 turned our working capital to a positive $2.4 million at December 31, 2004. Working capital, defined as current assets minus current liabilities is not always fully representative of our liquidity position because cash and trade receivables account for a large portion of our current assets. Our trade accounts receivable are generally collected within 33 days. Alternatively, current maturities of long term debt, a large portion of our current liabilities, are paid over one year. For this reason, a negative working capital position does not always represent liquidity problems for our company.

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

         Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through 2005. We will require additional sources of financing over the long-term to upgrade our tractor and trailer fleets. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our short- and long-term liquidity may be adversely affected by one or more of the following factors: costs associated with insurance and claims; weak freight demand or a loss in customer relationships or volume; the impact of new hours-of-service regulations on asset productivity; the ability to attract and retain sufficient numbers of qualified drivers and independent contractors; elevated fuel prices and the ability to collect fuel surcharges; inability to maintain compliance with, or negotiate amendments to, loan covenants; the ability to finance the tractors and trailers delivered and scheduled for delivery; and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations. Based upon our improving results, anticipated future cash flows, current availability under the financing arrangement with LaSalle Bank, and sources of equipment financing that are available, we do not expect to experience significant liquidity constraints in the foreseeable future. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

         Net cash provided by operating activities was $9.3 million, $11.7 million, and $16.8 million for the years ended December 31, 2002, 2003, and 2004, respectively. Historically, our principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables decreased (increased) $2.4 million, ($572,000), and ($2.0) million for the years ended December 31, 2002, 2003, and 2004, respectively. The average age of our trade accounts receivable was approximately 34 days for 2002, 34 days for 2003, and 33 days for 2004.

         Net cash provided by investing activities was $3.3 million, $2.9 million, and $2.0 million for the years ended December 31, 2002, 2003, and 2004, respectively. Such amounts related primarily to sales of revenue equipment and terminal facilities.

         Net cash used in financing activities of $13.2 million, $14.4 million, and $14.1 million for the years ended December 31, 2002, 2003, and 2004, respectively, consisted primarily of net payments of principal under our long-term debt agreements.

         We have a financing arrangement with LaSalle Bank, which expires on January 1, 2010, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle may terminate the arrangement prior to January 1, 2010, in the event of default, and may terminate at the end of any renewal term.

         The agreement provides for a term loan, a revolving line of credit, and a capital expenditure loan. The term loan has a balance of $5,113 and is payable in 36 equal monthly installments of $142 in principal. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables. At December 31, 2004, total borrowings under the revolving line were $0. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances provided borrowings under the capital expenditure loan are limited to $2,000 annually and $4,000 over the term of the agreement. The capital expenditure loan has a balance of $733 and is payable in equal monthly installments of $18 in principal. The combination of all loans with LaSalle Bank cannot exceed the lower of $20,000 or a specified borrowing base.

         The financing arrangement also includes financing for letters of credit. At December 31, 2004, we had outstanding letters of credit totaling $7,709 for self-insured amounts under our insurance programs. We are required to pay an annual fee of 1.25% of the outstanding letters of credit. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement discussed above. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity.

         At December 31, 2004, our borrowing limit under the financing arrangement was $18,337, leaving $4,782 in remaining availability at such date. We are required to pay a facility fee on the LaSalle financing arrangement of

..25% of the maximum loan limit ($20 million). Borrowings under the arrangement are secured by liens on revenue equipment, accounts receivable, and certain other assets. The interest rate on outstanding borrowings under the arrangement is equal to a spread on LaSalle's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to EBITDA, as defined under the agreement.

         The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. We were in compliance with these requirements at December 31, 2004. We believe we will maintain compliance with all covenants throughout 2005, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for December 31, 2004 and we expect to remain in compliance for the foreseeable future. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables set forth the contractual obligations and other commercial commitments as of December 31, 2004:


                                                              PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                                                 ----------------------------------------------------------------
                                                               LESS THAN        1-3          3-5        MORE THAN
                                                  TOTAL         1 YEAR         YEARS        YEARS         5 YEARS
                                                 --------     ----------       -----        -----      ----------
CONTRACTUAL OBLIGATIONS
                                                                                                       $
Long-term debt...............................     $29,309         $9,301      $14,366        $5,642              -
Operating leases.............................        7,693         2,002         3,973        1,679             39
                                                 ---------     ---------    ----------      -------    -----------
     Total ..................................     $37,002        $11,303      $18,339        $7,321    $        39
                                                  =======        =======      =======        ======    ===========

         Approximately 74% of our long-term debt carries a variable interest rate making reliable estimates of future interest payments difficult. Using our weighted average interest rate of 4.88% as of December 31, 2004, the following approximately represents our expected obligations for future interest payments:


                                                              PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                                                 ----------------------------------------------------------------
                                                               LESS THAN        1-3          3-5        MORE THAN
                                                  TOTAL         1 YEAR         YEARS        YEARS         5 YEARS
                                                 --------     ----------       -----        -----      ----------
     Total interest payments.................     $ 2,719        $ 1,203      $ 1,242        $  274    $        -
                                                   ======        =======      =======         =====    ==========

         We had no outstanding orders for new equipment on December 31, 2004. In January 2005 we placed orders with equipment manufactures for 200 new tractors and 280 new trailers to be delivered throughout 2005. The orders for trailers can be cancelled at any time without penalty prior to taking delivery. The orders for tractors can be cancelled without penalty at any time up to 60 days prior to production of the tractor. If the termination occurs less than 60 days, but more than 45 days prior to production, we retain the right to cancel subject to a minimal per truck penalty of $500. Orders generally cannot be cancelled within 45 days prior to production.

         We had no other commercial commitments at December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

         Our liquidity is not materially affected by off-balance sheet transactions. During the last six months of 2004 we leased 117 new tractors under operating leases. These new leases will increase equipment rent expense, a component of purchased transportation expense, in future periods. Our obligations under non-cancelable operating lease agreements are as follows:
2005, $2.0 million; 2006, $2.0 million; 2007, $2.0 million; 2008, $1.6 million;
2009, $39,000, thereafter $39,000. These obligations exclude potential Terminal Remainder Adjustment Clause (TRAC) payments or refunds on 117 tractors amounting to 40% of the original purchase price due at the end of the original 48 month term of the lease. After 48 months, we expect the residual value of the tractors to be greater than 40% of the original cost, allowing us to return the tractors without penalty.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, "Inventory Costs." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that these items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred for fiscal periods beginning after July 15, 2005 and are to be applied prospectively. The adoption of SFAS 151 is not expected to have any effect on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions." This Statement amends SFAS 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS 152 is not expected to have any effect on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." This statement amends the guidance in Accounting Principles Board (APB) Opinion No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and are to be applied prospectively. The adoption of SFAS 153 is not expected to have a material effect on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment." This statement (SFAS 123R) is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. For public companies that file as small business issuers, SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While we cannot precisely determine the impact on net earnings as a result of the adoption of SFAS 123R, estimated compensation expense related to current and prior periods can be found in Note 1 in the Notes to Consolidated Financial Statements included in this Form 10-K. The ultimate amount of increased compensation expense will be dependent on whether we adopt SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

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

         GENERAL ECONOMIC AND BUSINESS FACTORS. Our business is dependent upon a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. These factors include excess capacity in the trucking industry, significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, and insurance and claims costs, to the extent not offset by increases in freight rates or fuel surcharges. Our results of operations also are affected by recessionary economic cycles and downturns in customers' business cycles, particularly in market segments and industries in which we have a concentration of customers. In addition, our results of operations are affected by seasonal factors. Customers tend to reduce shipments during the winter months. Fuel prices have continued to rise throughout 2003 and 2004. Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a materially adverse effect on our operating results.

         CAPITAL REQUIREMENTS. The trucking industry is very capital intensive. Historically, we have depended on cash from operations, equipment financing, and debt financing for funds to update our revenue equipment fleet. Beginning in 2004, we began to upgrade our tractor fleet. Going forward we will need to continue to upgrade our tractor and trailer fleets. We expect to pay for the projected capital expenditures and/or operating leases with cash flows from operations and borrowings from equipment manufacturers or under the financing arrangement with LaSalle Bank. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to enter into less favorable financing arrangements or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

         REVENUE EQUIPMENT. Going forward, as we continue to upgrade our equipment fleet, we expect depreciation and/or equipment rent expense, a component of purchased transportation expense, to increase. If revenue production were to decrease, the increased depreciation and/or rent could have a materially adverse effect on operating results.

         RECRUITMENT, RETENTION, AND COMPENSATION OF QUALIFIED DRIVERS AND INDEPENDENT CONTRACTORS. Competition for drivers and independent contractors is intense in the trucking industry. There is, and historically has been, an industry-wide shortage of qualified drivers and independent contractors. We have successfully reduced the number of company-owned tractors without drivers during 2003 and 2004 by improving recruiting and retention of drivers and by disposing of unseated equipment. In addition, independent contractors have decreased industry-wide for a variety of economic reasons. Failure to recruit additional drivers and independent contractors could force us to increase compensation or limit fleet size, either of which could have a materially adverse effect on operating results.

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

         INSURANCE. Our limited amount of excess coverage and high self-insured retention increases our risk associated with the frequency and severity of accidents and could increase our expenses or make them more volatile from period to period. Furthermore, if we experience claims that exceed the limits of our insurance coverage, or if we experience claims for which coverage is not provided, our financial condition and results of operations could suffer a materially adverse effect. In February 2005, we reinstated excess insurance coverage for losses above our primary policy limit of $2 million up to $5 million. The cost of this excess insurance will increase our insurance premiums in the future but provides protection against unusually large claims.

         REGULATION. The trucking industry is subject to various governmental regulations. Effective January 1, 2004, the DOT established new hours of service rules which effectively reduced the hours-in-service during which a driver may operate a tractor by redefining periods of service. The EPA has promulgated air emission standards that have increased the cost of tractor engines and reduce fuel mileage. Although we are unable to predict the nature of any new regulations or changes in existing regulations, the cost of any changes, if implemented, may adversely affect our profitability.

         ACQUISITIONS. We have made no acquisitions of companies during the past three years. Acquisitions involve numerous risks, including: difficulties in assimilating the acquired company's operations; the diversion of management's attention from other business concerns; the risks of entering into markets in which management has no or only limited direct experience; and the potential loss of customers, key employees and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we make any acquisitions in the future, there can be no assurance that we will be able to successfully integrate the acquired companies or assets into our business.

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

Interest Rate Risk

         We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangement with LaSalle Bank provides for a variable interest rate based on LaSalle's prime rate plus 250 basis points, provided there has been no default. In addition, approximately $21.7 million of our other debt carries variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at December 31, 2004, a one-point increase in the prime rate would increase annual interest expense by approximately $217,000. The remainder of our other debt carries fixed interest rates. At December 31, 2004, approximately 74% of our debt carried a variable interest rate and the remainder was fixed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our audited financial statements, including our consolidated balance sheets and consolidated statements of operations, cash flows, stockholders' equity, and notes related thereto, are included at pages 32 to 47 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004. During our fourth fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosures.

         We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information respecting executive officers and directors set forth under the captions "Election of Directors; Information Concerning Directors and Executive Officers," "Corporate Governance; The Board of Directors and Its Committees; Committees of the Board of Directors," "Corporate Governance;
Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance; Code of Ethics" in our Proxy Statement for the 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement") is incorporated herein by reference; provided, that the "Audit Committee Report for 2004" contained in the Proxy Statement is not incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information respecting executive officer and director compensation set forth under the captions "Executive Compensation" and "Corporate Governance; The Board of Directors and Its Committees; Board of Directors" in the Proxy Statement is incorporated herein by reference; provided, that the "Compensation Committee Report on Executive Compensation" contained in the Proxy Statement is not incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information respecting security ownership of certain beneficial owners and management set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference. The information respecting securities authorized for issuance under equity compensation plans set forth under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" in the Proxy Statement is incorporated herein by reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)      1.   FINANCIAL STATEMENTS.

         Our audited financial statements are set forth at the following pages of this report:


Independent Auditors' Report.......................................................... Page 31
Consolidated Balance Sheets........................................................... Page 32
Consolidated Statements of Operations................................................. Page 34
Consolidated Statements of  Stockholders' Equity...................................... Page 35
Consolidated Statements of Cash Flows................................................. Page 36
Notes to Consolidated Financial Statements............................................ Page 37

         2.   FINANCIAL STATEMENT SCHEDULES.

         Financial statement schedules are not required because all required information is included in the financial statements or is immaterial.

(B)     EXHIBITS



     EXHIBIT NUMBER                              EXHIBIT
     --------------                              -------

          3.1                  Articles of Incorporation (1)
          3.2                  Amended and Restated Bylaws (as in effect on March 5, 2004) (2)
          10.1                 Outside Director Stock Plan dated March 1, 1995 (1) +
          10.2                 Incentive Stock Plan adopted March 1, 1995 (1) +
          10.3                 401(k) Plan adopted August 14, 1992, as amended (1) +
          10.4                 Form of Agency Agreement between Smithway Motor Xpress, Inc. and its independent commission agents (1)
          10.5                 Memorandum of officer incentive compensation policy (1) +
          10.6                 Form of Independent Contractor Agreement between Smithway Motor Xpress, Inc. and its independent contractor providers of tractors (1)
          10.7                 1997 Profit Incentive Plan, adopted May 8, 1997 (3) +
          10.8                 Amendment No. 2 to Smithway Motor Xpress Corp. Incentive Stock Plan, adopted May 7,
                               1999 (4) +
          10.9                 Form of Outside Director Stock Option Agreement dated July 27, 2000, between
                               Smithway Motor Xpress Corp. and each of its non-employee directors (5) +
         10.10                 New Employee Incentive Stock Plan, adopted August 6, 2001 (6) +
         10.11                 Amended and Restated Loan and Security Agreement dated December 28, 2001, between
                               LaSalle Bank National Association, Smithway Motor Xpress, Inc., as Borrower, and
                               East West Motor Xpress, Inc., as Borrower (6)
         10.12                 Third Amendment to Amended and Restated Loan and Security Agreement dated March 5,
                               2003, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
                               Borrower, and East West Motor Express, Inc. as Borrower (7)
         10.13                 Fourth Amendment to Amended and Restated Loan and Security Agreement dated March 28,
                               2003, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
                               Borrower, and East West Motor Express, Inc. as Borrower (7)



         10.14                 Fifth Amendment to Amended and Restated Loan and Security Agreement dated April 15,
                               2003, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
                               Borrower, and East West Motor Express, Inc. as Borrower (8)
         10.15                 Sixth Amendment to Amended and Restated Loan and Security Agreement dated July 31,
                               2003, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
                               Borrower, and East West Motor Express, Inc. as Borrower (9)
         10.16                 Seventh Amendment to Amended and Restated Loan and Security Agreement dated November
                               10, 2003, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
                               Borrower, and East West Motor Express, Inc. as Borrower (2)
         10.17                 10th Amendment to Amended and Restated Loan and Security Agreement dated March 26,
                               2004, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
                               Borrower, and East West Motor Express, Inc., as Borrower (due to an error in sequential numbering, amendments 8 and 9 do not exist) (10)
         10.18                 11th Amendment to Amended and Restated Loan and Security Agreement dated April 23,
                               2004, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
                               Borrower, and East West Motor Express, Inc., as Borrower (10)
         10.19                 12th Amendment to Amended and Restated Loan and Security Agreement dated July 7,
                               2004, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
                               Borrower, and East West Motor Express, Inc., as Borrower (11)
         10.20                 13th Amendment to Amended and Restated Loan and Security Agreement dated August 23,
                               2004, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
                               Borrower, and East West Motor Express, Inc., as Borrower (11)
         10.21                 14th Amendment to Amended and Restated Loan and Security Agreement dated August 23,
                               2004, between LaSalle Bank National Association, Smithway Motor Xpress, Inc., as
                               Borrower, and East West Motor Express, Inc., as Borrower (12)
         10.22                 Master Lease Agreement dated August 6, 2004 between LaSalle National Leasing
                               Corporation, as Lessor, and Smithway Motor Xpress Corp. and Smithway Motor Xpress,
                               Inc., as Lessee (11)
         10.23                 Form of Stock Option Agreement for Outside Director Stock Plan (11) +
         10.24                 Form of Stock Option Agreement for Incentive Stock Plan (11) +
         10.25                 Form of Stock Option Agreement for New Employee Incentive Stock Plan (11) +
         10.26                 Description of 2005 Bonus Program (13) +
           14                  Code of Ethics (2)
           21                  List of Subsidiaries (14)
           23                  Consent of KPMG LLP, independent registered public accounting firm*
           24                  Powers of Attorney*
          31.1                 Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to
                               Section 302 of the Sarbanes-Oxley Act of 2002, by G. Larry Owens, the Company's
                               principal executive officer*
          31.2                 Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to
                               Section 302 of the Sarbanes-Oxley Act of 2002, by Douglas C. Sandvig, the Company's
                               principal financial officer*
          32.1                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by G. Larry Owens, the Company's principal executive officer*
          32.2                 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Douglas C. Sandvig, the Company's principal financial officer*


                                      28


+        Management compensatory plans and arrangements.
*        Filed herewith.
(1)      Incorporated  by  reference to the same  numbered  exhibit to our  Registration  Statement  on Form S-1,  Registration  No.
         33-90356, effective June 27, 1996.
(2)      Incorporated  by  reference  to the same  numbered  exhibit  to our Annual  report on Form 10-K for the  fiscal  year ended
         December 31, 2003. Commission File No. 000-20793, dated March 30, 2004.
(3)      Incorporated  by reference to the same  numbered  exhibit to our  Quarterly  Report on Form 10-Q for the period ended March
         31, 2000. Commission File No. 000-20793, dated May 5, 2000.
(4)      Incorporated by reference to the same numbered  exhibit to our Quarterly  Report on Form 10-Q for the period ended June 30,
         1999. Commission File No. 000-20793, dated August 13, 1999.
(5)      Incorporated  by  reference  to the same  numbered  exhibit  to our  Quarterly  Report  on Form 10-Q for the  period  ended
         September 30, 2000. Commission File No. 000-20793, dated November 3, 2000.
(6)      Incorporated  by  reference  to the same  numbered  exhibit  to our Annual  report on Form 10-K for the  fiscal  year ended
         December 31, 2001. Commission File No. 000-20793, dated March 28, 2002.
(7)      Incorporated  by reference to the same  numbered  exhibit to our  Quarterly  Report on Form 10-Q for the period ended March
         31, 2003. Commission File No. 000-20793, dated May 13, 2003.
(8)      Incorporated by reference to the same numbered  exhibit to our Quarterly  Report on Form 10-Q for the period ended June 30,
         2003. Commission File No. 000-20793, dated August 14, 2003.
(9)      Incorporated  by  reference  to the same  numbered  exhibit  to our  Quarterly  Report  on Form 10-Q for the  period  ended
         September 30, 2003. Commission File No. 000-20793, dated November 13, 2003.
(10)     Incorporated  by reference to the same  numbered  exhibit to our  Quarterly  Report on Form 10-Q for the period ended March
         31, 2004. Commission File No. 000-20793, dated May 13, 2004.
(11)     Incorporated  by  reference  to the same  numbered  exhibit  to our  Quarterly  Report  on Form 10-Q for the  period  ended
         September 30, 2004. Commission File No. 000-20793, filed November 12, 2004.
(12)     Incorporated  by reference to exhibit 10 to our Current  Report on Form 8-K dated  February 24, 2005.  Commission  File No.
         000-20793, filed March 1, 2005.
(13)     Incorporated  by reference to the  description  of this program  included in our Current  Report on Form 8-K dated February
         11, 2005.  Commission File No. 000-20793, filed February 17, 2005.
(14)     Incorporated  by  reference  to the same  numbered  exhibit  to our Annual  Report on Form 10-K for the  fiscal  year ended
         December 31, 1999. Commission File No. 000-20793, dated March 29, 2000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SMITHWAY MOTOR XPRESS CORP.



Date: March 16, 2005                  By:     /s/ Douglas C. Sandvig
                                           ------------------------------------
                                           Douglas C. Sandvig
                                           Senior Vice President,
                                           Chief Financial Officer, and
                                           Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                   Position                                   Date
---------                                                   --------                                   ----
/s/ G. Larry Owens                 President, Chief Executive Officer, and Secretary;            March 16, 2005
------------------------------     Director (principal executive officer)
G. Larry Owens


/s/ Douglas C. Sandvig             Senior Vice President, Chief Financial Officer, and           March 16, 2005
-----------------------------      Treasurer (principal financial officer and principal
Douglas C. Sandvig                 accounting officer)


/s/ *
--------------------------------   Director                                                      March 16, 2005
Herbert D. Ihle


/s/ *                              Director                                                      March 16, 2005
------------------------
Labh S. Hira


/s/ *                              Director                                                      March 16, 2005
-------------------------------
Terry G. Christenberry


/s/ *                              Director                                                      March 16, 2005
--------------------------------
Marlys L. Smith

* Douglas C. Sandvig, by signing his name hereto, does hereby sign this document on behalf of each of the above-named officers and/or directors of the registrant pursuant to powers of attorney duly executed by such persons.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Smithway Motor Xpress Corp.:

We have audited the accompanying consolidated balance sheets of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



/s/ KPMG LLP

Des Moines, Iowa
February 25, 2005

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)

                                                                                             DECEMBER 31,
                                                                              -----------------------------------------
                                                                                     2003                   2004
                                                                              ------------------    -------------------
                                  ASSETS
Current assets:
  Cash and cash equivalents................................................   $              355    $             5,054
  Receivables:
     Trade (note 4)........................................................               14,231                 16,289
     Other.................................................................                  458                    487
     Recoverable income taxes..............................................                    8                      -
  Inventories..............................................................                  882                    948
  Deposits, primarily with insurers (note 10)..............................                  945                    936
  Prepaid expenses.........................................................                1,037                    473
  Deferred income taxes (note 5)...........................................                2,322                  2,733
                                                                              ------------------    -------------------
            Total current assets...........................................               20,238                 26,920
                                                                              ------------------    -------------------
Property and equipment (note 4):
  Land.....................................................................                1,548                  1,302
  Buildings and improvements...............................................                8,209                  7,502
  Tractors.................................................................               69,384                 67,872
  Trailers.................................................................               39,977                 36,107
  Other equipment..........................................................                5,516                  4,265
                                                                              ------------------    -------------------
                                                                                         124,634                117,048
   Less accumulated depreciation...........................................               70,235                 67,772
                                                                              ------------------    -------------------
            Net property and equipment.....................................               54,399                 49,276
                                                                              ------------------    -------------------
Goodwill (note 2)..........................................................                1,745                  1,745
Other assets...............................................................                  298                    335
                                                                              ------------------    -------------------
                                                                              $           76,680    $            78,276
                                                                              ==================    ===================

                     See accompanying notes to consolidated
                             financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                 (Dollars in thousands, except per share data)


                                                                                             DECEMBER 31,
                                                                             -----------------------------------------
                                                                                      2003                  2004
                                                                             ------------------     ------------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (note 4)............................  $            10,582    $             9,301
  Accounts payable.........................................................                4,827                  6,390
  Accrued loss reserves (note 10)..........................................                4,974                  5,928
  Accrued compensation.....................................................                2,535                  2,398
  Checks in excess of cash balances........................................                  672                      -
  Other accrued expenses...................................................                  430                    522
  Income tax payable.......................................................                    -                     18
                                                                             -------------------    -------------------
            Total current liabilities......................................               24,020                 24,557
Long-term debt, less current maturities (note 4)...........................               22,609                 20,008
Line of credit (note 4)....................................................                  426                      -
Deferred income taxes (note 5).............................................                9,020                 10,702
                                                                             -------------------    -------------------
             Total liabilities.............................................               56,075                 55,267
                                                                             -------------------    -------------------
Stockholders' equity (notes 6 and 7):
  Preferred stock (.01 par value; authorized 5 million shares; issued none)                    -                      -
  Common stock:
    Class A (.01 par value; authorized 20 million shares;
                     issued 2003 and 2004 - 4,035,989 shares)..............                   40                     40
    Class B (.01 par value; authorized 5 million shares;
                   issued 2003 and 2004 - 1 million shares)................                   10                     10
  Additional paid-in capital...............................................               11,393                 11,438
  Retained earnings........................................................                9,576                 11,817
  Reacquired shares, at cost (2003 - 189,168 shares; 2004 - 135,368 shares)                 (414)                  (296)
                                                                             -------------------    -------------------
            Total stockholders' equity.....................................               20,605                 23,009
Commitments (note 10)
                                                                             -------------------    -------------------
                                                                             $            76,680    $            78,276
                                                                             ===================    ===================

                     See accompanying notes to consolidated
                             financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)

                                                                          YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------------
                                                                 2002               2003                2004
                                                          ------------------ ------------------- -----------------
Operating revenue:
     Freight..............................................$        168,918   $         164,648   $         188,190
     Other..............................................               550                 681                 811
                                                          ----------------   -----------------   -----------------
           Operating revenue..............................         169,468             165,329             189,001
                                                          ----------------   -----------------   -----------------
Operating expenses:
     Purchased transportation.............................          62,364              55,596              61,638
     Compensation and employee benefits...................          51,834              51,506              54,468
     Fuel, supplies, and maintenance......................          27,722              29,857              38,427
     Insurance and claims.................................           7,324               4,393               5,636
     Taxes and licenses...................................           3,444               3,444               3,653
     General and administrative...........................           7,153               6,934               6,929
     Communications and utilities.........................           1,783               1,463               1,274
     Depreciation and amortization (note 2)...............          16,425              14,239              12,340
     Goodwill impairment (note 2).........................           3,300                   -                   -
                                                          ----------------   -----------------   -----------------
           Total operating expenses.......................         181,349             167,432             184,365
                                                          ----------------   -----------------   -----------------
         (Loss) earnings from operations..................         (11,881)             (2,103)              4,636
Financial (expense) income
     Interest expense.....................................          (1,955)             (1,781)             (1,563)
     Interest income......................................              40                  26                  54
     Other income.........................................               -                   -                 727
                                                          ----------------   -----------------   -----------------
         (Loss) earnings before income taxes..............         (13,796)             (3,858)              3,854
Income tax (benefit) expense (note 5).....................          (5,118)             (1,270)              1,613
                                                          ----------------   -----------------   -----------------
          Net loss (earnings).............................     $    (8,678)        $    (2,588)        $     2,241
                                                          ================   =================== =================
Basic loss (earnings) per share (note 8)..................     $     (1.79)        $     (0.53)        $      0.46
                                                          ================   =================== =================
Diluted loss (earnings) per share (note 8)................     $     (1.79)        $     (0.53)        $      0.45
                                                          ================   =================== =================

                     See accompanying notes to consolidated
                             financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                 Years ended December 31, 2002, 2003, and 2004
                             (Dollars in thousands)





                                                                Additional                                    Total
                                                     Common      paid-in      Retained     Reacquired       stockholders'
                                                     stock       capital      earnings       shares            Equity
                                                    --------------------------------------------------------------------
Balance at December 31, 2001........................  $   50  $ 11,394     $  20,842     $  (420)       $   31,866
Net loss............................................       -         -        (8,678)          -            (8,678)
Treasury stock reissued (2,841 shares)..............       -        (1)            -           6                 5
                                                    --------------------------------------------------------------------
Balance at December 31, 2002........................      50    11,393        12,164        (414)           23,193
Net loss............................................       -         -        (2,588)          -            (2,588)
                                                    --------------------------------------------------------------------
Balance at December 31, 2003........................      50    11,393         9,576        (414)           20,605
Net earnings........................................       -         -         2,241           -             2,241
Treasury stock reissued (53,800 shares).............       -        45             -         118               163
                                                    --------------------------------------------------------------------
Balance at December 31, 2004..........................$...50..  $ 11,438     $  11,817   $  (296)       $   23,009
                                                 =======================================================================

                     See accompanying notes to consolidated
                             financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                         2002            2003              2004
                                                                       ---------       ---------         --------
Cash flows from operating activities:
  Net (loss) earnings..............................................    $  (8,678)      $  (2,588)        $  2,241
                                                                       ---------       ---------         --------
  Adjustments to reconcile net (loss) earnings to cash provided by operating activities:
      Depreciation and amortization................................       16,425          14,239           12,340
      Goodwill impairment..........................................        3,300               -                -
      Deferred income tax (benefit) expense........................       (5,142)         (1,296)           1,271
      Change in:
           Receivables.............................................        2,364            (572)          (2,016)
           Inventories.............................................          693             (14)             (66)
           Deposits, primarily with insurers.......................         (214)           (192)               9
           Prepaid expenses........................................         (566)            455              564
           Accounts payable and other accrued liabilities..........        1,087           1,713            2,472
                                                                       ---------       ---------         --------
               Total adjustments...................................       17,947          14,333           14,574
                                                                       ---------       ---------         --------
                 Net cash provided by operating activities.........        9,269          11,745           16,815
                                                                       ---------       ---------         --------
Cash flows from investing activities:
  Purchase of property and equipment...............................       (1,149)           (320)          (2,063)
  Proceeds from sale of property and equipment.....................        4,519           3,036            4,051
  Other............................................................          (76)            190              (37)
                                                                       ---------       ---------         --------
             Net cash provided by investing activities.............        3,294           2,906            1,951
                                                                       ---------       ---------         --------
Cash flows from financing activities:
   Net borrowings (repayment) on line of credit....................        1,107          (1,266)            (426)
   Principal payments on long-term debt............................      (15,378)        (12,721)         (13,087)
   Change in checks issued in excess of cash balances..............        1,086            (414)            (672)
   Treasury stock reissued.........................................            5               -              118
                                                                       ---------       ---------         --------
            Net cash used in financing activities..................      (13,180)        (14,401)         (14,067)
                                                                       ---------       ---------         --------
            Net (decrease) increase in cash and cash equivalents...         (617)            250            4,699
Cash and cash equivalents at beginning of year.....................          722             105              355
                                                                       ---------       ---------         --------
Cash and cash equivalents at end of year...........................     $    105       $     355         $   5,054
                                                                        ========       =========         =========


Supplemental disclosure of cash flow information: Cash paid (received) during year for:
          Interest.................................................    $   2,003       $   1,746        $   1,589
          Income taxes.............................................       (1,790)             27              263
                                                                       =========       =========        =========
Supplemental schedules of noncash investing and financing activities:
   Notes payable issued for tractors and trailers..................    $   8,349       $   3,784        $   9,205
   Treasury stock reissued.........................................            5               -                -
                                                                       =========       =========        =========

                     See accompanying notes to consolidated
                             financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

         Smithway Motor Xpress Corp. and subsidiaries (the "Company", "we", "us", or "our") is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily in flatbed operations. We generally operate over short-to-medium traffic routes, serving shippers located predominantly in the central United States. We also operate in the southern provinces of Canada. Canadian revenues, based on miles driven, were approximately $477, $236, and $211 for the years ended December 31, 2002, 2003, and 2004, respectively. The consolidated financial statements include the accounts of Smithway Motor Xpress Corp. and its three wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity

         Losses incurred in 2002 and 2003 put a strain on our liquidity. We were in compliance with our bank covenants at December 31, 2003, but were out of compliance at various times during 2003. We received waivers for every violation. During 2003 there were several amendments to the financing arrangement. These amendments temporarily increased the borrowing base, increased the interest rate, and revised the financial covenants to reflect financial performance that we believed to be reasonably achievable and, in fact, did achieve.

         Profits during 2004 have allowed us to maintain compliance with bank covenants with no need for amendments or waivers. Working capital improved from ($3,782) at December 31, 2003 to $2,363 at December 31, 2004. We believe we will remain in compliance with financial covenants, although there can be no assurance that the required financial performance will be maintained.

         During 2004, our primary sources of liquidity were funds provided by operations. Our ability to fund cash requirements in future periods will depend on our ability to comply with covenants contained in financing arrangements and maintain our improved operating results and cash flow. Our ability to achieve the required improvements will depend on insurance and claims experience, general shipping demand by our customers, fuel prices, the availability of drivers and independent contractors, and other factors. We continue to implement our profit improvement plan that is intended to improve our operating results and achieve compliance with the financial covenants.

         We believe there will be sufficient cash flow to meet our liquidity requirements at least through December 31, 2005. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and the Company may be unable to meet our financial covenants. In such event, our liquidity would be materially and adversely impacted if alternative financing could not be found.

Customers

         We serve a diverse base of shippers. No single customer accounted for more than 10 percent of our total operating revenues during any of the years ended December 31, 2002, 2003, and 2004. Our 10 largest customers accounted for approximately 28 percent, 29 percent, and 29 percent of our total operating revenues during 2002, 2003, and 2004, respectively. Our largest concentration of customers is in the steel and building materials industries, which together accounted for approximately 43 percent, 51 percent, and 45 percent of our total operating revenues in 2002, 2003, and 2004, respectively.

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

Cash and Cash Equivalents

         We consider interest-bearing instruments with maturity of three months or less at the date of purchase to be the equivalent of cash. We did not hold any cash equivalents as of December 31, 2003 or 2004.

Receivables

         Trade receivables are stated net of an allowance for doubtful accounts of $291 and $374 at December 31, 2003 and 2004, respectively. We monitor and check the financial status of customers when granting credit. We routinely have significant dollar transactions with certain customers, however at December 31, 2003 and 2004, no individual customer accounted for more than 10 percent of total trade receivables.

Inventories

         Inventories consist of tractor and trailer supplies and parts. Inventories are stated at lower of cost (first-in, first-out method) or market.

Prepaid Expenses

         Prepaid expenses consist primarily of prepaid insurance premiums and prepaid licenses. These expenses are amortized over the remaining term of the policy or license, which does not exceed 12 months.

Accounting for Leases

         We are a lessee of revenue equipment under operating leases. Equipment rent expense, a component of purchased transportation expense, is charged to operations as it is incurred under the terms of the respective leases. Under the leases for transportation equipment, we are responsible for all repairs, maintenance, insurance, and all other operating expenses. We are also a lessee of terminal property under various short-term operating leases.

         Rent charged to expense on the above leases, expired leases, and short-term rentals was $1,030 in 2002; $511 in 2003; and $687 in 2004. During the last six months of 2004 we leased 117 new tractors under operating leases. These new leases will increase equipment rent expense, a component of purchased transportation expense, in future periods.

Property and Equipment

         Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 39 years for buildings and improvements, 5 years for tractors, 7 years for trailers, and 3 to 10 years for other equipment. Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale. The gain or loss on retirement or sale is included in depreciation and amortization in the consolidated statements of operations. Gains or losses on trade-ins are recognized in accordance with APB No. 29. During 2002, 2003, and 2004, depreciation and amortization included net gains from the sale of equipment of $792, $439, and $470, respectively.

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

Insurance and Claims

         Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to a $250 deductible, per occurrence. As of December 31, 2004 we did not have excess insurance coverage above our primary policy limit of $2,000. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. The amount of our self-insured retention and the lack of excess coverage make these estimates an important accounting judgment. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense. In February 2005 we reinstated $3,000 of excess insurance coverage for losses above our primary policy limit of $2,000. The cost of this excess insurance will increase our insurance premiums in the future but provides protection against unusually large claims.

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

Stock Option Plans

         We have adopted the disclosure provisions of Statement of Financial Accounting Standards 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" (SFAS 123). As of December 31, 2004, we have three stock-based employee compensation plans, which are described more fully in Note 7. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss or earnings, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of the grant.

         The following table illustrates the effect on net loss or earnings and loss or earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. We used the Black-Scholes option pricing model to determine the fair value of stock options for years ended December 31, 2002, 2003, and 2004. The following assumptions were used in determining the fair value of these options: weighted-average risk-free interest rate, 4.55% in 2002, 2.84% in 2003, and 3.23% in 2004;
weighted-average expected life, 5 years in 2002, 5 years in 2003, and 3 years in 2004; and weighted-average expected volatility, 61% in 2002, 65% in 2003, and 69% in 2004. There were no expected dividends. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods whereas reversal of previous expense amortization attributable to forfeited options are reflected in the year of forfeiture.

                                            2002             2003             2004
                                          --------         --------         --------

Net (loss) earnings, as reported          $ (8,678)        $ (2,588)         $ 2,241
Deduct:  Total stock-based employee
compensation (expense) reversal
determined under fair value based
method for all awards, net of related
tax effects                                     (6)                5            (14)
                                          --------         --------         --------
Pro forma net (loss) earnings             $ (8,684)        $ (2,583)         $ 2,227
                                          ========         ========          =======

Basic (loss) earnings per share
   As reported                             $ (1.79)         $ (0.53)          $ 0.46
   Pro forma                               $ (1.79)         $ (0.53)          $ 0.46

Diluted (loss) earnings per share
   As reported                             $ (1.79)         $ (0.53)          $ 0.45
   Pro forma                               $ (1.79)         $ (0.53)          $ 0.45

Net Earnings Per Common Share

         Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the years. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because we suffered a net loss for the years ended December 31, 2002 and 2003, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. For the year ended December 31, 2004, 100,999 potential common shares were included in the calculation of net earnings per common share. Stock options outstanding at December 31, 2002, 2003 and 2004 totaled 384,525; 327,150 and 253,850, respectively.

Reclassifications

         Certain prior years balances have been reclassified to conform to 2004 presentation.

NOTE 2:  GOODWILL

         In 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Our initial impairment analysis at January 1, 2002 was based on an independent appraisal and indicated no impairment. At December 31, 2002 we updated our impairment analysis as required under SFAS 142 using a combination of available market data for similar transportation companies and an internal update of the appraisal. The analysis indicated the goodwill in one of our reporting units was impaired, triggered primarily as a result of the continued losses during 2002. We recorded an impairment charge of $3,300 during the fourth quarter of 2002, which is separately stated in the statement of operations and cash flows. At December 31, 2003 we updated our impairment analysis as required under SFAS 142 using an independent appraisal. The analysis indicated no further impairment. At December 31, 2004 we updated our impairment analysis as required under SFAS 142 using internal calculations similar to those used in the previous independent appraisal. The analysis indicated no further impairment.

         A roll-forward of goodwill for the years ending December 31, 2003 and 2004 is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                    -------------------------------
                                                        2003              2004
                                                    --------------    -------------
Balance at beginning of year                        $       1,745     $      1,745
    Goodwill acquired                                           -                -
    Goodwill amortization                                       -                -
    Impairment charge                                           -                -
                                                    --------------    -------------
Balance at end of year                              $        1,745    $       1,745
                                                    ==============    =============

NOTE 3:  FINANCIAL INSTRUMENTS

         SFAS 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2004, the carrying amounts of cash and cash equivalents, trade receivables, other receivables, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of those instruments. The fair value of our long-term debt, including current maturities, was $33,637 and $29,362 at December 31, 2003 and 2004, respectively, based upon estimated market rates.

NOTE 4:  LONG-TERM DEBT

         We have a financing arrangement with LaSalle Bank, which expires on January 1, 2010, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle may terminate the arrangement prior to January 1, 2010, in the event of default, and may terminate at the end of any renewal terms. During 2004 the arrangement was amended to allow for management and control changes resulting from the death of William G. Smith; to voluntarily reduce the maximum borrowing limit to $20,000, to decrease the interest rate, and to allow for a higher level of operating leases of equipment.

         The agreement provides for a term loan, a revolving line of credit, and a capital expenditure loan. The term loan has a balance of $5,113 and is payable in 36 equal monthly installments of $142 in principal. The revolving line of credit allows for borrowings up to 85 percent of eligible receivables. At December 31, 2004, total borrowings under the revolving line were $0. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with such advances provided borrowings under the capital expenditure loan are limited to $2,000 annually and $4,000 over the term of the agreement. The capital expenditure loan has a balance of $733 and is payable in equal monthly installments of $18 in principal. The combination of all loans with LaSalle Bank cannot exceed the lower of $20,000 or a specified borrowing base.

         The financing arrangement also includes financing for letters of credit. At December 31, 2004, we had outstanding letters of credit totaling $7,709 for self-insured amounts under our insurance programs. (See note 10). We are required to pay an annual fee of 1.25% of the outstanding letters of credit. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement discussed above. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity.

         At December 31, 2004, our borrowing limit under the financing arrangement was $18,337, leaving $4,782 in remaining availability at such date.

         The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. We were in compliance with these requirements at December 31, 2004. We believe we will maintain compliance with all covenants throughout 2005, although there can be no assurance that the required financial performance will be achieved.

         The weighted average interest rates on debt outstanding at December 31, 2003 and 2004 were approximately 4.02 and 4.88 percent, respectively. The interest rate on outstanding borrowings under the arrangement is equal to a spread on LaSalle's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to EBITDA, as defined under the agreement. In connection with a July 2004 amendment to the LaSalle agreement, the interest rate spreads on outstanding borrowings under the arrangement were decreased and our effective rate decreased from LaSalle's prime rate plus 2.00% to the prime rate plus 0.25%. In February 2005, we amended the agreement to further decrease the interest rate spreads under the agreement. As of December 31, 2004, we paid a facility fee on the financing arrangement of 0.25% of the maximum loan limit ($20,000). This was reduced to 0.20% of the maximum loan limit in February 2005. Borrowings under the agreement are secured by liens on revenue equipment, accounts receivable, and certain other assets.

         Long-term debt also includes equipment notes with balances of $22,580 and $23,464 at December 31, 2003 and 2004, respectively. Interest rates on the equipment notes range from 3.43% to 7.54% with maturities through 2009. The equipment notes are collateralized by the underlying equipment, and some contain a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for December 31, 2004 and we expect to remain in compliance going forward.

         If we fail to maintain compliance with financial covenants in our borrowing obligations, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

         Future maturities on long-term debt at December 31, 2004 are as follows: 2005, $9,301; 2006, $7,385; 2007, $6,981; 2008, $2,846; 2009, $2,796;
thereafter, $0.

NOTE 5:  INCOME TAXES

         Income taxes consisted of the following components for the three years ended December 31:

                          2002                                 2003                                2004
              ------------------------------    -----------------------------------   -------------------------------
               Federal    State     Total        Federal       State       Total       Federal    State      Total
              ---------- -------- ----------    ----------- ------------ ----------   ---------- --------- ----------
Current          $   -     $ 24      $  24          $   -         $ 26      $  26        $ 265      $ 77      $ 342
Deferred        (4,147)    (995)    (5,142)        (1,045)        (251)    (1,296)       1,192        79      1,271
              ---------- -------- ----------    ----------- ------------ ----------   ---------- --------- ----------
               $(4,147)   $(971)   $(5,118)       $(1,045)       $(225)   $(1,270)     $ 1,457     $ 156    $ 1,613
              ========== ======== ==========    =========== ============ ==========   ========== ========= ==========

         Total income tax (benefit) expense differs from the amount of income tax (benefit) expense computed by applying the normal United States federal income tax rate of 34 percent to (loss) earnings before income tax (benefit) expense. The reasons for such differences are as follows:

                                                                              YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------------------
                                                                    2002                2003                2004
                                                               ----------------    ---------------     ---------------
Computed "expected" income tax (benefit) expense               $       (4,691)     $      (1,312)      $       1,311
State income tax (benefit) expense, net of federal taxes                 (641)              (149)                103
Permanent differences
  Nondeductible driver per diem and travel expenses                       214                191                 456
  Nontaxable life insurance proceeds                                         -                  -               (247)
  Other                                                                      -                  -                (10)
                                                               ----------------    ---------------     ---------------
                                                               $        (5,118)     $       (1,270)      $       1,613
                                                               ================    ===============     ===============

         Temporary differences between the financial statement basis of assets and liabilities and the related deferred tax assets and liabilities at December 31, 2003 and 2004, were as follows:


                                                                    2003                2004
                                                               ----------------    ---------------
Deferred tax assets attributable to:
   Net operating loss carryforwards                            $          4,906    $          554
   Alternative minimum tax (AMT) credit carryforwards                       271               516
   Accrued expenses                                                       2,351             2,755
   Goodwill                                                               1,031               798
   Other items                                                               18                20
                                                               ----------------    ---------------
     Total gross deferred tax assets                                      8,577             4,643
                                                               ----------------    ---------------
Deferred tax liabilities attributable to:
   Property and equipment                                               (15,275)          (12,612)
                                                               ----------------    ---------------
     Net deferred tax liabilities                              $        (6,698)    $       (7,969)
                                                               ================    ===============

         At December 31, 2004, we have net operating loss carryforwards for income tax purposes of approximately $723 which are available to offset future taxable income. These net operating losses expire during the years 2019 through 2022. The AMT credit carryforwards are available indefinitely to reduce future income tax liabilities to the extent they exceed AMT liabilities.

         We have reviewed the need for a valuation allowance relating to the deferred tax assets, and have determined that no allowance is needed. We believe the future deductions will be realized principally through future reversals of existing taxable temporary differences and future taxable income. In addition, we have the ability to use tax-planning strategies to generate taxable income if necessary to realize the deferred tax assets. Such strategies include the recognition of significant tax gains on the disposition of tractors and trailers through outright sales rather than like kind exchanges, resulting in higher taxable income through the reversal of deferred tax liabilities.

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

NOTE 7: STOCK PLANS

         We have three stock-based employee compensation plans:

         (1) We have reserved 25,000 shares of Class A common stock for issuance pursuant to an outside director stock option plan. The term of each option granted under this plan is six years from the grant date. Options fully vest on the first anniversary of the grant date. The exercise price of each stock option is not less than 85 percent of the fair market value of the common stock on the date of grant. In July 2000, we granted outside directors 12,000 stock options in the aggregate not covered by this plan. Under this plan, no award may be made after March 1, 2005.

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

         A summary of stock option activity and weighted-average exercise prices follows:

                                                   2002                    2003                     2004
                                          --------------------------------------------------------------------------
                                            SHARES     EXERCISE     SHARES     EXERCISE     SHARES      EXERCISE
                                                        PRICE                   PRICE                     PRICE
                                          --------------------------------------------------------------------------
Outstanding at beginning of year            623,000     $4.25      384,525      $4.66       327,150       $3.74
    Granted                                  27,525       2.31      65,500        1.00         2,000       2.57

    Exercised                                  -              -             -         -      53,800        2.04
    Forfeited                               266,000       3.47     122,875        5.14       21,500        6.48
                                          --------------------------------------------------------------------------
Outstanding at end of year                  384,525     $4.66      327,150      $3.74       253,850       $3.86
                                          ==========================================================================
Options exercisable at end of year          301,725     $5.20      255,350      $4.44       208,350       $4.45
Weighted-average fair value of options
granted during the year                                 $1.28                   $0.56                     $1.57

         A summary of stock options outstanding and exercisable as of December 31, 2004, follows:

                                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                   -----------------------------------------------------------    ----------------------------------
 Range of exercise     Number       Weighted average      Weighted average            Number     Weighted average
      prices        outstanding  remaining life (years)    exercise price          exercisable    exercise price
------------------------------------------------------------------------------    ----------------------------------
$  0.82  -  $ 1.78     118,500            7.16                 $ 1.32                  75,000         $ 1.47
$  2.05  - $  3.46      76,350            5.29                 $ 2.79                  74,350         $ 2.79
$  7.60  - $11.81       59,000            2.43                 $10.35                  59,000         $10.35
                   -----------------------------------------------------------    ----------------------------------
                       253,850            5.50                 $ 3.86                 208,350         $ 4.45
                   ===========================================================    ==================================

         We have reserved 55,000 shares of Class A common stock for issuance pursuant to an independent contractor driver bonus plan. No shares were awarded in 2002, 2003 and 2004 under the plan.

         We also have a Class A common stock profit incentive plan under which we will set aside for delivery to certain participants the number of shares of Class A common stock having a market value on the distribution date equal to a designated percentage (as determined by the board of directors) of the Company's consolidated net earnings for the applicable fiscal year. No shares were awarded in 2002, 2003 and 2004 under the plan. In February 2005, 1,003 shares were issued under the plan based upon 2004 earnings, excluding life insurance proceeds.

NOTE 8:  (LOSS) EARNINGS PER SHARE

         A summary of the basic and diluted (loss) earnings per share computations is presented below:


YEARS ENDED DECEMBER 31                                               2002             2003             2004
-------------------------------------------------------------------------------------------------------------------
Net (loss) earnings applicable to common stockholders                $   (8,678)      $   (2,588)      $    2,241
                                                                ---------------------------------------------------
Basic weighted-average shares outstanding                             4,845,652        4,846,821        4,850,935
     Effect of dilutive stock options                                         -                -          100,999
                                                                ---------------------------------------------------
Diluted weighted-average shares outstanding                           4,845,652        4,846,821        4,951,934
                                                                ===================================================
Basic (loss) earnings per share                                      $    (1.79)      $    (0.53)       $    0.46
Diluted (loss) earnings per share                                    $    (1.79)      $    (0.53)       $    0.45
                                                                ---------------------------------------------------

NOTE 9:  EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN

         We have an Employees' Profit Sharing and Savings Plan, which is a qualified plan under the provisions of Sections 401(a) and 501(a) of the Internal Revenue Code. Eligible employees are allowed to contribute up to a maximum of 15 percent of pre-tax compensation into the plan. Employers may make savings, matching, and discretionary contributions, subject to certain restrictions. During the years ended December 31, 2002 and 2003 we made no contributions to the plan. During the year ended December 31, 2004 we accrued $211 for employer contributions which will be made to the plan in 2005. The plan owns 395,055 shares of the Company's Class A common stock at December 31, 2004.

NOTE 10:  COMMITMENTS AND CONTINGENT LIABILITIES

         Prior to July 1, 2001, our insurance policies for auto liability, physical damage, and cargo losses involved a deductible of $50 per incident and our insurance policy for workers' compensation involved a deductible of $100 per incident. In January 2003, we exercised an option which retroactively increased the deductible for our auto liability policy to $125 per incident, for the policy year beginning July 1, 2001 through June 30, 2002, which reduced our expense by $467. No changes were made to the other policies during that period. In response to increasing costs of insurance premiums, we increased the deductible for all policies to $250 per incident beginning July 1, 2002. At the July 1, 2003 renewal, we eliminated any coverage over our $2.0 million of primary coverage and maintained the $250 per incident deductible. We reinstated excess coverage on February 1, 2005 which covers losses above our primary policy limit of $2.0 million up to $5.0 million. At December 31, 2003 and 2004, we had $4,974 and $5,928, respectively, accrued for our estimated liability for the retained portion of incurred losses related to these policies.

         The insurance companies require us to provide letters of credit to provide funds for payment of the deductible amounts. At December 31, 2003 and 2004, we had $7,874 and $7,709 letters of credit issued under the financing arrangement described in note 4. In addition, funds totaling $812 were held by the insurance companies as deposits at December 31, 2003 and 2004.

         Our obligations under non-cancelable operating lease agreements are as follows: 2005, $2,002; 2006, $1,987; 2007, $1,986; 2008, $1,640; 2009, $39,
thereafter $39. These obligations exclude potential Terminal Remainder Adjustment Clause (TRAC) payments or refunds on 117 tractors amounting to 40% of the original purchase price due at the end of the original 48 month term of the lease. After 48 months we expect the residual value of the tractors to be greater than 40% of the original cost, allowing us to return the tractors without penalty.

         Our health insurance program is provided as an employee benefit for all eligible employees and contractors. The plan is self funded for losses up to $125 per covered member. At December 31, 2003 and 2004, we had approximately $1,015 and $1,087, respectively, accrued for our estimated liability related to these claims.

         We are involved in certain legal actions and proceedings arising from the normal course of operations. We believe that liability, if any, arising from such legal actions and proceedings will not have a materially adverse effect on our results of operations or financial position or cash flows.

NOTE 11:  TRANSACTIONS WITH RELATED PARTIES

         In August 2003, we generated approximately $213 of cash and avoided future premium payments by selling one of our two life insurance policies covering our late Chief Executive Officer to such officer for the cash surrender value. The transferred policy had a death benefit of $1,000 and the policy retained by us had a net death benefit of $727 which was received by us during 2004. The transaction was approved by the disinterested directors. During the years ended December 31, 2002 and 2004 there were no material transactions with related parties.

NOTE 12:  QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for the Company for 2003 and 2004 is as follows:

                                             MARCH 31          JUNE 30       SEPTEMBER 30      DECEMBER 31
                                         ---------------------------------------------------------------------
2003
----
Operating revenue                           $39,886          $42,241          $42,461          $40,741
Loss from operations                         (2,023)            (183)              31               72
Net loss                                     (1,558)            (458)            (305)            (268)
Basic and diluted loss per share             ($0.32)         $ (0.09)         $ (0.06)         $ (0.06)

2004
----
Operating revenue                           $43,600          $46,679          $48,658          $50,064
(Loss) earnings from operations                (196)           1,731            1,858            1,243
Net earnings                                    335              665              854              387
Basic earnings per share                    $  0.07          $  0.14          $  0.18          $  0.08
Diluted earnings per share                  $  0.07          $  0.13          $  0.17          $  0.08

---------------------------

         As a result of rounding, the total of the four quarters may not equal the results for the year.

                                 EXHIBIT INDEX


     EXHIBIT NUMBER                          EXHIBIT                                      FILING STATUS
     --------------                          -------                                      -------------
          3.1         Articles of Incorporation                                     Incorporated by Reference
          3.2         Amended and Restated Bylaws (as in effect on March 5, 2004)   Incorporated by Reference
          10.1        Outside Director Stock Plan dated March 1, 1995               Incorporated by Reference
          10.2        Incentive Stock Plan adopted March 1, 1995                    Incorporated by Reference
          10.3        401(k) Plan adopted August 14, 1992, as amended               Incorporated by Reference
          10.4        Form of Agency Agreement between Smithway Motor Xpress,       Incorporated by Reference
                      Inc. and its independent commission agents
          10.5        Memorandum of officer incentive compensation policy           Incorporated by Reference
          10.6        Form of Independent Contractor Agreement between Smithway     Incorporated by Reference
                      Motor Xpress, Inc. and its independent contractor providers of tractors
          10.7        1997 Profit Incentive Plan, adopted May 8, 1997               Incorporated by Reference
          10.8        Amendment No. 2 to Smithway Motor Xpress Corp. Incentive      Incorporated by Reference
                      Stock Plan, adopted May 7, 1999
          10.9        Form of Outside Director Stock Option Agreement dated July    Incorporated by Reference
                      27, 2000, between Smithway Motor Xpress Corp. and each of
                      its non-employee directors
         10.10        New Employee Incentive Stock Plan, adopted August 6, 2001     Incorporated by Reference
         10.11        Amended and Restated Loan and Security Agreement dated        Incorporated by Reference
                      December 28, 2001, between LaSalle Bank National
                      Association, Smithway Motor Xpress, Inc., as Borrower, and
                      East West Motor Xpress, Inc., as Borrower
         10.12        Third Amendment to Amended and Restated Loan and Security     Incorporated by Reference
                      Agreement dated March 5, 2003, between LaSalle Bank
                      National Association, Smithway Motor Xpress, Inc., as
                      Borrower, and East West Motor Express, Inc. as Borrower
         10.13        Fourth Amendment to Amended and Restated Loan and Security    Incorporated by Reference
                      Agreement dated March 28, 2003, between LaSalle Bank
                      National Association, Smithway Motor Xpress, Inc., as
                      Borrower, and East West Motor Express, Inc. as Borrower
         10.14        Fifth Amendment to Amended and Restated Loan and Security     Incorporated by Reference
                      Agreement dated April 15, 2003, between LaSalle Bank
                      National Association, Smithway Motor Xpress, Inc., as
                      Borrower, and East West Motor Express, Inc. as Borrower
         10.15        Sixth Amendment to Amended and Restated Loan and Security     Incorporated by Reference
                      Agreement dated July 31, 2003, between LaSalle Bank
                      National Association, Smithway Motor Xpress, Inc., as
                      Borrower, and East West Motor Express, Inc. as Borrower
         10.16        Seventh Amendment to Amended and Restated Loan and Security   Incorporated by Reference
                      Agreement dated November 10, 2003, between LaSalle Bank
                      National Association, Smithway Motor Xpress, Inc., as
                      Borrower, and East West Motor Express, Inc. as Borrower


     EXHIBIT NUMBER                          EXHIBIT                                      FILING STATUS
     --------------                          -------                                      -------------
         10.17        10th Amendment to Amended and Restated Loan and Security      Incorporated by Reference
                      Agreement dated March 26, 2004, between LaSalle Bank
                      National Association, Smithway Motor Xpress, Inc., as
                      Borrower, and East West Motor Express, Inc., as Borrower
                      (due to an error in sequential numbering, amendments 8 and
                      9 do not exist)
         10.18        11th Amendment to Amended and Restated Loan and Security      Incorporated by Reference
                      Agreement dated April 23, 2004, between LaSalle Bank
                      National Association, Smithway Motor Xpress, Inc., as
                      Borrower, and East West Motor Express, Inc., as Borrower
         10.19        12th Amendment to Amended and Restated Loan and Security      Incorporated by Reference
                      Agreement dated July 7, 2004, between LaSalle Bank National
                      Association, Smithway Motor Xpress, Inc., as Borrower, and
                      East West Motor Express, Inc., as Borrower
         10.20        13th Amendment to Amended and Restated Loan and Security      Incorporated by Reference
                      Agreement dated August 23, 2004, between LaSalle Bank
                      National Association, Smithway Motor Xpress, Inc., as
                      Borrower, and East West Motor Express, Inc., as Borrower
         10.21        14th Amendment to Amended and Restated Loan and Security      Incorporated by Reference
                      Agreement dated August 23, 2004, between LaSalle Bank
                      National Association, Smithway Motor Xpress, Inc., as
                      Borrower, and East West Motor Express, Inc., as Borrower
         10.22        Master Lease Agreement dated August 6, 2004 between LaSalle   Incorporated by Reference
                      National Leasing Corporation, as Lessor, and Smithway Motor
                      Xpress Corp. and Smithway Motor Xpress, Inc., as Lessee
         10.23        Form of Stock Option Agreement for Outside Director Stock     Incorporated by Reference
                      Plan
         10.24        Form of Stock Option Agreement for Incentive Stock Plan       Incorporated by Reference
         10.25        Form of Stock Option Agreement for New Employee Incentive     Incorporated by Reference
                      Stock Plan
         10.26        Description of 2005 Bonus Program                             Incorporated by Reference
           14         Code of Ethics                                                Incorporated by Reference
           21         List of Subsidiaries                                          Incorporated by Reference
           23         Consent of KPMG LLP, independent registered public            Filed Herewith
                      accounting firm
           24         Powers of Attorney                                            Filed Herewith
          31.1        Certification pursuant to Item 601(b)(31) of Regulation       Filed Herewith
                      S-K, as adopted pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002, by G. Larry Owens, the
                      Company's principal executive officer
          31.2        Certification pursuant to Item 601(b)(31) of Regulation       Filed Herewith
                      S-K, as adopted pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002, by Douglas C. Sandvig, the
                      Company's principal financial officer


     EXHIBIT NUMBER                          EXHIBIT                                      FILING STATUS
     --------------                          -------                                      -------------
          32.1        Certification pursuant to 18 U.S.C. Section 1350, as          Filed Herewith
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                      of 2002, by G. Larry Owens, the Company's principal
                      executive officer
          32.2        Certification pursuant to 18 U.S.C. Section 1350, as          Filed Herewith
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                      of 2002, by Douglas C. Sandvig, the Company's principal
                      financial officer