Form 10-Q
period 2005-03-31
SMITHWAY MOTOR XPRESS CORP
filed 2005-05-11
CIK 941914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ______________ to ____________________

COMMISSION FILE NUMBER 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 NEVADA                                  42-1433844
----------------------------------------   -------------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

           2031 QUAIL AVENUE
            FORT DODGE, IOWA                               50501
----------------------------------------   -------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

As of April 28, 2005, the registrant had 4,936,624 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

                                                                                           PAGE
                                                                                          NUMBER
Item 1       Financial Statements                                                            3

             Condensed Consolidated Balance Sheets as of December 31, 2004 and
                 March 31, 2005  (unaudited)..........................................       3

             Condensed Consolidated Statements of Operations for the three months
                 ended March 31, 2004 and 2005 (unaudited)............................       5

             Condensed Consolidated Statements of Cash Flows for the three months
                 ended March 31, 2004 and 2005 (unaudited)............................       6

             Notes to Condensed Consolidated Financial Statements (unaudited).........       8

Item 2       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations................................................      10

Item 3       Quantitative and Qualitative Disclosures About Market Risk...............      17

Item 4       Controls and Procedures..................................................      17

                                       PART II
                                  OTHER INFORMATION
Item 1       Legal Proceedings........................................................      18

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds..............      18

Item 3       Defaults Upon Senior Securities..........................................      18

Item 4       Submission of Matters to a Vote of Security Holders......................      18

Item 5       Other Information........................................................      18

Item 6       Exhibits.................................................................      19

Signatures   .........................................................................      20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)


                                                                 DECEMBER 31,     MARCH 31,
                                                                     2004           2005
                                                                 ------------   -------------
                                                                                 (unaudited)
                         ASSETS

Current assets:
  Cash and cash equivalents..............................        $      5,054   $       4,101
  Receivables:
     Trade...............................................              16,289          18,283
     Other...............................................                 487             944
  Inventories............................................                 948             968
  Deposits, primarily with insurers......................                 936           1,052
  Prepaid expenses.......................................                 473           1,978
  Deferred income taxes..................................               2,733           2,708
                                                                 ------------   -------------
            Total current assets.........................              26,920          30,034
                                                                 ------------   -------------
Property and equipment:
  Land...................................................               1,302           1,302
  Buildings and improvements.............................               7,502           7,502
  Tractors...............................................              67,872          68,943
  Trailers...............................................              36,107          35,490
  Other equipment........................................               4,265           4,319
                                                                 ------------   -------------
                                                                      117,048         117,556
   Less accumulated depreciation.........................              67,772          67,869
                                                                 ------------   -------------
            Net property and equipment...................              49,276          49,687
                                                                 ------------   -------------
Goodwill.................................................               1,745           1,745
Other assets.............................................                 335             328
                                                                 ------------   -------------
                                                                 $     78,276   $      81,794
                                                                 ============   =============

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                 DECEMBER 31,     MARCH 31,
                                                                     2004           2005
                                                                 ------------   -------------
                                                                                 (unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt..................         $      9,301   $       8,613
  Accounts payable......................................                6,390           7,927
  Accrued loss reserves.................................                5,928           5,887
  Accrued compensation..................................                2,398           3,189
  Other accrued expenses................................                  522             523
  Income tax payable....................................                   18             377
                                                                 ------------   -------------
            Total current liabilities...................               24,557          26,516
Long-term debt, less current maturities.................               20,008          20,946
Deferred income taxes...................................               10,702          10,729
                                                                 ------------   -------------
            Total liabilities...........................               55,267          58,191
                                                                 ------------   -------------
Stockholders' equity:
  Preferred stock.......................................                    -               -
  Common stock:
     Class A............................................                   40              40
     Class B............................................                   10              10
  Additional paid-in capital............................               11,438          11,450
  Retained earnings.....................................               11,817          12,321
  Reacquired shares, at cost............................                 (296)           (218)
                                                                 ------------   -------------
            Total stockholders' equity..................               23,009          23,603
Commitments
                                                                 ------------   -------------
                                                                 $     78,276   $      81,794
                                                                 ============   =============

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ----------------------------
                                                                     2004           2005
                                                                 ------------   -------------
Operating revenue:
     Freight..............................................       $     43,408   $      49,447
     Other................................................                192             277
                                                                 ------------   -------------
           Operating revenue..............................             43,600          49,724
                                                                 ------------   -------------
Operating expenses:
     Purchased transportation.............................             14,078          16,368
     Compensation and employee benefits...................             13,581          13,660
     Fuel, supplies, and maintenance......................              8,658          11,078
     Insurance and claims.................................              1,333           2,008
     Taxes and licenses...................................                881             873
     General and administrative...........................              1,722           1,942
     Communications and utilities.........................                366             331
     Depreciation and amortization........................              3,177           2,138
                                                                 ------------   -------------
           Total operating expenses.......................             43,796          48,398
                                                                 ------------   -------------
         (Loss) earnings from operations..................               (196)          1,326
Financial (expense) income
     Interest expense.....................................               (373)           (369)
     Interest income......................................                  4              33
     Other income.........................................                727               -
                                                                 ------------   -------------
         Earnings before income taxes.....................                162             990
Income tax (benefit) expense..............................               (173)            487
                                                                 ------------   -------------
           Net earnings...................................       $        335   $         503
                                                                 ------------   -------------
Basic and diluted earnings per share......................       $       0.07   $        0.10
                                                                 ============   =============
Basic weighted average shares outstanding.................          4,846,821       4,903,845
           Effect of dilutive stock options...............             66,048         118,534
                                                                 ------------   -------------
Diluted weighted average shares outstanding...............          4,912,869       5,022,379
                                                                 ============   =============

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         --------------------------
                                                                            2004            2005
                                                                         ----------     -----------
Cash flows from operating activities:
  Net earnings.....................................................      $      335     $       503
                                                                         ----------     -----------
  Adjustments to reconcile net earnings to cash provided by
   operating  activities:
      Depreciation and amortization................................           3,177           2,138
      Deferred income tax (benefit) expense........................            (190)             52
      Change in:
           Receivables.............................................          (3,716)         (2,092)
           Inventories.............................................             (75)            (20)
           Deposits, primarily with insurers.......................              12            (116)
           Prepaid expenses........................................            (651)         (1,505)
           Accounts payable and other accrued liabilities..........           2,638           2,288
                                                                         ----------     -----------
               Total adjustments...................................           1,195             745
                                                                         ----------     -----------
                 Net cash provided by operating activities.........           1,530           1,248
                                                                         ----------     -----------
Cash flows from investing activities:
  Purchase of property and equipment...............................            (382)           (216)
  Proceeds from sale of property and equipment.....................             489             979
  Other............................................................              28               8
                                                                         ----------     -----------
            Net cash provided by investing activities..............             135             771
                                                                         ----------     -----------
Cash flows from financing activities:
  Net borrowings on line of credit.................................           1,339               -
  Principal payments on long-term debt.............................          (2,933)         (3,062)
  Treasury stock reissued..........................................               -              84
  Other............................................................               -               6
  Change in checks issued in excess of cash balances...............              24               -
                                                                         ----------     -----------
            Net cash used in financing activities..................          (1,570)         (2,972)
                                                                         ----------     -----------
            Net increase (decrease) in cash and cash equivalents...              95            (953)
Cash and cash equivalents at beginning of period...................             355           5,054
                                                                         ----------     -----------
Cash and cash equivalents at end of period.........................      $      450     $     4,101
                                                                         ==========     ===========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, continued
                             (Dollars in thousands)
                                   (unaudited)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         --------------------------
                                                                            2004           2005
                                                                         ----------     -----------
Supplemental disclosure of cash flow information:
 Cash paid during period for:
          Interest.................................................      $      382     $       373
          Income taxes.............................................              24              76
                                                                         ==========     ===========

Supplemental schedules of noncash investing and financing
activities:
 Notes payable issued for tractors and trailers....................      $    4,524     $     3,312
                                                                         ==========     ===========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of Smithway Motor Xpress Corp., a Nevada holding company, and its four wholly owned subsidiaries ("we", "us", or "our"). All significant intercompany balances and transactions have been eliminated in consolidation.

      The condensed consolidated financial statements have been prepared, without audit, in accordance with accounting principles generally accepted in the United States of America, pursuant to the published rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004, Condensed Consolidated Balance Sheet was derived from our audited balance sheet for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2004. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

      Certain 2004 balances have been reclassified to conform to 2005 presentation.

NOTE 2. LIQUIDITY

      Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through March 31, 2006. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected. Specifically, our liquidity may be adversely affected by one or more of the following factors: a decrease in freight demand or a loss in customer relationships or volume; the ability to attract and retain sufficient numbers of qualified drivers and owner-operators; elevated fuel prices and the ability to collect fuel surcharges; costs associated with insurance and claims; increased exposure with respect to accident claims as a result of a reduction of our excess insurance coverage limit; inability to maintain compliance with, or negotiate amendments to, loan covenants; and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations. We expect to fund our cash requirements primarily with cash generated from operations, equipment financing from manufacturers or financial institutions, and revolving borrowings under our financing arrangement with LaSalle Bank.

NOTE 3. NET EARNINGS PER COMMON SHARE

      Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees and directors as potential common shares. The dilutive effect of stock options excludes 120,000 and 57,000 shares for the first quarter of 2004 and 2005, respectively, as the underlying options were out of the money and the effect was anti-dilutive. Stock options outstanding at March 31, 2004, and 2005, totaled 327,150 and 216,850, respectively.

NOTE 4. STOCK OPTION PLANS

      We have three stock-based employee compensation plans:

            (1) We have reserved 25,000 shares of Class A common stock for issuance pursuant to an outside director stock option plan. The term of each option shall be six years from the grant date. Options vest on the first anniversary of the grant date. The exercise price of each stock option is not less than 85% of the fair market value of the common stock on the date of grant. In July 2000 we granted outside directors 12,000 stock options in the aggregate not covered by this plan. Under this plan, no award may be made after March 1, 2005.

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

      The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. There were no stock options granted during the first quarter of 2004 or 2005. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               ------------------
                                                               2004         2005
                                                               ----         ----
Net earnings, as reported                                       335          503
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                           (4)          (2)
                                                               ----         ----
Pro forma net earnings                                          331          501
                                                               ====         ====
Earnings per share
   Basic and diluted - as reported                             0.07         0.10
   Basic and diluted - pro forma                               0.07         0.10

NOTE 5. LONG-TERM DEBT

      During February 2005, we amended our financing arrangement with LaSalle Bank to extend the maturity date from January 1, 2006 to January 1, 2010 and to reduce the interest rate and facilities fee applied under the arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      Except for the historical information contained herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "anticipates," "believes," "estimates," "projects," "plans," "expects," variations of these words, and similar expressions, are intended to identify such forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: failure to turn around continued operating losses, which could result in violation of bank covenants and acceleration of indebtedness at several financial institutions; the ability to obtain financing on acceptable terms, and obtain waivers and amendments to current financing in the event of default; economic recessions or downturns in customers' business cycles; excessive increases in capacity within truckload markets; surplus inventories; decreased demand for transportation services offered by us; increases or rapid fluctuations in inflation, interest rates, fuel prices, and fuel hedging; the availability and costs of attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts, or changes in excess coverage, relating to accident, cargo, workers' compensation, health, and other claims; the resale value of used equipment and prices of new equipment; seasonal factors such as harsh weather conditions that increase operating costs; regulatory requirements that increase costs and decrease efficiency, including new emissions standards and hours-of-service regulations; changes in management; and the ability to negotiate, consummate, and integrate acquisitions. Readers should review and consider the various disclosures made by us in our press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in our annual report on Form 10-K.

      Our fiscal year ends on December 31 of each year. Thus, this report discusses the first quarter of our 2004 and 2005 fiscal years.

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

      During the first quarter of 2005, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) increased to $2,672 from $2,568 in the first quarter of 2004, reflecting an 8.6% increase in our average revenue per loaded mile. We are encouraged by this improvement and by the fact that weighted average tractors increased 3.2% to 1,231 in the 2005 quarter from 1,193 in the 2004 quarter.

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

      For the three months ended March 31, 2005, operating revenue increased 14.0% to $49.7 million from $43.6 million during the same quarter in 2004. Net earnings was $503,000, or $0.10 per basic and diluted share, compared with net earnings of $335,000, or $0.07 per basic and diluted share, during the 2004 quarter. However, during the first quarter of 2004 we recorded $727,000 of income from life insurance. This non operating income is tax exempt and added $0.15 to our quarterly earnings per share for the first quarter of 2004. This is a one time event that did not recur in 2005. Without these life insurance proceeds, our net loss would have been $392,000, or ($0.08) per basic and diluted share, during the 2004 quarter, compared with net earnings of $503,000, or $0.10 per basic and diluted share, during the 2005 quarter. Our net loss and loss per share as adjusted to exclude the life insurance proceeds are not in accordance with, or an alternative for, generally accepted accounting principles. We believe that the presentation of net loss and the related per share amount excluding the one-time effect of these life insurance proceeds provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations.

RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of certain items to revenue for the three months ended March 31, 2004 and 2005:

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ------------------
                                                       2004         2005
                                                       -----        -----
Operating revenue................................      100.0%       100.0%
Operating expenses:
         Purchased transportation................       32.3         32.9
         Compensation and employee benefits......       31.1         27.5
         Fuel, supplies, and maintenance.........       19.9         22.3
         Insurance and claims....................        3.1          4.0
         Taxes and licenses......................        2.0          1.8
         General and administrative..............        3.9          3.9
         Communication and utilities.............        0.8          0.7
         Depreciation and amortization...........        7.3          4.3
                                                       -----        -----
         Total operating expenses................      100.4         97.3
                                                       -----        -----
(Loss) earnings from operations..................       (0.4)         2.7
    Interest expense, net........................       (0.9)        (0.7)
    Life insurance proceeds......................        1.7            -
                                                       -----        -----
Earnings before income taxes.....................        0.4          2.0
    Income tax (benefit) expense.................       (0.4)         1.0
                                                       -----        -----
Net earnings.....................................        0.8%         1.0%
                                                       =====        =====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005, WITH THREE MONTHS ENDED MARCH 31, 2004.

      Operating revenue increased $6.1 million (14.0%) to $49.7 million in the 2005 quarter from $43.6 million in the 2004 quarter. The increase in operating revenue resulted from increased average operating revenue per tractor per week and a 3.2% increase in our weighted average tractors.

      Average operating revenue per tractor per week, one measure of asset productivity, increased significantly to $3,107 in the 2005 quarter from $2,811 in the 2004 quarter. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation as this provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,672 in the 2005 quarter from $2,568 in the 2004 quarter, primarily due to improvements in our freight rates. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased $0.12 to $1.52 in the 2005 quarter from $1.40 in the 2004 quarter, reflecting improved lane and customer selection, increased trucking demand, and improved general economic conditions. Fuel surcharge revenue increased $3.1 million to $4.9 million in the 2005 quarter from $1.8 million in the 2004 quarter. During the first quarter of 2005 and 2004, approximately $2.9 million and $1.2 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

      Our weighted average tractors increased to 1,231 in the 2005 quarter from 1,193 in the 2004 quarter.

      Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $2.3 million (16.3%) to $16.4 million in the 2005 quarter from $14.1 million in the 2004 quarter. As a percentage of revenue, purchased transportation increased to 32.9% in the 2005 quarter from 32.3% in the 2004 quarter. The changes reflect higher pay to independent contractors resulting from increases in fuel surcharge revenue and average revenue per billed mile and higher payments under operating leases of revenue equipment. The percentage of total operating revenue provided by independent contractors remained relatively constant at 35.1% in the 2005 quarter and 35.2% in the 2004 quarter. During the last half of 2004 we leased 117 new tractors under operating leases. Payments under operating leases, a component of purchased transportation, increased $405,000, to $503,000 in the 2005 quarter from $98,000 in the 2004 quarter. If the leased tractors would have been purchased, instead of leased, a similar amount of depreciation and interest expense would have been incurred in lieu of purchased transportation expense.

      Compensation and employee benefits increased $79,000 (0.6%) to $13.7 million in the 2005 quarter from $13.6 million in the 2004 quarter reflecting increases in the number of company drivers and in their rate of pay, partially offset by decreases in non-driver employee wages and worker's compensation expense. As a percentage of revenue, compensation and employee benefits decreased to 27.5% in the 2005 quarter from 31.1% in the 2004 quarter, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in wages, and a $132,000 decrease in wages paid to non-driver employees. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, has improved to 4.97 during the 2005 quarter compared to 4.51 in the 2004 quarter. The market for recruiting drivers continues to be challenging. We have increased driver pay two times since the third quarter of 2004 and expect that further increases will be necessary. Future increases in driver pay would negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

      Fuel, supplies, and maintenance increased $2.4 million (28.0%) to $11.1 million in the 2005 quarter from $8.7 million in the 2004 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 22.3% of revenue in the 2005 quarter compared with 19.9% in the 2004 quarter. This reflects higher fuel prices, partially offset by an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in maintenance costs. As expected, maintenance costs have stabilized as we continue to update our fleet with new equipment. Fuel prices increased approximately 30% to an average of $1.96 per gallon in the 2005 quarter from $1.50 per gallon in the 2004 quarter. The $0.46 per gallon increase in fuel prices was partially offset by a $0.36 per gallon ($1.7 million) increase in fuel surcharge revenue attributable to company-owned tractors that is included in operating revenue, mitigating 79% of the increase in fuel prices.

      Insurance and claims increased $675,000 (50.6%) to $2.0 million in the 2005 quarter from $1.3 million in the 2004 quarter. As a percentage of revenue, insurance and claims increased to 4.0% of revenue in the 2005 quarter compared with 3.1% in the 2004 quarter, reflecting higher auto liability and cargo claims. Additionally, on February 1, 2005 we reinstated excess insurance coverage that we had discontinued in July 2003. The additional insurance, which increases our per claim coverage from $2.0 million to $5.0 million, added $218,000 to our insurance and claims expense during the first quarter of 2005. Claims that exceed the limits of our insurance coverage, or claims for which coverage is not provided, may cause our financial condition and results of operations to suffer a materially adverse effect. The insurance policies are scheduled for renewal on July 1, 2005.

      Taxes and licenses decreased $8,000 (0.9%) to $873,000 in the 2005 quarter from $881,000 in the 2004 quarter. The increase in the number of company-owned tractors subject to annual license and permit costs was offset by a decrease in permits and other taxes. As a percentage of revenue, taxes and licenses decreased to 1.8% of revenue in the 2005 quarter compared with 2.0% of revenue in the 2004 quarter, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in taxes and licenses.

      General and administrative expenses increased $220,000 (12.8%) to $1.9 million in the 2005 quarter from $1.7 million in the 2004 quarter, reflecting increased professional fees related to Sarbanes-Oxley compliance efforts and increased advertising expense necessary for driver recruitment. As a percentage of revenue, general and administrative expenses remained constant at 3.9% in the 2005 and 2004 quarters.

      Communications and utilities decreased $35,000 (9.6%) to $331,000 in the 2005 quarter from $366,000 in the 2004 quarter. As a percentage of revenue, communications and utilities decreased to 0.7% of revenue in the 2005 quarter from 0.8% of revenue in the 2004 quarter, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue, without a proportionate increase in communications and utilities expenses.

      Depreciation and amortization decreased $1.0 million (32.7%) to $2.1 million in the 2005 quarter from $3.2 million in the 2004 quarter. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2005 and 2004 quarter, depreciation and amortization included net gains from the sale of equipment of $540,000 and $115,000, respectively. Additionally, during the last half of 2004 we leased 117 new tractors under operating leases. Payments under operating leases are a component of purchased transportation. If the leased tractors would have been purchased, instead of leased, approximately $377,000 of depreciation expense would have been incurred in lieu of purchased transportation expense. Finally, some of our older equipment still generates revenue but is no longer being depreciated. As a percentage of revenue, depreciation and amortization decreased to 4.3% of revenue in the 2005 quarter compared with 7.3% in the 2004 quarter, reflecting the changes described above and an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in depreciation expense. In the short-term, we expect that the presence of older equipment that is not being depreciated will more than offset increases in depreciation resulting from the addition of new equipment to our fleet. Over the long-term, as we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

      Interest expense, net, decreased $33,000 (8.9%) to $336,000 in the 2005 quarter from $369,000 in the 2005 quarter. This decrease was attributable to lower average debt outstanding, partially offset by higher interest rates. As a percentage of revenue, interest expense, net, decreased to 0.7% of revenue in the 2005 quarter compared with 0.9% in the 2004 quarter.

      During the first quarter of 2004, we recorded $727,000 of income from life insurance proceeds. This non-operating income was tax exempt and added $0.15 to our quarterly earnings per share for the first quarter of 2004. This one time event did not recur in 2005 and will not recur in the future.

      As a result of the foregoing, our pre-tax margin increased to 2.0% in the 2005 quarter from 0.4% in the 2004 quarter.

      Our income tax expense in the 2005 quarter was $487,000, or 49.2% of earnings before income taxes. Our income tax benefit in the 2004 quarter was $173,000, or 30.6% of loss before life insurance proceeds and income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by us. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax loss.

      As a result of the factors described above, net earnings were $503,000 in the 2005 quarter (1.0% of revenue), compared with $335,000 in the 2004 quarter (0.8% of revenue). Without the life insurance proceeds, our net loss would have been $392,000 (0.1% of revenue) in the 2004 quarter.

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

      Our primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with commercial lending institutions and equipment manufacturers. We are experiencing improved cash flow as we have returned to profitability. At March 31, 2005, we had $4.1 million in cash and adequate borrowing availability on our line of credit to finance any near-term needs for working capital. We purchased 20 new tractors and 75 new trailers during the first quarter of 2005 and plan to purchase 195 new tractors and 205 new trailers throughout the remainder of 2005, allowing for the replacement of older, high mileage tractors and trailers.

      At March 31, 2005, we had positive working capital of $3.5 million compared to negative working capital of $2.3 million at March 31, 2004. Working capital, defined as current assets minus current liabilities, is not always fully representative of our liquidity position because cash and trade receivables account for a large portion of our current assets. Our trade accounts receivable are generally collected within 32 days. Alternatively, current maturities of long term debt, a large portion of our current liabilities, are paid over one year. For this reason, a negative working capital position does not always represent liquidity problems for our company.

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

      Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through March 2006. We will require additional sources of financing over the long-term to upgrade our tractor and trailer fleets. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our short- and long-term liquidity may be adversely affected by one or more of the following factors: costs associated with insurance and claims; weak freight demand or a loss in customer relationships or volume; the impact of new hours-of-service regulations on asset productivity; the ability to attract and retain sufficient numbers of qualified drivers and independent contractors; elevated fuel prices and the ability to collect fuel surcharges; inability to maintain compliance with, or negotiate amendments to, loan covenants; the ability to finance the tractors and trailers delivered and scheduled for delivery; and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations. Based upon our improving results, anticipated future cash flows, current availability under the financing arrangement with LaSalle Bank, and sources of equipment financing that are available, we do not expect to experience significant liquidity constraints in the foreseeable future. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

      Net cash provided by operating activities was $1.2 million for the three months ended March 31, 2005, compared to $1.5 million for the three months ended March 31, 2004, reflecting improved operating results and cash flow from life insurance proceeds in the 2004 quarter that did not recur in the 2005 quarter. Historically, our principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $2.1 million for the three months ended March 31, 2005. The average age of our trade accounts receivable was approximately 33.0 days in the 2004 period and 31.9 days in the 2005 period.

      Net cash provided by investing activities was $771,000 for the three months ended March 31, 2005. This related primarily to proceeds from the sale of revenue equipment.

      Net cash used in financing activities was $3.0 million for the three months ended March 31, 2005, consisting primarily of net payments of principal under our long-term debt agreements.

      We have a financing arrangement with LaSalle Bank, which expires on January 1, 2010, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle may terminate the arrangement prior to January 1, 2010, in the event of default, as discussed below, and may terminate at the end of any renewal term.

      Since the beginning of 2005, the financing arrangement has been amended to reduce the rate of interest and facilities fee charged pursuant to the agreement and to extend the term of the agreement. The arrangement provides for a term loan, a revolving line of credit, a capital expenditure loan, and financing for letters of credit. The combination of all loans with LaSalle Bank cannot exceed the lesser of $20 million or a specified borrowing base.

      At March 31, 2005, the term loan had a principal balance of $4.3 million, payable in 33 remaining equal monthly principal installments of $131,000. The revolving line of credit allows for borrowing up to 85 percent of eligible receivables. At March 31, 2005, total borrowings under the revolving line were $0. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with these advances, provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the arrangement. At March 31, 2005, the amount owed under capital expenditure loans was $679,000, payable in equal monthly installments of $18,000 in principal. At March 31, 2005, we had outstanding letters of credit totaling $7.7 million for self-insured amounts under our insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity. At March 31, 2005, our borrowing limit under the financing arrangement was $18.6 million, leaving approximately $5.9 million in remaining availability at such date.

      We are required to pay a facility fee on the LaSalle financing arrangement of .20% of the maximum loan limit ($20 million). Borrowings under the arrangement are secured by liens on revenue equipment, accounts receivable, and certain other assets. The interest rate on outstanding borrowings under the arrangement is equal to a spread on LaSalle's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to EBITDA, as defined under the agreement.

      The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. We were in compliance with these covenants at March 31, 2005. We believe we will maintain compliance with all covenants for the foreseeable future, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for March 31, 2005 and we expect to remain in compliance for the foreseeable future. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In this event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

      CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following tables set forth our contractual obligations and other commercial commitments as of March 31, 2005:

                                          PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                                            Less than                               After
  Contractual Obligations        Total      One year     1-3 years    3-5 years    5 years
---------------------------    ---------    ---------    ---------    ---------    -------
Long-term debt                 $  29,559    $   8,613    $  14,625    $   5,991    $   330
Operating lease obligations        7,194        1,989        3,974        1,192         39
Purchase obligations               3,711        3,711            -            -          -
                               ---------    ---------    ---------    ---------    -------
Total                          $  40,464    $  14,313    $  18,599    $   7,183    $   369
                               =========    =========    =========    =========    =======

      In our normal course of business we place orders with equipment manufacturers for future delivery of new tractors and trailers. The orders for trailers can be cancelled at any time without penalty prior to taking delivery. The orders for tractors can be cancelled without penalty at any time up to 60 days prior to production of the tractor. If the termination occurs less than 60 days, but more than 45 days prior to production, we retain the right to cancel subject to a per truck penalty of $500. Orders generally cannot be cancelled within 45 days prior to production. At March 31, 2005, we had commercial commitments of approximately $3.7 million, related to tractor orders that cannot be cancelled, financing for which has been prearranged.

      Approximately 64% of our long-term debt carries a variable interest rate making reliable estimates of future interest payments difficult. Using our weighted average interest rate of 5.26% as of March 31, 2005, the following approximately represents our expected obligations for future interest payments:

                                          PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                                            Less than                               After
                                 Total      One year     1-3 years    3-5 years    5 years
                               ---------    ---------    ---------    ---------    -------
Total interest payments        $   3,063    $   1,328    $   1,417    $     309    $     9
                               =========    =========    =========    =========    =======

      We had no other commercial commitments at March 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

      Our liquidity is not materially affected by off-balance sheet transactions. During the last six months of 2004 we leased 117 new tractors under operating leases. These new leases increase equipment rent expense, a component of purchased transportation expense, rather than depreciation and interest expense. These obligations are included in our schedule of contractual obligations, and exclude potential Terminal Remainder Adjustment Clause (TRAC) payments or refunds on 117 tractors amounting to 40% of the original purchase price due at the end of the original 48 month term of the lease. After 48 months, we expect the residual value of the tractors to be greater than 40% of the original cost, allowing us to return the tractors without penalty.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements included in this Form 10-Q is contained in Note 1 of the consolidated financial statements included in our Form 10-K for the year ended December 31, 2004. Other footnotes in the Form 10-K describe various elements of the financial statements included in this Form 10-Q and the assumptions on which specific amounts were determined.

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

      ESTIMATED LIABILITY FOR INSURANCE CLAIMS

      Losses resulting from auto liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to certain self-retention levels. Losses resulting from uninsured claims are recognized when such losses are incurred. We estimate and accrue a liability for our share of ultimate settlements using all available information. We accrue for claims reported, as well as for claims incurred but not reported, based upon our past experience. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims that have not been fully resolved. However, final settlement of these claims could differ materially from the amounts we have accrued at year-end. Our judgment concerning the ultimate cost of claims and modification of initial reserved amounts is an important part of establishing claims reserves, and is of increasing significance with higher self-insured retention and lack of excess coverage.

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

Interest Rate Risk

      We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangement with LaSalle Bank carries a variable interest rate equal to a spread on LaSalle's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to EBITDA, as defined under the agreement. In addition, approximately $14.0 million of our other debt carries variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at March 31, 2005, a one-point increase in the prime rate would increase interest expense by approximately $190,000. The remainder of our other debt carries fixed interest rates. At March 31, 2005, approximately 64% of our debt carries a variable interest rate and the remainder is fixed.

ITEM 4. CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005. During our first fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act rules.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosures.

      We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

EXHIBIT
 NUMBER                                DESCRIPTION
3.1         Articles of Incorporation (1)

3.2         Amended and Restated Bylaws (2)

10          Form of Change-in-Control Agreement with G. Larry Owens, Douglas C.
            Sandvig and Chad A. Johnson + *

31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by G.
            Larry Owens, the Registrant's principal executive officer *

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Douglas C. Sandvig, the Registrant's principal financial officer *

---------------------
(1) Incorporated by reference to the same numbered exhibit to our Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996.

(2) Incorporated by reference to the same numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003.

+     Management compensatory plan or arrangement.

*     Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SMITHWAY MOTOR XPRESS CORP.

Date: May 11, 2005              By: /s/ Douglas C. Sandvig
                                    -------------------------------
                                    Douglas C. Sandvig
                                    Senior Vice President, Treasurer,
                                    and Chief Financial Officer, in his capacity
                                    as such and on behalf of the issuer

                                  Exhibit Index

Exhibit                                                                                  Method of
Number                                    Description                                      Filing
------     -------------------------------------------------------------------------    ------------
  3.1      Articles of Incorporation                                                    Incorporated
                                                                                        by reference

  3.2      Amended and Restated Bylaws (as in effect on March 5, 2004)                  Incorporated
                                                                                        by reference

  10       Form of Change-in-Control Agreement with G. Larry Owens, Douglas C.          Filed
           Sandvig and Chad A. Johnson                                                  herewith

 31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer            Filed
                                                                                        herewith

 31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer            Filed
                                                                                        Herewith

 32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to     Filed
           Section 906 of the Sarbanes-Oxley Act of 2002, by G. Larry Owens, the        herewith
           Registrant's principal executive officer

 32.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to     Filed
           Section 906 of the Sarbanes-Oxley Act of 2002, by Douglas C. Sandvig, the    herewith
           Registrant's principal financial officer