Form 10-Q
period 2005-06-30
SMITHWAY MOTOR XPRESS CORP
filed 2005-08-10
CIK 941914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ____________________

COMMISSION FILE NUMBER 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                              42-1433844
---------------------------------                            -------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

           2031 QUAIL AVENUE
            FORT DODGE, IOWA                                       50501
----------------------------------------                     -------------------
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

As of July 29, 2005, the registrant had 3,936,624 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION


                                                                                           PAGE
                                                                                          NUMBER
Item 1       Financial Statements                                                            3
             Condensed Consolidated Balance Sheets as of December 31, 2004 and
                June 30, 2005  (unaudited)............................................       3
             Condensed Consolidated Statements of Operations for the three and six
                months ended June 30, 2004 and 2005 (unaudited).......................       5
             Condensed Consolidated Statements of Cash Flows for the six months
                ended June 30, 2004 and 2005 (unaudited)..............................       6
             Notes to Condensed Consolidated Financial Statements (unaudited).........       7
Item 2       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.................................................       9
Item 3       Quantitative and Qualitative Disclosures About Market Risk...............      18
Item 4       Controls and Procedures..................................................      19

                                              PART II
                                         OTHER INFORMATION
Item 1       Legal Proceedings........................................................      19
Item 2       Unregistered Sales of Equity Securities and Use of Proceeds..............      19
Item 3       Defaults Upon Senior Securities..........................................      19
Item 4       Submission of Matters to a Vote of Security Holders......................      20
Item 5       Other Information........................................................      20
Item 6       Exhibits.................................................................      21
Signatures   .........................................................................      22


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)


                                          ------------------------
                                          DECEMBER 31,   JUNE 30,
                                             2004         2005
                                          -----------  -----------
                                                       (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents                $  5,054     $  4,016
  Receivables:
     Trade                                   16,289       19,607
     Other                                      487          902
  Inventories                                   948          955
  Deposits, primarily with insurers             936        1,047
  Prepaid expenses                              473        1,041
  Deferred income taxes                       2,733        2,782
                                           --------     --------
            Total current assets             26,920       30,350
                                           --------     --------
Property and equipment:
  Land                                        1,302        1,302
  Buildings and improvements                  7,502        7,627
  Tractors                                   67,872       71,262
  Trailers                                   36,107       35,724
  Other equipment                             4,265        4,476
                                           --------     --------
                                            117,048      120,391
   Less accumulated depreciation             67,772       65,745
                                           --------     --------
            Net property and equipment       49,276       54,646
                                           --------     --------
Goodwill                                      1,745        1,745
Other assets                                    335          320
                                           --------     --------
                                           $ 78,276     $ 87,061
                                           ========     ========



     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)



                                                        ----------------------------
                                                         DECEMBER 31,      JUNE 30,
                                                             2004           2005
                                                        -------------     ----------
                                                                          (unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                   $  9,301         $  7,226
  Accounts payable                                          6,390            9,558
  Accrued loss reserves                                     5,928            6,138
  Accrued compensation                                      2,398            3,343
  Other accrued expenses                                      522              529
  Income tax payable                                           18              880
                                                         --------         --------
            Total current liabilities                      24,557           27,674
Long-term debt, less current maturities                    20,008           23,900
Deferred income taxes                                      10,702           10,530
                                                         --------         --------
             Total liabilities                             55,267           62,104
                                                         --------         --------
Stockholders' equity:
  Preferred stock                                               -                -
  Common stock:
     Class A                                                   40               40
     Class B                                                   10               10
  Additional paid-in capital                               11,438           11,450
  Retained earnings                                        11,817           13,675
  Reacquired shares, at cost                                 (296)            (218)
                                                         --------         --------
            Total stockholders' equity                     23,009           24,957
Commitments
                                                         --------         --------
                                                         $ 78,276         $ 87,061
                                                         ========         ========


     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                    ----------------------------      ----------------------------
                                                        2004             2005             2004             2005
                                                    -----------      -----------      -----------      -----------
Operating revenue:
     Freight ..................................     $    46,461      $    54,958      $    89,869      $   104,405
     Other ....................................             218              398              410              675
                                                    -----------      -----------      -----------      -----------
           Operating revenue ..................          46,679           55,356           90,279          105,080
                                                    -----------      -----------      -----------      -----------
Operating expenses:
     Purchased transportation .................          15,181           19,147           29,259           35,515
     Compensation and employee benefits .......          13,119           14,581           26,700           28,241
     Fuel, supplies, and maintenance ..........           8,984           11,937           17,642           23,015
     Insurance and claims .....................           1,332            1,658            2,665            3,666
     Taxes and licenses .......................             991            1,032            1,872            1,905
     General and administrative ...............           1,712            1,824            3,434            3,766
     Communications and utilities .............             314              265              680              596
     Depreciation and amortization ............           3,315            2,186            6,492            4,324
                                                    -----------      -----------      -----------      -----------
           Total operating expenses ...........          44,948           52,630           88,744          101,028
                                                    -----------      -----------      -----------      -----------
         Earnings from operations .............           1,731            2,726            1,535            4,052
Financial (expense) income
     Interest expense .........................            (390)            (399)            (763)            (768)
     Interest income ..........................               6               18               10               51
     Other income .............................               -                -              727                -
                                                    -----------      -----------      -----------      -----------
         Earnings before income taxes .........           1,347            2,345            1,509            3,335
Income tax expense ............................             682              990              509            1,477
                                                    -----------      -----------      -----------      -----------
         Net earnings .........................     $       665      $     1,355      $     1,000      $     1,858
                                                    -----------      -----------      -----------      -----------
Basic earnings per share ......................     $      0.14      $      0.27      $      0.21      $      0.38
                                                    ===========      ===========      ===========      ===========
Diluted earnings per share ....................     $      0.13      $      0.27      $      0.20      $      0.37
                                                    ===========      ===========      ===========      ===========
Basic weighted average shares outstanding .....       4,847,173        4,936,624        4,846,997        4,920,325
         Effect of dilutive stock options .....          91,290          110,834           79,217          114,687
                                                    -----------      -----------      -----------      -----------
Diluted weighted average shares outstanding ...       4,938,463        5,047,458        4,926,214        5,035,012
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

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)


                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                          ----------------------
                                                                            2004          2005
                                                                          --------      --------
Cash flows from operating activities:
  Net earnings ......................................................     $  1,000      $  1,858
                                                                          --------      --------
  Adjustments to reconcile net earnings to cash provided by operating activities:
      Depreciation and amortization .................................        6,492         4,324
      Deferred income tax (benefit) expense .........................          440          (221)
      Change in:
           Receivables ..............................................       (3,187)       (3,733)
           Inventories ..............................................         (214)           (7)
           Deposits, primarily with insurers ........................           21          (111)
           Prepaid expenses .........................................          291          (568)
           Accounts payable and other accrued liabilities ...........        3,753         5,192
                                                                          --------      --------
               Total adjustments ....................................        7,596         4,876
                                                                          --------      --------
                 Net cash provided by operating activities ..........        8,596         6,734
                                                                          --------      --------
Cash flows from investing activities:
  Purchase of property and equipment ................................         (440)         (686)
  Proceeds from sale of property and equipment ......................        1,833         2,856
  Other .............................................................           28            15
                                                                          --------      --------
            Net cash provided by investing activities ...............        1,421         2,185
                                                                          --------      --------
Cash flows from financing activities:
   Net borrowings on line of credit .................................         (426)            -
   Principal payments on long-term debt .............................       (6,366)      (10,047)
   Treasury stock reissued ..........................................            5            84
   Other ............................................................            -             6
   Change in checks issued in excess of cash balances ...............         (672)            -
                                                                          --------      --------
            Net cash used in financing activities ...................       (7,459)       (9,957)
                                                                          --------      --------
            Net increase (decrease) in cash and cash equivalents ....        2,558        (1,038)
Cash and cash equivalents at beginning of period ....................          355         5,054
                                                                          --------      --------
Cash and cash equivalents at end of period ..........................     $  2,913      $  4,016
                                                                          --------      --------

Supplemental disclosure of cash flow information:
   Cash paid during period for:

          Interest ..................................................     $    784      $    775
          Income taxes ..............................................           25           836
                                                                          ========      ========

Supplemental schedules of noncash investing and financing activities:

   Notes payable issued for tractors and trailers ...................     $  9,075      $ 11,864
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

NOTE 2. NET EARNINGS PER COMMON SHARE

   Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees and directors as potential common shares. The dilutive effect of stock options excludes 84,000 and 55,000 shares for the second quarter of 2004 and 2005, respectively, as the exercise prices of the underlying options were out of the money and the effect was anti-dilutive. Stock options outstanding at June 30, 2004, and 2005, totaled 305,650 and 236,850, respectively.

NOTE 3. STOCK OPTION PLANS

   On December 31, 2004, our ability to grant incentive stock options under our incentive stock plan expired and on March 1, 2005 our ability to grant stock options under our director stock option plan also expired. As a result, our Board of Directors determined to cease use of these plans and we now have two active stock-based compensation plans:

            (1) We have reserved 400,000 shares of Class A common stock for issuance pursuant to a new employee incentive stock plan adopted during 2001. Any shares subject to awards which expire unexercised or are forfeited become available again for issuance under the plan. Under this plan, no award of incentive stock options may be made after August 6, 2011.

            (2) We have reserved 500,000 shares of Class A common stock for issuance pursuant to an omnibus stock plan adopted on May 13, 2005. Any shares subject to awards which expire unexercised or are forfeited become available again for issuance under the plan. This plan expires on May 13, 2015.

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


                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30,                          JUNE 30,
                                                                ---------------------        -------------------------
                                                                 2004          2005            2004             2005
                                                                ------       --------        -------          --------
     Net earnings, as reported                                  $  665       $ 1,355         $ 1,000          $ 1,858
     Deduct:  Total stock-based employee compensation
        expense determined under fair value based method
        for all awards, net of related tax effects                 (4)           (3)         $    (7)         $    (5)
                                                                ------       -------         -------          --------
     Pro forma net earnings                                     $  661       $ 1,352         $   993          $  1,853
                                                                ======       =======         =======          ========

     Basic earnings per share           - as reported           $ 0.14       $  0.27         $  0.21          $  0.38
                                        - pro forma             $ 0.14       $  0.27         $  0.21          $  0.38

     Diluted earnings per share         - as reported           $ 0.13       $  0.27         $  0.20          $  0.37
                                        - pro forma             $ 0.13       $  0.27         $  0.20          $  0.37


   We use the Black-Scholes option pricing model to determine the fair value of stock options issued. The following table summarizes the assumptions used in our Black-Scholes calculations.


                                                                                                          Weighted
                                             Weighted average                         Weighted average    average
                          Number of          risk-free interest   Weighted average    expected            expected
Period                    options issued     rate                 expected life       volatility          dividends
--------------------------------------------------------------------------------------------------------------------
First quarter 2004        None               N/A                  N/A                 N/A                 N/A
Second quarter 2004       2,000              3.23%                3 years             69%                 None
First quarter 2005        None               N/A                  N/A                 N/A                 N/A
Second quarter 2005       22,000             3.69%                3.9 years           69%                 None


NOTE 4.  LONG-TERM DEBT

   During February 2005, we amended our financing arrangement with LaSalle Bank to extend the maturity date from January 1, 2006 to January 1, 2010 and to reduce the interest rate and facilities fee applied under the arrangement. We incur debt on a regular basis for the purchase of new tractors and trailers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Except for the historical information contained herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "anticipates," "believes," "estimates," "projects," "plans," "expects," variations of these words, and similar expressions, are intended to identify such forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: failure to sustain recent profitability, which could result in violation of bank covenants and acceleration of indebtedness at several financial institutions; the ability to obtain financing on acceptable terms, and obtain waivers and amendments to current financing in the event of default; economic recessions or downturns in customers' business cycles; excessive increases in capacity within truckload markets; surplus inventories; decreased demand for transportation services offered by us; increases or rapid fluctuations in inflation, interest rates, fuel prices, and fuel hedging; the availability and costs of attracting and retaining qualified drivers and owner-operators; increases in insurance premiums and deductible amounts, or changes in excess coverage, relating to accident, cargo, workers' compensation, health, and other claims; the resale value of used equipment and prices of new equipment; seasonal factors such as harsh weather conditions that increase operating costs; regulatory requirements that increase costs and decrease efficiency, including new emissions standards and hours-of-service regulations; changes in management; and the ability to negotiate, consummate, and integrate acquisitions. Readers should review and consider the various disclosures made by us in our press releases, stockholder reports, and public filings, as well as the factors explained in greater detail in our annual report on Form 10-K.

         Our fiscal year ends on December 31 of each year. Thus, this report discusses the second quarter and first six months of our 2004 and 2005 fiscal years.

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

         During the second quarter of 2005, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) increased to $2,864 from $2,767 in the second quarter of 2005, reflecting a 6.8% increase in our average revenue per loaded mile and a 5.6% increase in our weighted average tractors to 1,236 in the 2005 quarter from 1,170 in the 2004 quarter.

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

         For the three months ended June 30, 2005, operating revenue increased 18.6% to $55.4 million from $46.7 million during the same quarter in 2004. Net earnings was $1.4 million, or $0.27 per basic and diluted share, compared with net earnings of $665,000, or $0.14 per basic share and $0.13 per diluted share, during the 2004 quarter.

         For the six months ended June 30, 2005, operating revenue increased 16.4% to $105.1 million from $90.3 million during the same period in 2004. Net earnings was $1.9 million, or $0.38 per basic share and $0.37 per diluted share, compared with net earnings of $1.0 million, or $0.21 per basic share and $0.20 per diluted share, during the first six months of 2004. However, during the first quarter of 2004 we recorded $727,000 of income from life insurance. This non-operating income is tax exempt and added $0.15 to our earnings per share for the first six months of 2004. This was a one time event that did not recur in 2005. Without these life insurance proceeds, our net earnings would have been $273,000, or $0.06 per basic and diluted share, during the first six months of 2004, compared with net earnings of $1.9 million, or $0.38 per basic share and $0.37 per diluted share, during the first six months of 2005. Our net earnings and earnings per share as adjusted to exclude the life insurance proceeds are not in accordance with, or an alternative for, generally accepted accounting principles. We believe that the presentation of net earnings and the related per share amount excluding the one-time effect of these life insurance proceeds provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of certain items to revenue for the three and six months ended June 30, 2004 and 2005:


                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      JUNE 30,               JUNE 30,
                                                ------------------      ------------------
                                                 2004        2005        2004        2005
                                                ------      -----       ------      ------
Operating revenue .........................     100.0%      100.0%      100.0%      100.0%
Operating expenses:
         Purchased transportation .........      32.5        34.6        32.4        33.8
         Compensation and employee benefits      28.1        26.3        29.6        26.9
         Fuel, supplies, and maintenance ..      19.2        21.6        19.5        21.9
         Insurance and claims .............       2.9         3.0         3.0         3.5
         Taxes and licenses ...............       2.1         1.9         2.1         1.8
         General and administrative .......       3.7         3.3         3.8         3.6
         Communication and utilities ......       0.7         0.5         0.8         0.6
         Depreciation and amortization ....       7.1         3.9         7.2         4.1
                                                -----       -----       -----       -----
         Total operating expenses .........      96.3        95.1        98.3        96.1
                                                -----       -----       -----       -----
Earnings from operations ..................       3.7         4.9         1.7         3.9
Interest expense, net .....................      (0.8)       (0.7)       (0.8)       (0.7)
Life insurance proceeds ...................         -           -         0.8           -
                                                -----       -----       -----       -----

Earnings before income taxes ..............       2.9         4.2         1.7         3.2
Income tax expense ........................       1.5         1.8         0.6         1.4
                                                -----       -----       -----       -----
Net earnings ..............................       1.4%        2.4%        1.1%        1.8%
                                                =====       =====       =====       =====


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005, WITH THREE MONTHS ENDED JUNE 30, 2004.

         Operating revenue increased $8.7 million (18.6%) to $55.4 million in the 2005 quarter from $46.7 million in the 2004 quarter. The increase in operating revenue resulted from increased average operating revenue per tractor per week and a 5.6% increase in our weighted average tractors.

         Average operating revenue per tractor per week, one measure of asset productivity, increased significantly to $3,445 in the 2005 quarter from $3,069 in the 2004 quarter. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation as this provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,864 in the 2005 quarter from $2,767 in the 2004 quarter, primarily due to improvements in our freight rates. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased $0.10 to $1.56 in the 2005 quarter from $1.46 in the 2004 quarter, reflecting improved lane and customer selection, increased trucking demand, and improved general economic conditions. Fuel surcharge revenue increased $4.0 million to $6.6 million in the 2005 quarter from $2.7 million in the 2004 quarter. During the second quarter of 2005 and 2004, approximately $3.9 million and $1.8 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

         Our weighted average tractors increased to 1,236 in the 2005 quarter from 1,170 in the 2004 quarter.

         Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $4.0 million (26.1%) to $19.1 million in the 2005 quarter from $15.2 million in the 2004 quarter. As a percentage of revenue, purchased transportation increased to 34.6% in the 2005 quarter from 32.5% in the 2004 quarter. The changes reflect higher pay to independent contractors resulting from increases in fuel surcharge revenue and average revenue per billed mile and higher payments under operating leases of revenue equipment. The percentage of total operating revenue provided by independent contractors remained relatively constant at 36.6% in the 2005 quarter and 36.4% in the 2004 quarter. During the last half of 2004 we leased 117 new tractors under operating leases. Payments under operating leases, a component of purchased transportation, increased $443,000, to $498,000 in the 2005 quarter from $55,000 in the 2004 quarter. If the leased tractors would have been purchased, instead of leased, a similar amount of depreciation and interest expense would have been incurred in lieu of purchased transportation expense.

         Compensation and employee benefits increased $1.5 million (11.1%) to $14.6 million in the 2005 quarter from $13.1 million in the 2004 quarter reflecting increases in the number of company drivers and in their rate of pay, and increases in non-driver employee wages, health insurance costs and worker's compensation expense. As a percentage of revenue, compensation and employee benefits decreased to 26.3% in the 2005 quarter from 28.1% in the 2004 quarter, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in wages. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, has improved to 4.91 during the 2005 quarter compared to 4.39 in the 2004 quarter. The market for recruiting drivers continues to be challenging. We have increased driver pay three times since the third quarter of 2004 and expect that further increases will be necessary. Future increases in driver pay would negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

         Fuel, supplies, and maintenance increased $3.0 million (32.9%) to $11.9 million in the 2005 quarter from $9.0 million in the 2004 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 21.6% of revenue in the 2005 quarter compared with 19.2% in the 2004 quarter. This reflects higher fuel prices, partially offset by an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in maintenance costs. As expected, maintenance costs have stabilized as we continue to update our fleet with new equipment. Fuel prices increased approximately 32% to an average of $2.15 per gallon in the 2005 quarter from $1.63 per gallon in the 2004 quarter. The $0.52 per gallon increase in fuel prices was partially offset by a $0.45 per gallon ($2.1 million) increase in fuel surcharge revenue attributable to company-owned tractors that is included in operating revenue, mitigating 87% of the increase in fuel prices.

         Insurance and claims increased $326,000 (24.5%) to $1.7 million in the 2005 quarter from $1.3 million in the 2004 quarter. As a percentage of revenue, insurance and claims remained relatively constant at 3.0% of revenue in the 2005 quarter compared with 2.9% in the 2004 quarter. On February 1, 2005 we reinstated excess insurance coverage that we had discontinued in July 2003. The additional insurance, which increases our per claim coverage from $2.0 million to $5.0 million, added $321,000 to our insurance and claims expense during the second quarter of 2005. Claims that exceed the limits of our insurance coverage, or claims for which coverage is not provided, may cause our financial condition and results of operations to suffer a materially adverse effect. The insurance policies were renewed on July 1, 2005 with no change in our retention levels.

         Taxes and licenses increased $41,000 (4.1%) to $1.0 million in the 2005 quarter from $991,000 in the 2004 quarter reflecting the increase in the number of company-owned tractors subject to annual license and permit costs. As a percentage of revenue, taxes and licenses decreased to 1.9% of revenue in the 2005 quarter compared with 2.1% of revenue in the 2004 quarter, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in taxes and licenses.

         General and administrative expenses increased $112,000 (6.5%) to $1.8 million in the 2005 quarter from $1.7 million in the 2004 quarter, reflecting increased professional fees related to Sarbanes-Oxley compliance efforts and increased advertising expense necessary for driver recruitment. As a percentage of revenue, general and administrative expenses decreased to 3.3% of revenue in the 2005 quarter compared to 3.7% in the 2004 quarter, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in general and administrative expenses.

         Communications and utilities decreased $49,000 (15.6%) to $265,000 in the 2005 quarter from $314,000 in the 2004 quarter. As a percentage of revenue, communications and utilities decreased to 0.5% of revenue in the 2005 quarter from 0.7% of revenue in the 2004 quarter, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue, without a proportionate increase in communications and utilities expenses.

         Depreciation and amortization decreased $1.1 million (34.1%) to $2.2 million in the 2005 quarter from $3.3 million in the 2004 quarter. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2005 and 2004 quarter, depreciation and amortization included net gains from the sale of equipment of $480,000 and $33,000, respectively. Additionally, during the last half of 2004 we leased 117 new tractors under operating leases. Payments under operating leases are a component of purchased transportation. If the leased tractors would have been purchased, instead of leased, approximately $377,000 of depreciation expense would have been incurred in lieu of purchased transportation expense. Finally, some of our older equipment still generates revenue but is no longer being depreciated. As a percentage of revenue, depreciation and amortization decreased to 3.9% of revenue in the 2005 quarter compared with 7.1% in the 2004 quarter, reflecting the changes described above and an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in depreciation expense. In the short-term, we expect that the presence of older equipment that is not being depreciated will more than offset increases in depreciation resulting from the addition of new equipment to our fleet. Over the long-term, as we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

         Interest expense, net, decreased $3,000 (0.8%) to $381,000 in the 2005 quarter from $384,000 in the 2004 quarter. This decrease was attributable to lower average debt outstanding, partially offset by higher interest rates. As a percentage of revenue, interest expense, net, decreased to 0.7% of revenue in the 2005 quarter compared with 0.8% in the 2004 quarter.

         As a result of the foregoing, our pre-tax margin increased to 4.2% in the 2005 quarter from 2.9% in the 2004 quarter.

         Our income tax expense in the 2005 quarter was $990,000, or 42.2% of earnings before income taxes. Our income tax expense in the 2004 quarter was $682,000, or 50.6% of earnings before income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because the cost of driver per diem expense is not deductible. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings.

         As a result of the factors described above, net earnings were $1.4 million in the 2005 quarter (2.4% of revenue), compared with $665,000 in the 2004 quarter (1.4% of revenue).

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2005, WITH SIX MONTHS ENDED JUNE 30,
2004.

         Operating revenue increased $14.8 million (16.4%) to $105.1 million in the first six months of 2005 (the 2005 period) from $90.3 million in the first six months of 2004 (the 2004 period). The increase in operating revenue resulted from increased average operating revenue per tractor per week and a 5.7% increase in our weighted average tractors.

         Average operating revenue per tractor per week, one measure of asset productivity, increased significantly to $3,275 in the 2005 period from $2,975 in the 2004 period. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation as this provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,767 in the 2005 period from $2,700 in the 2004 period, primarily due to improvements in our freight rates. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased $0.11 to $1.54 in the 2005 period from $1.43 in the 2004 period, reflecting improved lane and customer selection, increased trucking demand, and improved general economic conditions. Fuel surcharge revenue increased $7.0 million to $11.5 million in the 2005 period from $4.5 million in the 2004 period. During the first six months of 2005 and 2004, approximately $6.8 million and $3.0 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

         Our weighted average tractors increased to 1,234 in the 2005 period from 1,167 in the 2004 period.

         Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $6.3 million (21.4%) to $35.5 million in the 2005 period from $29.3 million in the 2004 period. As a percentage of revenue, purchased transportation increased to 33.8% in the 2005 period from 32.4% in the 2004 period. The changes reflect higher pay to independent contractors resulting from increases in fuel surcharge revenue and average revenue per billed mile and higher payments under operating leases of revenue equipment. The percentage of total operating revenue provided by independent contractors remained relatively constant at 35.9% in the 2005 period and 35.8% in the 2004 period. During the last half of 2004 we leased 117 new tractors under operating leases. Payments under operating leases, a component of purchased transportation, increased $848,000, to $1.0 million in the 2005 period from $153,000 in the 2004 period. If the leased tractors would have been purchased, instead of leased, a similar amount of depreciation and interest expense would have been incurred in lieu of purchased transportation expense.

         Compensation and employee benefits increased $1.5 million (5.8%) to $28.2 million in the 2005 period from $26.7 million in the 2004 period reflecting increases in the number of company drivers and in their rate of pay, and increases in non-driver employee wages, health insurance costs and worker's compensation expense. As a percentage of revenue, compensation and employee benefits decreased to 26.9% in the 2005 period from 29.6% in the 2004 period, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in wages. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, has improved to 4.94 during the 2005 period compared to 4.45 in the 2004 period. The market for recruiting drivers continues to be challenging. We have increased driver pay three times since the third quarter of 2004 and expect that further increases will be necessary. Future increases in driver pay would negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

         Fuel, supplies, and maintenance increased $5.4 million (30.5%) to $23.0 million in the 2005 period from $17.6 million in the 2004 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 21.9% of revenue in the 2005 period compared with 19.5% in the 2004 period. This reflects higher fuel prices, partially offset by an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in maintenance costs. As expected, maintenance costs have stabilized as we continue to update our fleet with new equipment. Fuel prices increased approximately 31% to an average of $2.05 per gallon in the 2005 period from $1.57 per gallon in the 2004 period. The $0.48 per gallon increase in fuel prices was partially offset by a $0.41 per gallon ($3.8 million) increase in fuel surcharge revenue attributable to company-owned tractors that is included in operating revenue, mitigating 83% of the increase in fuel prices.

         Insurance and claims increased $1.0 million (37.6%) to $3.7 million in the 2005 period from $2.7 million in the 2004 period. As a percentage of revenue, insurance and claims increased to 3.5% of revenue in the 2005 period compared with 3.0% in the 2004 period. On February 1, 2005 we reinstated excess insurance coverage that we had discontinued in July 2003. The additional insurance, which increases our per claim coverage from $2.0 million to $5.0 million, added $539,000 to our insurance and claims expense during the first six months of 2005. Claims that exceed the limits of our insurance coverage, or claims for which coverage is not provided, may cause our financial condition and results of operations to suffer a materially adverse effect. The insurance policies were renewed on July 1, 2005 with no change in our retention levels.

         Taxes and licenses increased $33,000 (1.8%) to $1.9 million in the 2005 period from $1.9 million in the 2004 period. The increase in the number of company-owned tractors subject to annual license and permit costs was partially offset by a decrease in permits and other taxes. As a percentage of revenue, taxes and licenses decreased to 1.8% of revenue in the 2005 period compared with 2.1% of revenue in the 2004 period, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in taxes and licenses.

         General and administrative expenses increased $332,000 (9.7%) to $3.8 million in the 2005 period from $3.4 million in the 2004 period, reflecting increased professional fees related to Sarbanes-Oxley compliance efforts and increased advertising expense necessary for driver recruitment. As a percentage of revenue, general and administrative expenses decreased to 3.6% of revenue in the 2005 period compared to 3.8% in the 2004 period, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in general and administrative expenses.

         Communications and utilities decreased $84,000 (12.4%) to $596,000 in the 2005 period from $680,000 in the 2004 period. As a percentage of revenue, communications and utilities decreased to 0.6% of revenue in the 2005 period from 0.8% of revenue in the 2004 period, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue, without a proportionate increase in communications and utilities expenses.

         Depreciation and amortization decreased $2.2 million (33.4%) to $4.3 million in the 2005 period from $6.5 million in the 2004 period. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2005 and 2004 period, depreciation and amortization included net gains from the sale of equipment of $1.0 million and $148,000, respectively. Additionally, during the last half of 2004 we leased 117 new tractors under operating leases. Payments under operating leases are a component of purchased transportation. If the leased tractors would have been purchased, instead of leased, approximately $754,000 of depreciation expense would have been incurred in lieu of purchased transportation expense. Finally, some of our older equipment still generates revenue but is no longer being depreciated. As a percentage of revenue, depreciation and amortization decreased to 4.1% of revenue in the 2005 period compared with 7.2% in the 2004 period, reflecting the changes described above and an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in depreciation expense. In the short-term, we expect that the presence of older equipment that is not being depreciated will more than offset increases in depreciation resulting from the addition of new equipment to our fleet. Over the long-term, as we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

         Interest expense, net, decreased $36,000 (4.8%) to $717,000 in the 2005 period from $753,000 in the 2004 period. This decrease was attributable to lower average debt outstanding, partially offset by higher interest rates. As a percentage of revenue, interest expense, net, decreased to 0.7% of revenue in the 2005 period compared with 0.8% in the 2004 period.

         During the first six months of 2004 we recorded $727,000 of income from life insurance proceeds. This non-operating income was tax exempt and added $0.15 to our earnings per share for the first six months of 2004. This one time event did not recur in 2005 and will not recur in the future.

         As a result of the foregoing, our pre-tax margin increased to 3.2% in the 2005 period from 1.7% in the 2004 period.

         Our income tax expense in the 2005 period was $1.5 million, or 44.3% of earnings before income taxes. Our income tax expense in the 2004 period was $509,000, or 65.1% of earnings before life insurance proceeds and income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by us. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings.

         As a result of the factors described above, net earnings were $1.9 million in the 2005 period (1.8% of revenue), compared with $1.0 million in the 2004 period (1.1% of revenue). Without the life insurance proceeds, our net earnings would have been $273,000 (0.3% of revenue) in the 2004 period.

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

         Our primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with commercial lending institutions and equipment manufacturers. We are experiencing improved cash flow as we have returned to profitability. At June 30, 2005, we had $4.0 million in cash and adequate borrowing availability on our line of credit to finance any near-term needs for working capital. We purchased 95 new tractors and

175 new trailers during the first six months of 2005 and plan to purchase 120 new tractors and 105 new trailers throughout the remainder of 2005, allowing for the replacement of older, high mileage tractors and trailers.

         At June 30, 2005, we had positive working capital of $2.7 million compared to negative working capital of $1.5 million at June 30, 2004. Working capital, defined as current assets minus current liabilities, is not always fully representative of our liquidity position because cash and trade receivables account for a large portion of our current assets. Our trade accounts receivable are generally collected within 32 days. Alternatively, current maturities of long term debt, a large portion of our current liabilities, are paid over one year. For this reason, a negative working capital position does not always represent liquidity problems for our company.

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

         Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through June 2006. We will require additional sources of financing over the long-term to upgrade our tractor and trailer fleets. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our short- and long-term liquidity may be adversely affected by one or more of the following factors: costs associated with insurance and claims; weak freight demand or a loss in customer relationships or volume; the impact of new hours-of-service regulations on asset productivity; the ability to attract and retain sufficient numbers of qualified drivers and independent contractors; elevated fuel prices and the ability to collect fuel surcharges; inability to maintain compliance with, or negotiate amendments to, loan covenants; the ability to finance the tractors and trailers delivered and scheduled for delivery; and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations. Based upon our improving results, anticipated future cash flows, current availability under the financing arrangement with LaSalle Bank, and sources of equipment financing that are available, we do not expect to experience significant liquidity constraints in the foreseeable future. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

         Net cash provided by operating activities was $6.7 million for the six months ended June 30, 2005, compared to $8.6 million for the six months ended June 30, 2004, reflecting improved operating results, offset by increased income tax payments in the 2005 period and cash flow from life insurance proceeds in the 2004 period that did not recur in the 2005 period. Historically, our principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $3.7 million for the six months ended June 30, 2005. The average age of our trade accounts receivable was approximately 32.9 days in the 2004 period and 31.6 days in the 2005 period.

         Net cash provided by investing activities was $2.2 million for the six months ended June 30, 2005. This related primarily to proceeds from the sale of revenue equipment.

         Net cash used in financing activities was $10.0 million for the six months ended June 30, 2005, consisting primarily of net payments of principal under our long-term debt agreements. During the second quarter of 2005 we used excess cash to prepay $4.3 million of long term debt without penalty.

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

         At June 30, 2005, there was no balance owed under the term loan. During the second quarter of 2005 we used excess cash of $4.3 million to prepay the term loan without penalty. The revolving line of credit allows for borrowing up to 85 percent of eligible receivables. At June 30, 2005, there were no borrowings outstanding under the revolving line. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with these advances, provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the arrangement. At June 30, 2005, the amount owed under capital expenditure loans was $624,000, payable in equal monthly installments of $18,000 in principal plus interest. At June 30, 2005, we had outstanding letters of credit totaling $7.7 million for self-insured amounts under our insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity. At June 30, 2005, our borrowing limit under the financing arrangement was $14.6 million, leaving approximately $6.3 million in remaining availability at such date.

         We are required to pay a facility fee on the LaSalle financing arrangement of .20% of the maximum loan limit of $20 million. Borrowings under the arrangement are secured by liens on revenue equipment, accounts receivable, and certain other assets. The interest rate on outstanding borrowings under the arrangement is equal to a spread on LaSalle's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to EBITDA, as defined under the agreement.

         The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. We were in compliance with these covenants at June 30, 2005. We believe we will maintain compliance with all covenants for the foreseeable future, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for June 30, 2005 and we expect to remain in compliance for the foreseeable future. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In this event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following tables set forth our contractual obligations and other commercial commitments as of June 30, 2005:

                      PAYMENTS (IN THOUSANDS) DUE BY PERIOD

                                            Less than                              After
Contractual Obligations          Total      One year    1-3 years    3-5 years    5 years
------------------------------------------------------------------------------------------
Long-term debt                  $31,126     $ 7,226     $14,523      $ 9,377      $     -
Operating lease obligations       6,645       1,972       3,903          741           29
Purchase obligations              3,300       3,300           -            -            -
                                ---------------------------------------------------------
Total                           $41,071     $12,498     $18,426      $10,118      $    29
                                =========================================================


         In our normal course of business we place orders with equipment manufacturers for future delivery of new tractors and trailers. The orders for trailers can be cancelled at any time without penalty prior to taking delivery. The orders for tractors can be cancelled without penalty at any time up to 60 days prior to production of the tractor. If the termination occurs less than 60 days, but more than 45 days prior to production, we retain the right to cancel subject to a per truck penalty of $500. Orders generally cannot be cancelled within 45 days prior to production. At June 30, 2005, we had commercial commitments of approximately $3.3 million, related to tractor orders that cannot be cancelled, financing for which has been prearranged.

         Approximately 40% of our long-term debt carries a variable interest rate making reliable estimates of future interest payments difficult. Using our weighted average interest rate of 5.6% as of June 30, 2005, the following approximately represents our expected obligations for future interest payments:

                      PAYMENTS (IN THOUSANDS) DUE BY PERIOD

                                            Less than                                 After
                                Total       One year      1-3 years     3-5 years    5 years
---------------------------------------------------------------------------------------------
Total interest payments        $3,859        $1,541        $ 1,868        $ 450        $  -
                              ===============================================================


         We had no other commercial commitments at June 30, 2005.

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

Interest Rate Risk

         We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangement with LaSalle Bank carries a variable interest rate equal to a spread on LaSalle's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to EBITDA, as defined under the agreement. In addition, approximately $12.0 million of our other debt carries variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at June 30, 2005, a one-point increase in the prime rate would increase interest expense by approximately $126,000. The remainder of our other debt carries fixed interest rates. At June 30, 2005, approximately 40% of our debt carried a variable interest rate and the remainder was fixed.

ITEM 4.  CONTROLS AND PROCEDURES

         As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005. During our second fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act rules.

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

         Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2005, the Company held its annual meeting of stockholders for the purpose of (a) electing five directors for one-year terms, (b) approving the Smithway Motor Xpress Corp. 2005 Omnibus Stock Plan and (c) ratifying the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2005.

The voting tabulation on the election of directors was as follows:


                                            For                       Withheld
                                            ---                       --------
G. Larry Owens                           5,377,258                     11,448
Terry G. Christenberry                   5,378,740                      9,966
Labh S. Hira                             5,378,740                      9,966
Herbert D. Ihle                          5,376,740                     11,966
Marlys L. Smith                          5,377,421                     11,285

The voting tabulation to approve the Smithway Motor Xpress Corp. 2005 Omnibus Stock Plan was as follows:


            For                         Against                 Broker Non-Votes
            ---                         -------                 ----------------
         3,669,243                      151,427                     1,558,232

The voting tabulation to ratify the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2005 was as follows:


            For                         Against                 Broker Non-Votes
            ---                         -------                 ----------------
         5,377,903                       3,388                          0


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

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

                                          SMITHWAY MOTOR XPRESS CORP.



Date: August 10, 2005                     By:  /s/ Douglas C. Sandvig
                                               ---------------------------------
                                               Douglas C. Sandvig
                                               Senior Vice President, Treasurer,
                                               and Chief Financial Officer, in
                                               his capacity as such and on
                                               behalf of the issuer

                                  Exhibit Index


Exhibit                                                                                             Method of
Number                             Description                                                       Filing
-------             ---------------------------------------------------------                    ---------------
  3.1      Articles of Incorporation                                                           Incorporated by reference

  3.2      Amended and Restated Bylaws (as in effect on March 5, 2004)                         Incorporated by reference

 31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer                   Filed herewith

 31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer                   Filed Herewith

 32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to            Filed herewith
           Section 906 of the Sarbanes-Oxley Act of 2002, by G. Larry Owens, the
           Registrant's principal executive officer

 32.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to             Filed herewith
           Section 906 of the Sarbanes-Oxley Act of 2002, by Douglas C. Sandvig, the
           Registrant's principal financial officer