Form 10-Q
period 2005-09-30
SMITHWAY MOTOR XPRESS CORP
filed 2005-11-14
CIK 941914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
    (State or Other Jurisdiction of                            (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

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

YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ] NO [X]

As of October 28, 2005, the registrant had 3,936,624 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
                                     PART I
                              FINANCIAL INFORMATION

Item 1   Financial Statements                                                3

         Condensed Consolidated Balance Sheets as of December 31, 2004
            and September 30, 2005 (unaudited).........................      3

         Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2005
            (unaudited)................................................      5

         Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2004 and 2005 (unaudited).......      6

         Notes to Condensed Consolidated Financial Statements
            (unaudited)................................................      7

Item 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................      9

Item 3   Quantitative and Qualitative Disclosures About Market Risk....     19

Item 4   Controls and Procedures.......................................     20

                                     PART II
                                OTHER INFORMATION

Item 1   Legal Proceedings.............................................     20

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds...     20

Item 3   Defaults Upon Senior Securities...............................     20

Item 4   Submission of Matters to a Vote of Security Holders...........     20

Item 5   Other Information.............................................     20

Item 6   Exhibits......................................................     21

Signatures.............................................................     22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                          DECEMBER 31,   SEPTEMBER 30,
                                              2004            2005
                                          ------------   -------------
                                                          (unaudited)
                 ASSETS

Current assets:
   Cash and cash equivalents ..........     $  5,054        $  1,423
   Receivables, net:
      Trade ...........................       16,289          21,133
      Other ...........................          487             957
   Inventories ........................          948             993
   Deposits, primarily with insurers ..          936             999
   Prepaid expenses ...................          473           2,025
   Deferred income taxes ..............        2,733           2,758
                                            --------        --------
      Total current assets ............       26,920          30,288
                                            --------        --------
Property and equipment:
   Land ...............................        1,302           1,302
   Buildings and improvements .........        7,502           7,627
   Tractors ...........................       67,872          68,130
   Trailers ...........................       36,107          38,199
   Other equipment ....................        4,265           4,678
                                            --------        --------
                                             117,048         119,936
   Less accumulated depreciation ......       67,772          61,402
                                            --------        --------
      Net property and equipment ......       49,276          58,534
                                            --------        --------
Goodwill ..............................        1,745           1,745
Other assets ..........................          335             299
                                            --------        --------
                                            $ 78,276        $ 90,866
                                            ========        ========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                             DECEMBER 31,   SEPTEMBER 30,
                                                 2004            2005
                                             ------------   -------------
                                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt ..      $ 9,301        $ 8,133
   Accounts payable ......................        6,390          9,140
   Accrued loss reserves .................        5,928          6,009
   Accrued compensation ..................        2,398          3,104
   Other accrued expenses ................          522            538
   Income tax payable ....................           18            753
                                                -------        -------
         Total current liabilities .......       24,557         27,677
Long-term debt, less current maturities ..       20,008         26,398
Deferred income taxes ....................       10,702         10,197
                                                -------        -------
         Total liabilities ...............       55,267         64,272
                                                -------        -------
Stockholders' equity:
   Preferred stock .......................           --             --
   Common stock:
      Class A ............................           40             40
      Class B ............................           10             10
   Additional paid-in capital ............       11,438         11,458
   Retained earnings .....................       11,817         15,304
   Reacquired shares, at cost ............         (296)          (218)
                                                -------        -------
         Total stockholders' equity ......       23,009         26,594
Commitments
                                                -------        -------
                                                $78,276        $90,866
                                                =======        =======

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                 -----------------------   -----------------------
                                                    2004         2005         2004         2005
                                                 ----------   ----------   ----------   ----------
Operating revenue:
   Freight ...................................   $   46,469   $   56,867   $  138,338   $  161,272
   Other .....................................          189          440          599        1,115
                                                 ----------   ----------   ----------   ----------
      Operating revenue ......................       48,658       57,307      138,937      162,387
                                                 ----------   ----------   ----------   ----------
Operating expenses:
   Purchased transportation ..................       16,125       20,423       45,384       55,938
   Compensation and employee benefits ........       13,572       13,866       40,272       42,107
   Fuel, supplies, and maintenance ...........        9,710       13,106       27,352       36,121
   Insurance and claims ......................        1,288        1,309        3,953        4,975
   Taxes and licenses ........................          906          880        2,778        2,785
   General and administrative ................        1,714        1,826        5,148        5,592
   Communications and utilities ..............          282          266          962          862
   Depreciation and amortization .............        3,203        2,334        9,695        6,658
                                                 ----------   ----------   ----------   ----------
         Total operating expenses ............       46,800       54,010      135,544      155,038
                                                 ----------   ----------   ----------   ----------
      Earnings from operations ...............        1,858        3,297        3,393        7,349
Financial (expense) income
   Interest expense ..........................         (378)        (500)      (1,141)      (1,268)
   Interest income ...........................           16           47           26           98
   Other income ..............................           --           --          727           --
                                                 ----------   ----------   ----------   ----------
      Earnings before income taxes ...........        1,496        2,844        3,005        6,179
Income tax expense ...........................          642        1,216        1,151        2,693
                                                 ----------   ----------   ----------   ----------
      Net earnings ...........................   $      854   $    1,628   $    1,854   $    3,486
                                                 ==========   ==========   ==========   ==========

Basic earnings per share .....................   $     0.18   $     0.33   $     0.38   $     0.71
                                                 ==========   ==========   ==========   ==========
Diluted earnings per share ...................   $     0.17   $     0.32   $     0.38   $     0.69
                                                 ==========   ==========   ==========   ==========

Basic weighted average shares outstanding ....    4,848,821    4,936,624    4,847,609    4,925,818
      Effect of dilutive stock options .......      120,068      123,570       92,833      117,960
                                                 ----------   ----------   ----------   ----------
Diluted weighted average shares outstanding ..    4,968,889    5,060,194    4,940,442    5,043,778
                                                 ==========   ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (unaudited)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                      -------------------
                                                                        2004       2005
                                                                      --------   --------
Cash flows from operating activities:
   Net earnings ...................................................   $  1,854   $  3,486
                                                                      --------   --------
   Adjustments to reconcile net earnings to cash provided
      by operating activities:
      Depreciation and amortization ...............................      9,696      6,658
      Deferred income tax expense (benefit) .......................        928       (530)
      Change in:
         Receivables ..............................................     (3,562)    (5,314)
         Inventories ..............................................       (220)       (45)
         Deposits, primarily with insurers ........................          2        (63)
         Prepaid expenses .........................................         23       (481)
         Accounts payable and other accrued liabilities ...........      4,922      4,288
                                                                      --------   --------
            Total adjustments .....................................     11,789      4,513
                                                                      --------   --------
            Net cash provided by operating activities .............     13,643      7,999
                                                                      --------   --------
Cash flows from investing activities:
   Purchase of property and equipment .............................       (586)    (3,881)
   Proceeds from sale of property and equipment ...................      2,757      5,716
   Other ..........................................................         21         36
                                                                      --------   --------
            Net cash provided by investing activities .............      2,192      1,871
                                                                      --------   --------
Cash flows from financing activities:
   Net borrowings on line of credit ...............................       (426)        --
   Principal payments on long-term debt ...........................     (9,837)   (13,600)
   Treasury stock reissued ........................................          5         84
   Other ..........................................................         --         15
   Change in checks issued in excess of cash balances .............       (672)        --
                                                                      --------   --------
            Net cash used in financing activities .................    (10,930)   (13,501)
                                                                      --------   --------
            Net increase (decrease) in cash and cash equivalents ..      4,905     (3,631)
Cash and cash equivalents at beginning of period ..................        355      5,054
                                                                      --------   --------
Cash and cash equivalents at end of period ........................   $  5,260   $  1,423
                                                                      --------   --------
Supplemental disclosure of cash flow information:
   Cash paid during period for:
      Interest ....................................................   $  1,175   $  1,253
      Income taxes ................................................         28      2,489
                                                                      ========   ========
Supplemental schedules of noncash investing
   and financing activities:
   Notes payable issued for tractors and trailers .................   $  9,172   $ 17,751
   Notes payable issued for excess insurance premiums .............         --      1,071
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

NOTE 2. NET EARNINGS PER COMMON SHARE

     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees and directors as potential common shares. The dilutive effect of stock options excludes 59,000 and 55,000 shares for the third quarter of 2004 and 2005, respectively, as the exercise prices of the underlying options were out of the money and the effect was anti-dilutive. Stock options outstanding at September 30, 2004, and 2005, totaled 305,650 and 240,350, respectively.

NOTE 3. STOCK OPTION PLANS

     On December 31, 2004, our ability to grant incentive stock options under our incentive stock plan expired and on March 1, 2005 our ability to grant stock options under our director stock option plan also expired. As a result, our Board of Directors determined to cease use of these plans and we now have two active stock-based compensation plans:

          (1) We have reserved 400,000 shares of Class A common stock for issuance pursuant to an employee incentive stock plan adopted during 2001. Any shares subject to awards which expire unexercised or are forfeited become available again for issuance under this plan. Under this plan, no award of incentive stock options may be made after August 6, 2011.

          (2) We have reserved 500,000 shares of Class A common stock for issuance pursuant to an omnibus stock plan adopted on May 13, 2005. Any shares subject to awards which expire unexercised or are forfeited become available again for issuance under this plan. This plan expires on May 13, 2015.

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

                                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                              ------------------   -----------------
                                                                 2004    2005        2004     2005
                                                                -----   ------      ------   ------
Net earnings, as reported                                       $ 854   $1,628      $1,854   $3,486
Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                      (4)      (7)        (11)     (12)
                                                                -----   ------      ------   ------
Pro forma net earnings                                          $ 850   $1,621      $1,843   $3,474
                                                                =====   ======      ======   ======
Basic earnings per share     - as reported                      $0.18   $ 0.33      $ 0.38   $ 0.71
                             - pro forma                        $0.18   $ 0.33      $ 0.38   $ 0.71
Diluted earnings per share   - as reported                      $0.17   $ 0.32      $ 0.38   $ 0.69
                             - pro forma                        $0.17   $ 0.32      $ 0.37   $ 0.69

     We use the Black-Scholes option pricing model to determine the fair value of stock options issued. The following table summarizes the assumptions used in our Black-Scholes calculations.

                                                                                                     Weighted
                                            Weighted           Weighted             Weighted         average
                         Number of     average risk-free   average expected         average          expected
Period                options issued     interest rate           life         expected volatility   dividends
-------------------   --------------   -----------------   ----------------   -------------------   ---------
First quarter 2004          None              N/A                    N/A              N/A              N/A
Second quarter 2004        2,000             3.23%               3 years               69%            None
Third quarter 2004          None              N/A                    N/A              N/A              N/A

First quarter 2005          None              N/A                    N/A              N/A              N/A
Second quarter 2005       22,000             3.69%             3.9 years               69%            None
Third quarter 2005          None              N/A                    N/A              N/A              N/A

     During the quarter we issued options to purchase 3,500 shares to a non-employee consultant. We estimated the value of this option to be $8 and recorded the related expense during the third quarter of 2005.

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

     Our fiscal year ends on December 31 of each year. Thus, this report discusses the third quarter and first nine months of our 2004 and 2005 fiscal years.

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

     During the third quarter of 2005, our average revenue per tractor per week increased to $3,572 from $3,227 in the third quarter of 2004. During the third quarter of 2005, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) increased to $2,884 from $2,842 in the third quarter of 2004, reflecting a 4.7% increase in our average revenue (excluding fuel surcharge, brokerage, and other revenues) per loaded mile and a 6.4% increase in our weighted average tractors to 1,234 in the 2005 quarter from 1,160 in the 2004 quarter. We exclude fuel surcharge, brokerage and other more volatile revenues in calculating our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) as we believe the analysis of tractor productivity is more meaningful if these revenues are excluded from the computation as this provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations.

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

     For the three months ended September 30, 2005, operating revenue increased 17.8% to $57.3 million from $48.7 million during the same quarter in 2004. Net earnings was $1.6 million, or $0.33 per basic share and $0.32 per diluted share, compared with net earnings of $854,000, or $0.18 per basic share and $0.17 per diluted share, during the 2004 quarter.

     For the nine months ended September 30, 2005, operating revenue increased 16.9% to $162.4 million from $138.9 million during the same period in 2004. Net earnings was $3.5 million, or $0.71 per basic share and $0.69 per diluted share, compared with net earnings of $1.9 million, or $0.38 per basic and diluted share, during the first nine months of 2004. However, during the first quarter of 2004 we recorded $727,000 of income from life insurance. This non-operating income is tax exempt and added $0.15 to our earnings per share for the first nine months of 2004. This was a one time event that did not recur in 2005. Without these life insurance proceeds, our net earnings would have been $1.1 million, or $0.23 per basic and diluted share, during the first nine months of 2004, compared with net earnings of $3.5 million, or $0.71 per basic share and $0.69 per diluted share, during the first nine months of 2005. Our net earnings and earnings per share as adjusted to exclude the life insurance proceeds are not in accordance with, or an alternative for, generally accepted accounting principles. We believe that the presentation of net earnings and the related per share amount excluding the one-time effect of these life insurance proceeds provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items to revenue for the three and nine months ended September 30, 2004 and 2005:

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,       SEPTEMBER 30,
                                           ------------------   -----------------
                                              2004    2005         2004    2005
                                             -----   -----        -----   -----
Operating revenue ......................     100.0%  100.0%       100.0%  100.0%
Operating expenses:
   Purchased transportation ............      33.1    35.6         32.7    34.4
   Compensation and employee benefits ..      27.9    24.2         29.0    25.9
   Fuel, supplies, and maintenance .....      20.0    22.9         19.7    22.2
   Insurance and claims ................       2.6     2.3          2.8     3.1
   Taxes and licenses ..................       1.9     1.5          2.0     1.7
   General and administrative ..........       3.5     3.2          3.7     3.4
   Communication and utilities .........       0.6     0.5          0.7     0.5
   Depreciation and amortization .......       6.6     4.1          7.0     4.1
                                             -----   -----        -----   -----
   Total operating expenses ............      96.2    94.2         97.6    95.5
                                             -----   -----        -----   -----
Earnings from operations ...............       3.8     5.8          2.4     4.5
Interest expense, net ..................      (0.8)   (0.8)        (0.8)   (0.7)
Life insurance proceeds ................        --      --          0.5      --
                                             -----   -----        -----   -----
Earnings before income taxes ...........       3.1     5.0          2.2     3.8
Income tax expense .....................       1.3     2.1          0.8     1.7
                                             -----   -----        -----   -----
Net earnings ...........................       1.8%    2.8%         1.3%    2.1%
                                             =====   =====        =====   =====

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005, WITH THREE MONTHS ENDED SEPTEMBER 30, 2004.

     Operating revenue increased $8.7 million (17.8%) to $57.3 million in the 2005 quarter from $48.7 million in the 2004 quarter. The increase in operating revenue resulted from increased average operating revenue per tractor per week and a 6.4% increase in our weighted average tractors.

     Average operating revenue per tractor per week, one measure of asset productivity, increased significantly to $3,572 in the 2005 quarter from $3,227 in the 2004 quarter. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation as this provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,884 in the 2005 quarter from $2,842 in the 2004 quarter, primarily due to improvements in our freight rates. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased $0.07 to $1.55 in the 2005 quarter from $1.48 in the 2004 quarter, reflecting improved lane and customer selection, increased trucking demand, and improved general economic conditions. Fuel surcharge revenue increased $4.6 million to $8.2 million in the 2005 quarter from $3.6 million in the 2004 quarter. During the third quarter of 2005 and 2004, approximately $4.7 million and $2.2 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

     Our weighted average tractors increased to 1,234 in the 2005 quarter from 1,160 in the 2004 quarter.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $4.3 million (26.7%) to $20.4 million in the 2005 quarter from $16.1 million in the 2004 quarter. As a percentage of revenue, purchased transportation increased to 35.6% in the 2005 quarter from 33.1% in the 2004 quarter. The changes reflect higher pay to independent contractors resulting from increases in fuel surcharge revenue and average revenue per billed mile and higher payments under operating leases of revenue equipment. The percentage of total operating revenue provided by independent contractors increased slightly to 37.3% in the 2005 quarter from 36.0% in the 2004 quarter. During the last half of 2004 we leased 117 new tractors under operating leases. Payments under operating leases, a component of purchased transportation, increased $421,000, to $493,000 in the 2005 quarter from $72,000 in the 2004 quarter. If the leased tractors would have been purchased, instead of leased, a similar amount of depreciation and interest expense would have been incurred in lieu of purchased transportation expense.

     Compensation and employee benefits increased $294,000 (2.2%) to $13.9 million in the 2005 quarter from $13.6 million in the 2004 quarter reflecting increases in the number of company drivers and in their rate of pay, and increases in non-driver employee wages, partially offset by decreased health insurance costs and worker's compensation expense. As a percentage of revenue, compensation and employee benefits decreased to 24.2% in the 2005 quarter from 27.9% in the 2004 quarter, reflecting the changes described above and an increase in our revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in wages. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, has improved to 4.98 during the 2005 quarter compared to 4.56 in the 2004 quarter. The market for recruiting drivers continues to be challenging. We have increased driver pay three times since the third quarter of 2004 and expect that further increases will be necessary. Future increases in driver pay would negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

     Fuel, supplies, and maintenance increased $3.4 million (35.0%) to $13.1 million in the 2005 quarter from $9.7 million in the 2004 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 22.9% of revenue in the 2005 quarter compared with 20.0% in the 2004 quarter. This reflects higher fuel prices, partially offset by an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in maintenance costs. As expected, maintenance costs have stabilized as we continue to update our fleet with new equipment. Fuel prices increased approximately 39% to an average of $2.46 per gallon in the 2005 quarter from $1.77 per gallon in the 2004 quarter. The $0.69 per gallon increase in fuel prices was partially offset by a $0.56 per gallon ($2.5 million) increase in fuel surcharge revenue attributable to company-owned tractors that is included in operating revenue, mitigating 80% of the increase in fuel prices.

     Insurance and claims increased $21,000 (1.6%) to $1.3 million in the 2005 quarter from $1.3 million in the 2004 quarter. As a percentage of revenue, insurance and claims decreased to 2.3% of revenue in the 2005 quarter compared with 2.6% in the 2004 quarter. This reflects a reduction in the cost of auto liability, physical damage, and cargo claims and an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in insurance and claims costs, partially offset by premiums paid for our reinstated excess insurance coverage. On February 1, 2005, we reinstated excess insurance coverage that we had discontinued in July 2003. The additional insurance, which increases our per claim coverage from $2.0 million to $5.0 million, added $268,000 to our insurance and claims expense during the third quarter of 2005. Claims that exceed the limits of our insurance coverage, or claims for which coverage is not provided, may cause our financial condition and results of operations to suffer a materially adverse effect. The insurance policies were renewed on July 1, 2005 with no change in our retention levels.

     Taxes and licenses decreased $26,000 (2.9%) to $880,000 in the 2005 quarter from $906,000 in the 2004 quarter. Increases related to the increase in the number of company-owned tractors subject to annual license and permit costs were more than offset by reduced over-dimensional permit costs and lower real estate taxes resulting from a successful appeal of the assessed value on one of our locations. As a percentage of revenue, taxes and licenses decreased to 1.5% of revenue in the 2005 quarter compared with 1.9% of revenue in the 2004 quarter, reflecting the items noted above and an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in taxes and licenses.

     General and administrative expenses increased $112,000 (6.5%) to $1.8 million in the 2005 quarter from $1.7 million in the 2004 quarter, reflecting increased driver recruiting and orientation expenses and professional fees related to Sarbanes-Oxley compliance efforts. As a percentage of revenue, general and administrative expenses decreased to 3.2% of revenue in the 2005 quarter compared to 3.5% in the 2004 quarter, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in general and administrative expenses.

     Communications and utilities decreased $16,000 (5.7%) to $266,000 in the 2005 quarter from $282,000 in the 2004 quarter. As a percentage of revenue, communications and utilities decreased to 0.5% of revenue in the 2005 quarter from 0.6% of revenue in the 2004 quarter, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue, without a proportionate increase in communications and utilities expenses.

     Depreciation and amortization decreased $869,000 (27.1%) to $2.3 million in the 2005 quarter from $3.2 million in the 2004 quarter. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2005 and 2004 quarter, depreciation and amortization included net gains from the sale of equipment of $476,000 and $5,000, respectively. 71.3% of the gains realized during the 2005 quarter were generated from the sale of 67 trailers. No assets were traded during the quarter. Additionally, during the last half of 2004 we leased 117 new tractors under operating leases. Payments under operating leases are a component of purchased transportation. If the leased tractors would have been purchased, instead of leased, approximately $377,000 of depreciation expense would have been incurred in lieu of purchased transportation expense. Finally, some of our older equipment still generates revenue but is no longer being depreciated. As a percentage of revenue, depreciation and amortization decreased to 4.1% of revenue in the 2005 quarter compared with 6.6% in the 2004 quarter, reflecting the changes described above and an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in depreciation expense. In the short-term, we expect that the presence of older equipment that is not being depreciated and gains on the disposition of assets will more than offset increases in depreciation resulting from the addition of new equipment to our fleet. Over the long-term, as we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

     Interest expense, net, increased $91,000 (25.1%) to $453,000 in the 2005 quarter from $362,000 in the 2004 quarter. This increase was attributable to higher average debt outstanding and higher interest rates. As a percentage of revenue, interest expense, net, remained constant at 0.8% of revenue in both quarters.

     As a result of the foregoing, our pre-tax margin increased to 5.0% in the 2005 quarter from 3.1% in the 2004 quarter.

     Our income tax expense in the 2005 quarter was $1.2 million, or 42.8% of earnings before income taxes. Our income tax expense in the 2004 quarter was $642,000, or 42.9% of earnings before income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because a portion of the cost of driver per diem expense is not deductible. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings.

     As a result of the factors described above, net earnings were $1.6 million in the 2005 quarter (2.8% of revenue), compared with $854,000 in the 2004 quarter (1.8% of revenue).

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2005, WITH NINE MONTHS ENDED SEPTEMBER 30, 2004.

     Operating revenue increased $23.5 million (16.9%) to $162.4 million in the first nine months of 2005 (the 2005 period) from $138.9 million in the first nine months of 2004 (the 2004 period). The increase in operating revenue resulted from increased average operating revenue per tractor per week and a 5.1% increase in our weighted average tractors.

     Average operating revenue per tractor per week, one measure of asset productivity, increased significantly to $3,374 in the 2005 period from $3,034 in the 2004 period. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation as this provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,806 in the 2005 period from $2,725 in the 2004 period, primarily due to improvements in our freight rates. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased $0.09 to $1.54 in the 2005 period from $1.45 in the 2004 period, reflecting improved lane and customer selection, increased trucking demand, and improved general economic conditions. Fuel surcharge revenue increased $11.6 million to $19.7 million in the 2005 period from $8.1 million in the 2004 period. During the first nine months of 2005 and 2004, approximately $11.5 million and $5.1 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

     Our weighted average tractors increased to 1,234 in the 2005 period from 1,174 in the 2004 period.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $10.6 million (23.3%) to $55.9 million in the 2005 period from $45.4 million in the 2004 period. As a percentage of revenue, purchased transportation increased to 34.4% in the 2005 period from 32.7% in the 2004 period. The changes reflect higher pay to independent contractors resulting from increases in fuel surcharge revenue and average revenue per billed mile and higher payments under operating leases of revenue equipment. The percentage of total operating revenue provided by independent contractors increased slightly to 36.4% in the 2005 period from 35.9% in the 2004 period. During the last half of 2004 we leased 117 new tractors under operating leases. Payments under operating leases, a component of purchased transportation, increased $1.3 million, to $1.5 million in the 2005 period from $225,000 in the 2004 period. If the leased tractors would have been purchased, instead of leased, a similar amount of depreciation and interest expense would have been incurred in lieu of purchased transportation expense.

     Compensation and employee benefits increased $1.8 million (4.6%) to $42.1 million in the 2005 period from $40.3 million in the 2004 period reflecting increases in the number of company drivers and in their rate of pay, and increases in non-driver employee wages, partially offset by decreased health insurance costs and worker's compensation expense. As a percentage of revenue, compensation and employee benefits decreased to 25.9% in the 2005 period from 29.0% in the 2004 period, reflecting the changes described above and an increase in our revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in wages. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, has improved to 4.95 during the 2005 period compared to 4.49 in the 2004 period. The market for recruiting drivers continues to be challenging. We have increased driver pay three times since the third quarter of 2004 and expect that further increases will be necessary. Future increases in driver pay would negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

     Fuel, supplies, and maintenance increased $8.8 million (32.1%) to $36.1 million in the 2005 period from $27.4 million in the 2004 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 22.2% of revenue in the 2005 period compared with 19.7% in the 2004 period. This reflects higher fuel prices, partially offset by an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in maintenance costs. As expected, maintenance costs have stabilized as we continue to update our fleet with new equipment. Fuel prices increased approximately 34% to an average of $2.19 per gallon in the 2005 period from $1.63 per gallon in the 2004 period. The $0.56 per gallon increase in fuel prices was partially offset by a $0.45 per gallon ($6.3 million) increase in fuel surcharge revenue attributable to company-owned tractors that is included in operating revenue, mitigating 82% of the increase in fuel prices.

     Insurance and claims increased $1.0 million (25.9%) to $5.0 million in the 2005 period from $4.0 million in the 2004 period. As a percentage of revenue, insurance and claims increased to 3.1% of revenue in the 2005 period compared with 2.8% in the 2004 period. On February 1, 2005 we reinstated excess insurance coverage that we had discontinued in July 2003. The additional insurance, which increases our per claim coverage from $2.0 million to $5.0 million, added $801,000 to our insurance and claims expense during the first nine months of 2005. Claims that exceed the limits of our insurance coverage, or claims for which coverage is not provided, may cause our financial condition and results of operations to suffer a materially adverse effect. The insurance policies were renewed on July 1, 2005 with no change in our retention levels.

     Taxes and licenses increased $7,000 (0.3%) to $2.8 million in the 2005 period from $2.8 million in the 2004 period. Increases related to the increase in the number of company-owned tractors subject to annual license and permit costs were more than offset by reduced over-dimensional permit costs and lower real estate taxes resulting from a successful appeal of the assessed value on one of our locations. As a percentage of revenue, taxes and licenses decreased to 1.7% of revenue in the 2005 period compared with 2.0% of revenue in the 2004 period, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in taxes and licenses.

     General and administrative expenses increased $444,000 (8.6%) to $5.6 million in the 2005 period from $5.1 million in the 2004 period, primarily due to increased professional fees related to Sarbanes-Oxley compliance efforts and driver recruiting and orientation expenses. As a percentage of revenue, general and administrative expenses decreased to 3.4% of revenue in the 2005 period compared to 3.7% in the 2004 period, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in general and administrative expenses.

     Communications and utilities decreased $100,000 (10.4%) to $862,000 in the 2005 period from $962,000 in the 2004 period. As a percentage of revenue, communications and utilities decreased to 0.5% of revenue in the 2005 period from 0.7% of revenue in the 2004 period, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue, without a proportionate increase in communications and utilities expenses.

     Depreciation and amortization decreased $3.0 million (31.3%) to $6.7 million in the 2005 period from $9.7 million in the 2004 period. In accordance with industry practices, the gain or loss on retirement, sale, or write-down of equipment is included in depreciation and amortization. In the 2005 and 2004 period, depreciation and amortization included net gains from the sale of equipment of $1.5 million and $153,000, respectively. 92.3% of the gains realized during the 2005 period were generated from the sale of 300 trailers. No assets were traded during the period. Additionally, during the last half of 2004 we leased 117 new tractors under operating leases. Payments under operating leases are a component of purchased transportation. If the leased tractors would have been purchased, instead of leased, approximately $1.1 million of depreciation expense would have been incurred in lieu of purchased transportation expense. Finally, some of our older equipment still generates revenue but is no longer being depreciated. As a percentage of revenue, depreciation and amortization decreased to 4.1% of revenue in the 2005 period compared with 7.0% in the 2004 period, reflecting the changes described above and an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in depreciation expense. In the short-term, we expect that the presence of older equipment that is not being depreciated will more than offset increases in depreciation resulting from the addition of new equipment to our fleet. Over the long-term, as we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

     Interest expense, net, increased $55,000 (4.9%) to $1.2 million in the 2005 period from $1.1 million in the 2004 period. This increase was attributable to higher interest rates partially offset by lower average debt outstanding. As a percentage of revenue, interest expense, net, decreased to 0.7% of revenue in the 2005 period compared with 0.8% in the 2004 period.

     During the first nine months of 2004 we recorded $727,000 of income from life insurance proceeds. This non-operating income was tax exempt and added $0.15 to our earnings per share for the first nine months of 2004. This one time event did not recur in 2005 and will not recur in the future.

     As a result of the foregoing, our pre-tax margin increased to 3.8% in the 2005 period from 2.2% in the 2004 period.

     Our income tax expense in the 2005 period was $2.7 million, or 43.6% of earnings before income taxes. Our income tax expense in the 2004 period was $1.2 million, or 50.5% of earnings before life insurance proceeds and income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because a portion of the cost of driver per diem expense is not deductible. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings.

     As a result of the factors described above, net earnings were $3.5 million in the 2005 period (2.1% of revenue), compared with $1.9 million in the 2004 period (1.3% of revenue). Without the life insurance proceeds, our net earnings would have been $1.1 million (0.8% of revenue) in the 2004 period.

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

     Our primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with commercial lending institutions and equipment manufacturers. At September 30, 2005, we had $1.4 million in cash and adequate borrowing availability on our line of credit to finance any near-term needs for working capital. During the first nine months of 2005 we purchased 157 new tractors and 335 new trailers for $20.7 million, requiring $17.8 million of new long term debt. We plan to purchase 59 new tractors throughout the remainder of 2005, allowing for the replacement of older, high mileage tractors.

     At September 30, 2005, we had positive working capital of $2.6 million compared to positive working capital of $1.2 million at September 30, 2004. Working capital, defined as current assets minus current liabilities, is not always fully representative of our liquidity position because cash and trade receivables account for a large portion of our current assets. Our trade accounts receivable are generally collected within 32 days. Alternatively, current maturities of long term debt, a large portion of our current liabilities, are paid over one year. For this reason, our working capital position does not always accurately represent the actual strength of our liquidity.

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

     Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through September 2006. We will require additional sources of financing over the long-term to upgrade our tractor and trailer fleets. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our short- and long-term liquidity may be adversely affected by one or more of the following factors: costs associated with insurance and claims; weak freight demand or a loss in customer relationships or volume; the impact of new hours-of-service regulations on asset productivity; the impact of stricter emissions standards; the ability to attract and retain sufficient numbers of qualified drivers and independent contractors; elevated fuel prices and the ability to collect fuel surcharges; inability to maintain compliance with, or negotiate amendments to, loan covenants; the ability to finance the tractors and trailers delivered and scheduled for delivery; and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations. Based upon our improving profitability, anticipated future cash flows, current availability under the financing arrangement with LaSalle Bank, and sources of equipment financing that are available, we do not expect to experience significant liquidity constraints in the foreseeable future. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

     Net cash provided by operating activities was $8.0 million for the nine months ended September 30, 2005, compared to $13.6 million for the nine months ended September 30, 2004. In spite of improved operating results, cash provided from operating activities decreased $5.6 million due to increased income tax payments in 2005, increased accounts receivable related to higher fuel surcharge revenue, increased operating lease payments on revenue equipment, increased gain on sale of fixed assets which decreased depreciation and amortization expense, and non-recurring life insurance proceeds received in 2004, Historically, our principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $5.3 million for the nine months ended September 30, 2005. The average age of our trade accounts receivable was approximately 33.1 days in the 2004 period and 31.8 days in the 2005 period.

     Net cash provided by investing activities was $1.9 million for the nine months ended September 30, 2005. This related primarily to proceeds from the sale of revenue equipment. During the third quarter of 2005, we used excess cash to purchase $2.9 million of new revenue equipment.

     Net cash used in financing activities was $13.5 million for the nine months ended September 30, 2005, consisting primarily of net payments of principal under our long-term debt agreements. During the first nine months of 2005 we used excess cash to prepay $4.9 million of long term debt without penalty.

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

     At September 30, 2005, there was no balance owed under the term loan. During the second quarter of 2005, we used excess cash of $4.3 million to prepay the term loan without penalty. The revolving line of credit allows for borrowing up to 85 percent of eligible receivables. At September 30, 2005, there were no borrowings outstanding under the revolving line. The capital expenditure loan allows for borrowing up to 80 percent of the purchase price of revenue equipment purchased with these advances, provided borrowings under the capital expenditure loan are limited to $2.0 million annually, and $4.0 million over the term of the arrangement. At September 30, 2005, there was no balance owed under capital expenditure loans. During the third quarter of 2005 we used excess cash of $606,000 of cash to prepay the capital expenditure loans without penalty. At September 30, 2005, we had outstanding letters of credit totaling $7.7 million for self-insured amounts under our insurance programs. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity. At September 30, 2005, our borrowing limit under the financing arrangement was $15.4 million, leaving approximately $7.7 million in remaining availability at such date.

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

     The LaSalle financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, capital expenditure limits, and a fixed charge coverage ratio. We were in compliance with these covenants at September 30, 2005. We believe we will maintain compliance with all covenants for the foreseeable future, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for September 30, 2005 and we expect to remain in compliance for the foreseeable future. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In this event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables set forth our contractual obligations and other commercial commitments as of June 30, 2005:

                      PAYMENTS (IN THOUSANDS) DUE BY PERIOD

                                        Less than                            After
Contractual Obligations        Total     One year   1-3 years   3-5 years   5 years
-----------------------       -------   ---------   ---------   ---------   -------
Long-term debt                $34,531    $ 8,133     $15,791     $10,607      $--
Operating lease obligations     6,152      1,971       3,865         297       19
Purchase obligations            4,908      4,908          --          --       --
                              -------    -------     -------     -------      ---
Total                         $45,591    $15,012     $19,656     $10,904      $19
                              =======    =======     =======     =======      ===

     In our normal course of business we place orders with equipment manufacturers for future delivery of new tractors and trailers. The orders for trailers can be cancelled at any time without penalty prior to taking delivery. The orders for tractors can be cancelled without penalty at any time up to 60 days prior to production of the tractor. If the termination occurs less than 60 days, but more than 45 days prior to production, we retain the right to cancel subject to a per truck penalty of $500. Orders generally cannot be cancelled within 45 days prior to production. At September 30, 2005, we had commercial commitments of approximately $4.9 million, related to tractor orders that cannot be cancelled, financing for which has been prearranged.

     Approximately 30% of our long-term debt carries a variable interest rate making reliable estimates of future interest payments difficult. Using our weighted average interest rate of 5.8% as of September 30, 2005, the following approximately represents our expected obligations for future interest payments:

                      PAYMENTS (IN THOUSANDS) DUE BY PERIOD

                                   Less than                            After
                           Total    One year   1-3 years   3-5 years   5 years
                          ------   ---------   ---------   ---------   -------
Total interest payments   $4,453     $1,780     $ 2,153       $520       $--
                          ======     ======     =======       ====       ===

     We had no other commercial commitments at September 30, 2005.

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

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 39 years for buildings and improvements, 5 years for tractors, 7 years for trailers, and 3 to 10 years for other equipment. Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale. The gain or loss on retirement or sale is included in depreciation and amortization in the consolidated statements of operation. Prior to July 1, 2005, gains on trade-ins were deferred and included in the basis of the new asset. Effective July 1, 2005, we adopted Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets," which amends Accounting Principles Board Opinion No. 29 to require recognition of gains and losses on the exchange of nonmonetary assets and eliminate the exception for nonmonetary exchanges of similar productive assets. It is replaced with a general exception for nonmonetary assets that do not have commercial substance. FAS 153 defines an exchange of nonmonetary assets as having commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of FAS 153 had no financial impact on our company since July 1, 2005 Judgments concerning salvage values and useful lives can have a significant impact

     ESTIMATED LIABILITY FOR INSURANCE CLAIMS

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

Interest Rate Risk

     We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangement with LaSalle Bank carries a variable interest rate equal to a spread on LaSalle's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to EBITDA, as defined under the agreement. In addition, approximately $10.2 million of our other debt carries variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at September 30, 2005, a one-point increase in the prime rate would increase interest expense by approximately $102,000. The remainder of our other debt carries fixed interest rates. At September 30, 2005, approximately 30% of our debt carried a variable interest rate and the remainder was fixed.

ITEM 4. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005. During our third fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act rules.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
3.1       Articles of Incorporation (1)

3.2       Amended and Restated Bylaws (2)

10.1      Form of Incentive Stock Option Agreement under Smithway Motor Xpress
          Corp. 2005 Omnibus Stock Plan (3)

10.2      Form of Non-Statutory Stock Option Agreement (Employee) under Smithway
          Motor Xpress Corp. 2005 Omnibus Stock Plan (4)

10.3      Form of Non-Statutory Stock Option Agreement (Director) under Smithway
          Motor Xpress Corp. 2005 Omnibus Stock Plan (5)

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

----------
(1) Incorporated by reference to the same numbered exhibit to our Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996.

(2) Incorporated by reference to the same numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003.

(3) Incorporated by reference to exhibit 10.2 to our Registration Statement on Form S-8, Registration No. 333-126026, effective June 22, 2005.

(4) Incorporated by reference to exhibit 10.3 to our Registration Statement on Form S-8, Registration No. 333-126026, effective June 22, 2005.

(5) Incorporated by reference to exhibit 10. 4 to our Registration Statement on Form S-8, Registration No. 333-126026, effective June 22, 2005.

*    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SMITHWAY MOTOR XPRESS CORP.


Date: November 14, 2005                 By: /s/ Douglas C. Sandvig
                                            ------------------------------------
                                            Douglas C. Sandvig
                                            Senior Vice President, Treasurer,
                                            and Chief Financial Officer, in his
                                            capacity as such and on behalf of
                                            the issuer

                                  Exhibit Index

EXHIBIT                                                             METHOD OF
 NUMBER                        DESCRIPTION                            FILING
-------                        -----------                          ---------
3.1       Articles of Incorporation                              Incorporated by
                                                                 reference

3.2       Amended and Restated Bylaws (as in effect on March     Incorporated by
          5, 2004)                                               reference


10.1      Form of Incentive Stock Option Agreement under         Incorporated by
          Smithway Motor Xpress Corp. 2005 Omnibus Stock Plan    reference

10.2      Form of Non-Statutory Stock Option Agreement           Incorporated by
          (Employee) under Smithway Motor Xpress Corp. 2005      reference
          Omnibus Stock Plan

10.3      Form of Non-Statutory Stock Option Agreement           Incorporated by
          (Director) under Smithway Motor Xpress Corp. 2005      reference
          Omnibus Stock Plan

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief        Filed herewith
          Executive Officer

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief        Filed herewith
          Financial Officer

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