Form 10-K
period 2005-12-31
SMITHWAY MOTOR XPRESS CORP
filed 2006-03-28
CIK 941914

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ______________ to ____________________

                        COMMISSION FILE NUMBER 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            NEVADA                                   42-1433844
--------------------------------     -----------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

      2031 QUAIL AVENUE

      FORT DODGE, IOWA                                  50501
---------------------------------    -----------------------------------------
   (Address of Principal                             (Zip Code)
      Executive Offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (515) 576-7418

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
CLASS A COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  [ ]  NO  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
YES  [ ]  NO  [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]  NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  [ ]  NO  [X]

As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $14,228,346 based upon the $5.50 per share closing price on that date as reported by Nasdaq. In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates, and has excluded stock options.

As of March 14, 2006, the registrant had 3,971,624 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III of this Report is incorporated by reference from the registrant's definitive proxy statement for the 2006 annual meeting of stockholders that will be filed no later than April 30, 2006.

                                TABLE OF CONTENTS

                                     PART I

Item 1      Business                                                                                 Page 3

Item 1A     Risk Factors                                                                             Page 6

Item 1B     Unresolved Staff Comments                                                                Page 6

Item 2      Properties                                                                               Page 7

Item 3      Legal Proceedings                                                                        Page 7

Item 4      Submission of Matters to a Vote of Security Holders                                      Page 7

                                     PART II

Item 5      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
            Purchases of Equity Securities                                                           Page 8

Item 6      Selected Financial Data                                                                  Page 9

Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations    Page 10

Item 7A     Quantitative and Qualitative Disclosures About Market Risk                               Page 26

Item 8      Financial Statements and Supplementary Data                                              Page 27

Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     Page 27

Item 9A     Controls and Procedures                                                                  Page 27

Item 9B     Other Information                                                                        Page 27

                                    PART III

Item 10     Directors and Executive Officers of the Registrant                                       Page 28

Item 11     Executive Compensation                                                                   Page 28

Item 12     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
            Matters                                                                                  Page 28

Item 13     Certain Relationships and Related Party Transactions                                     Page 28

Item 14     Principal Accountant Fees and Services                                                   Page 28

                                     PART IV

Item 15     Exhibits and Financial Statement Schedules                                               Page 29

            Signatures                                                                               Page 31

      This report contains "forward-looking statements." These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" for additional information and factors to be considered concerning forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

      Smithway Motor Xpress Corp. ("Smithway", "Company", "we", "us", or "our") is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily on the flatbed segment of the truckload market. We use our "Smithway Network" of computer-connected field offices, commission agencies, and company-owned terminals to offer comprehensive truckload transportation services to shippers located predominantly between the Rocky Mountains in the West and the Appalachian Mountains in the East, and in eight Canadian provinces.

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

OPERATIONS

      We integrate our sales and dispatch functions throughout our computer-connected "Smithway Network." The Smithway Network consists of our headquarters in Fort Dodge, Iowa and 10 terminals, field offices, and independent agencies. The headquarters and 9 terminals and field offices are managed by Smithway employees, while our agency terminal is managed by an independent commission agent. The customer sales representatives and agents at each location have front-line responsibility for booking freight in their regions. Fleet managers at the Fort Dodge, Iowa headquarters coordinate all load movements via computer link to optimize load selection and promote proper fleet balance among regions. Sales and dispatch functions for traffic are generally performed at terminals within the sales region.

CUSTOMERS AND MARKETING

      Our sales force includes seven sales representatives, personnel at ten terminals and field offices, and one independent commission agent. National sales representatives focus on national customers, while sales personnel at terminals, field offices, and agencies are responsible for regional customer contact. Our sales force emphasizes rapid response time to customer requests for equipment, undamaged and on-time pickup and delivery, one of the nation's largest fleets of flatbed equipment, safe and professional drivers, logistics management, dedicated fleet capability, and our strategically located Smithway Network. We believe that few other carriers operating principally in the Midwest flatbed market offer similar size and service. Consequently, we seek primarily service-sensitive freight rather than competing for all freight on the basis of price.

      In 2005, our top 50, 25, ten, and five customers accounted for approximately 48%, 38%, 25%, and 17% of revenue, respectively. No single customer accounted for 10% or more of our revenue during 2005.

TECHNOLOGY

      We utilize an operating system and freight selection software to improve the efficiency of our operations. This software was designed specifically for the trucking industry to allow managers to coordinate available equipment with the transportation needs of customers, monitor truck productivity and fuel consumption, and schedule regular equipment maintenance. It also is designed to allow immediate access to current information regarding driver and equipment status and location, special load and equipment instructions, routing, and dispatching.

      We operate on-board communication units in all company-owned tractors and offer rental of these units as an option to our independent contractors. Drivers can immediately report breakdowns or other emergency conditions. The system enables us to advise customers of the location of freight in transit through its hourly position reports of each tractor's location.

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

      We have implemented several policies to promote driver and independent contractor recruiting and retention. These include increases in pay rates and non-monetary methods which include updating our tractor fleet, maintaining an open-door policy with easy access to senior executives, appointing an advisory board comprised of top drivers and independent contractors to consult with management, and assigning each driver and independent contractor to a particular driver manager to insure personal contact. In addition, we operate over relatively short-to-medium distances (621-mile average length of haul in 2005) to return drivers home as frequently as possible.

      We are not a party to a collective bargaining agreement and our employees are not represented by a union. At December 31, 2005, we had 746 company drivers, 242 non-driver employees, and 470 independent contractors. We believe that we have good relationships with our employees and independent contractors.

SAFETY AND INSURANCE

      Our active safety and loss prevention program has resulted in the Department of Transportation's highest safety and fitness rating (satisfactory) and numerous safety awards. Our safety and loss prevention program includes pre-screening, initial orientation, six weeks of on-the-road training for drivers without substantial experience, and safety bonuses.

      We maintain insurance covering losses in excess of a $250,000 self-insured retention for casualty insurance, which includes cargo loss, personal injury, property damage, and physical damage claims. We also have a $250,000 self-insured retention for workers' compensation claims in states where a self-insured retention is allowed. Our primary casualty and workers' compensation insurance policies have a limit of $2.0 million per occurrence. We reinstated excess coverage on February 1, 2005 which covers losses above our primary policy limit of $2.0 million up to a per claim loss limit of $5.0 million. All policies are scheduled for renewal in July 2006. Claims that exceed the limits of insurance coverage, or for which coverage is not provided, may cause our financial condition and results of operations to suffer a materially adverse effect.

REVENUE EQUIPMENT

            Our equipment strategy for company-owned tractors (as opposed to independent contractors' tractors) is to operate tractors for a period that balances capital expenditure requirements, disposition values, driver acceptability, repair and maintenance expense, and fuel efficiency. In 2004, we began to replace our tractor fleet in order to shorten our tractor trade cycle to approximately 500,000 miles. We plan to routinely replace approximately 25% of our company tractors annually. Increased costs associated with the manufacturing of the new, EPA-compliant engines, changes in the market for used tractors, and difficult market conditions faced by tractor manufacturers may result in increased equipment prices and increased operating expenses.

            We operate conventional (engine forward) tractors with standard engine and drivetrain components, and trailers with standard brakes and tires to minimize our inventory of spare parts. All equipment is subject to our regular maintenance program, and also is inspected and maintained each time it passes through one of our maintenance facilities.

            The following table shows the number of units and average age of company-owned revenue equipment as of the indicated dates. The beginning and end of period numbers include only tractors and trailers that were available for dispatch.

                                                       Year ended December 31,
                                                    -----------------------------
                                                    2003        2004        2005
                                                    -----       -----       -----
TRACTORS
  Beginning of Period                                 773         750         794
            Acquired                                   58         279         252
            Disposed                                  (83)       (212)       (233)
            Change in availability of tractors          2         (23)        (31)
  End of Period                                       750         794         782
Average age at end of period (in months)               44          36          29

TRAILERS
  Beginning of Period                               2,109       1,968       1,771
            Acquired                                   39           3         340
            Disposed                                 (180)       (200)       (390)
  End of Period                                     1,968       1,771       1,721
Average age at end of period (in months)               67          78          69

      During 2006, we plan to acquire 200 new tractors and 380 new trailers to replace old tractors and trailers.

COMPETITION

      The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the flatbed or van market. We compete primarily with other regional, short-to-medium-haul carriers and private truck fleets used by shippers to transport their own products in proprietary equipment. Competition is based primarily upon service and price. We also compete to a limited extent with rail and rail-truck intermodal service, but attempt to limit this competition by seeking service-sensitive freight and focusing on short-to-medium lengths of haul. Although we believe the 864 company drivers and independent contractors dedicated to our flatbed operation at December 31, 2005 rank our flatbed division among the ten largest such fleets in that industry segment, there are other trucking companies, including diversified carriers with large flatbed fleets, that possess substantially greater financial resources and operate more equipment than us.

FUEL AVAILABILITY AND COST

      We actively manage fuel costs. Company drivers purchase virtually all of our fuel through service centers with which we have volume purchasing arrangements. Most of our contracts with customers contain fuel surcharge provisions and we also attempt to recover increases in fuel prices through higher rates. However, increases in fuel prices generally are not fully offset through these measures.

      Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a materially adverse effect on our operations and profitability. It is uncertain whether fuel prices will continue to increase or will decrease, or the extent to which we can recoup a portion of these costs through fuel surcharges.

REGULATION

      We are a motor carrier regulated by the U.S. Department of Transportation and other federal and state agencies. Our business activities in the United States are subject to broad federal, state and local laws and regulations beyond those applicable to most business activities. Our regulated business activities include, but are not limited to, service area, routes traveled, equipment specifications, commodities transported, rates and charges, accounting systems, financial reporting and insurance coverages. Our Canadian business activities are subject to similar requirements imposed by the laws and regulations of the Dominion of Canada and provincial laws and regulations. Motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and by Canadian provincial authorities. Matters such as weight and equipment dimensions are also subject to federal, state and provincial regulations.

      The Federal Motor Carrier Safety Administration of the U.S. Department of Transportation made significant changes to the regulations governing the hours of service for drivers of commercial motor vehicles that carry freight. Truckload carriers were required to comply with the revised regulations effective October 1, 2005, with a transitional period of compliance and enforcement from October 1, 2005 through December 31, 2005. In general, the new regulations are intended to increase safety by giving drivers more opportunity to rest and obtain restorative sleep during each work cycle by, for example, increasing the minimum off duty time during each work cycle. The maximum on-duty period after which a driver may no longer drive was shortened and can no longer be extended by time spent off duty (such as meal stops and other rest breaks) once the on-duty period has begun. Therefore, delays during a driver's on-duty time (such as those caused by loading/unloading problems) may limit drivers' available hours behind the wheel, particularly if such delays occur late in an on-duty period. This, and other operational issues that the new rules may create, could increase our operating costs.

      The Environmental Protection Agency adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 1, 2002. The initial reduction became effective October 1, 2002, with more stringent reductions scheduled to become effective on January 1, 2007 and 2010. Among other things, the regulations require diesel engines to use exhaust gas recirculation technology. Compliance with the regulations has increased the cost of our new tractors and operating expenses while reducing fuel economy, and it is anticipated that the 2007 and 2010 changes will further adversely impact those areas.

      We are subject to federal, state, provincial and local environmental laws and regulations. We believe that we are in substantial compliance with such laws and regulations. However, continuing costs of such compliance may have a material adverse effect on our competitive position, operations or financial condition or require a material increase in currently anticipated capital expenditures.

ITEM 1A. RISK FACTORS

      The information set forth under the caption "Risk Factors" in Item 7 of
Part II of this Form 10-K is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2. PROPERTIES

      Our headquarters consists of 38,340 square feet of office space and 51,000 square feet of equipment maintenance and wash facilities, located on 31 acres near Fort Dodge, Iowa. The Smithway Network consists of locations in or near the following cities with the facilities noted:

                                                               Driver
             Company Locations               Maintenance     Recruitment     Dispatch     Sales     Ownership
-----------------------------------------    -----------     -----------     --------     -----     ---------
Birmingham, Alabama......................                         X             X           X        Leased
Black Hawk, South Dakota.................         X               X             X           X        Owned
Chicago, Illinois........................                                       X           X        Owned
Des Moines, Iowa.........................         X                             X           X        Owned
Fort Dodge, Iowa.........................         X               X             X           X        Owned
Joplin, Missouri.........................                                       X           X        Leased
McPherson, Kansas........................         X                             X           X        Owned
Oklahoma City, Oklahoma..................         X               X             X           X        Owned
Oshkosh, Wisconsin.......................                                       X           X        Leased
Phoenix, Arizona.........................                                       X           X        Leased
     Agent Location
Toledo, Ohio.............................                                       X           X        By Agent

----------
All leases are on a month-to-month basis.

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

     PERIOD          HIGH      LOW
----------------    ------    ------
Fiscal Year 2005
     1st Quarter    $ 8.11    $ 5.48
     2nd Quarter    $ 6.49    $ 5.37
     3rd Quarter    $ 8.01    $ 5.40
     4th Quarter    $ 9.54    $ 6.33

     PERIOD          HIGH      LOW
----------------    ------    ------
Fiscal Year 2004
     1st Quarter    $ 4.22    $ 1.64
     2nd Quarter    $ 3.49    $ 2.37
     3rd Quarter    $ 4.18    $ 3.05
     4th Quarter    $ 7.79    $ 3.63

      As of March 14, 2006, we had 264 stockholders of record of our Class A Common Stock. However, we believe that many additional holders of Class A Common Stock are unidentified because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

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

      ISSUER PURCHASES OF EQUITY SECURITIES. None.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

                                                                          Years Ended December 31,
                                                      2001          2002            2003           2004           2005
                                                    ---------      ------         ---------      ---------      ---------
                                                            (In thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Operating revenue...............................    $ 190,826      $ 169,468      $ 165,329      $ 189,001      $ 220,386
Operating expenses:
  Purchased transportation......................       70,129         62,364         55,596         61,638         76,403
  Compensation and employee benefits............       54,394         51,834         51,506         54,468         56,314
  Fuel, supplies, and maintenance...............       32,894         27,722         29,857         38,427         49,957
  Insurance and claims..........................        5,325          7,324          4,393          5,636          6,708
  Taxes and licenses............................        3,817          3,444          3,444          3,653          3,599
  General and administrative....................        8,294          7,153          6,934          6,929          7,752
  Communications and utilities..................        2,123          1,783          1,463          1,274          1,189
  Loss (gain) on disposal of assets.............          520           (792)          (439)          (470)        (2,245)
  Depreciation and amortization.................       18,258         17,217         14,678         12,810         11,017
  Goodwill impairment...........................           --          3,300             --             --             --
                                                    ---------      ---------      ---------      ---------      ---------
     Total operating expenses...................      195,754        181,349        167,432        184,365        210,694
                                                    ---------      ---------      ---------      ---------      ---------
     Earnings (loss) from operations............       (4,928)       (11,881)        (2,103)         4,636          9,692
Interest expense (net)..........................       (3,004)        (1,915)        (1,755)        (1,509)        (1,702)
Other income....................................           --             --             --            727             --
                                                    ---------      ---------      ---------      ---------      ---------
Loss (earnings) before income taxes.............       (7,932)       (13,796)        (3,858)         3,854          7,990
Income taxes (benefit)..........................       (2,721)        (5,118)        (1,270)         1,613          3,749
                                                    ---------      ---------      ---------      ---------      ---------
Net (loss) earnings.............................       (5,211)        (8,678)        (2,588)         2,241          4,241
                                                    =========      =========      =========      =========      =========
Basic (loss) earnings per common share..........    $   (1.07)     $   (1.79)     $   (0.53)     $    0.46      $    0.86
                                                    =========      =========      =========      =========      =========
Diluted (loss) earnings per common share........    $   (1.07)     $   (1.79)     $   (0.53)     $    0.45      $    0.84
                                                    =========      =========      =========      =========      =========
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital.................................    $     (55)     $  (4,128)     $  (3,782)     $   2,363      $     918
Net property and equipment......................       79,045         67,570         54,399         49,276         61,422
Total assets....................................      106,436         89,409         76,680         78,276         90,111
Long-term debt, including current maturities ...       49,742         43,820         33,617         29,309         33,548
Total stockholders' equity......................    $  31,866      $  23,193      $  20,605      $  23,009      $  27,478

OPERATING DATA:
Operating ratio (1).............................        102.6%         107.0%         101.3%          97.5%          95.6%
Operating ratio, excluding fuel surcharges (2)..        102.6%         107.0%         101.3%          97.4%          94.9%
Average revenue per tractor per week(3).........    $   2,189      $   2,162      $   2,367      $   2,712      $   2,808
Average revenue per loaded mile(3)..............    $    1.34      $    1.37      $    1.37      $    1.46      $    1.56
Average length of haul in miles.................          697            664            659            658            621
Company tractors at end of period...............          939            773            750            794            782
Independent contractor tractors at end of period          575            521            430            445            470
Weighted average tractors during period.........        1,530          1,410          1,234          1,186          1,237
Trailers at end of period.......................        2,781          2,480          2,278          2,101          2,047
Weighted average shares outstanding:
  Basic.........................................        4,852          4,846          4,846          4,851          4,931
  Diluted.......................................        4,852          4,846          4,846          4,952          5,047

----------
(1)   Operating expenses divided by operating revenue.

(2) Operating expenses minus fuel surcharge revenue, divided by operating revenue excluding fuel surcharge revenue.

(3)   Excludes fuel surcharge, brokerage, and other revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      Except for the historical information contained herein, the discussion in this annual report on Form 10-K contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "believe", "may", "could", "expects", "likely", variations of these words, and similar expressions, are intended to identify such forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in the section entitled "Risk Factors," as well as those discussed in this item and elsewhere in this annual report on Form 10-K.

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

      Beginning in 2000 and continuing through most of 2003, truckload carriers operated in a very difficult business environment. A combination of high fuel prices, rising insurance premiums, tightened credit standards, a depressed used truck market, a declining number of independent contractors, and slowing freight demand associated with an economic downturn affected the profitability of many trucking companies, including our company. In addition to these general industry factors, the impact of the economic downturn on our customer base was particularly severe, resulting in a more pronounced weakening in our freight demand than that experienced by truckload carriers generally. During that period, several customers experienced economic difficulties, some of which declared bankruptcy. Beginning in the last half of 2003 and continuing today, our industry has begun to feel the positive effects of an increase in freight demand and general economic improvement.

      In the second quarter of 2003, we began to implement a plan designed to return Smithway to profitability by achieving a more streamlined and efficient operation. Our return to profitability in 2004 and continued profitability in 2005 is a testament to the positive impact of that plan. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues), our main measure of asset productivity, improved 28%, to $2,808 in 2005 from $2,189 in 2003, as we increased miles per tractor, reduced non-revenue miles, and reduced the number of tractors without drivers. In addition, we reduced our fixed costs of terminals, equipment, and non-driving personnel, although these savings were partially offset by higher maintenance and fuel costs per mile. The net result was an improvement of 570 basis points in our operating ratio, to 95.6% in 2005 from 101.3% in 2003.

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

      In 2005, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) increased to $2,808 from $2,712 in 2004. Our operating revenue increased $31.4 million (16.6%), to $220.4 million in 2005 from $189.0 million in 2004, while weighted average tractors increased 4.3% to 1,237 in 2005 from 1,186 in 2004. Our ending fleet size grew by 13 units (1%) to 1,252 units at December 31, 2005 compared to 1,239 units at December 31, 2004.

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

RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of certain items to revenue for the periods indicated:

                                                 2003       2004       2005
                                                ------     ------     ------
Operating revenue............................   100.0%     100.0%     100.0%
Operating expenses:
         Purchased transportation............    33.6       32.6       34.7
         Compensation and employee benefits..    31.2       28.8       25.6
         Fuel, supplies, and maintenance.....    18.1       20.3       22.7
         Insurance and claims................     2.7        3.0        3.0
         Taxes and licenses..................     2.1        1.9        1.6
         General and administrative........       4.2        3.7        3.5
         Communication and utilities.........     0.9        0.7        0.5
         Gain on disposal of assets..........    (0.3)      (0.3)      (1.0)
         Depreciation and amortization.......     8.9        6.8        5.0
                                                -----      -----      -----
         Total operating expenses............   101.3       97.5       95.6
                                                -----      -----      -----
Earnings (loss) from operations..............    (1.3)       2.5        4.4
Interest expense, (net)......................    (1.1)      (0.8)      (0.8)
Other income.................................      --        0.4         --
                                                -----      -----      -----
(Loss) earnings before income taxes..........    (2.3)       2.0        3.6
Income tax (benefit) expense.................    (0.8)       0.9        1.7
                                                -----      -----      -----
Net (loss) earnings..........................    (1.6)%      1.2%       1.9%
                                                =====      =====      =====

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004.

      Operating revenue increased $31.4 million (16.6%) to $220.4 million in 2005 from $189.0 million in 2004. The increase in operating revenue resulted from increased average operating revenue per tractor per week and a 4.3% increase in our weighted average tractors. Operating revenue, excluding fuel surcharge revenue of $29.4 million, increased $15.4 million (8.8%) to $191.0 million in 2005 from $175.6 million, excluding fuel surcharge revenue of $13.4 million, in 2004. Operating revenue in 2005, excluding fuel surcharge revenue of $29.4 million, brokerage revenue of $8.8 million, and other revenue of $1.5 million, was $180.6 million. Operating revenue in 2004, excluding fuel surcharge revenue of $13.4 million, brokerage revenue of $7.6 million, and other revenue of $811,000, was $167.2 million.

      Average operating revenue per tractor per week increased significantly to $3,426 in 2005 from $3,065 in 2004. Operating revenue includes revenue from operating our trucks as well as other, more volatile, revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,808 in 2005 from $2,712 in 2004, primarily due to increased production from our seated equipment. For the year, revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased to $1.56 in 2005 from $1.46 in 2004. Fuel surcharge revenue increased $16.0 million to $29.4 million in 2005 from $13.4 million in 2004. During 2005 and 2004, approximately $17.0 million and $8.4 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

      Our weighted average tractors increased to 1,237 in 2005 from 1,186 in 2004 reflecting an increase in the number of independent contractor providers of equipment.

      Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $14.8 million (24.0%) to $76.4 million in 2005 from $61.6 million in 2004. As a percentage of revenue, purchased transportation increased to 34.7% in 2005 from 32.6% in 2004. The changes reflect higher pay to independent contractors resulting from increases in fuel surcharge revenue and average revenue per billed mile, an increase in the number of independent contractors and in the percentage of the fleet supplied by independent contractors, and higher payments under operating leases of revenue equipment. The percentage of total operating revenue provided by independent contractors increased to 36.4% in 2005 from 35.4% in 2004. We believe we are one of the few companies providing an environment to increase our independent contractor fleet, which grew nearly 6% in 2005. During the last half of 2004, we leased 117 new tractors under operating leases. Payments under operating leases, a component of purchased transportation, increased $1.4 million, to $2.0 million in 2005 from $540,000 in 2004. If the leased tractors would have been purchased, instead of leased, we would have incurred a similar amount of depreciation and interest expense in lieu of purchased transportation expense.

      Compensation and employee benefits increased $1.8 million (3.4%) to $56.3 million in 2005 from $54.5 million in 2004 reflecting increases in the number of company drivers and their rate of pay, and increases in non-driver employee wages, partially offset by decreased health insurance costs. As a percentage of revenue, compensation and employee benefits decreased to 25.6% in 2005 from 28.8% in 2004, reflecting the changes described above and an increase in our revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in wages. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, has improved to 5.0 during 2005 compared to 4.6 during 2004. The market for recruiting drivers continues to be challenging. We have increased driver pay three times since the third quarter of 2004 and expect that further increases will be necessary. Future increases in driver pay would negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

      Fuel, supplies, and maintenance increased $11.5 million (30.0%) to $50.0 million in 2005 from $38.4 million in 2004. As a percentage of revenue, fuel, supplies, and maintenance increased to 22.7% of revenue in 2005 compared with 20.3% in 2004. This reflects higher fuel prices, partially offset by an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in fuel, supplies, and maintenance costs. Maintenance costs have stabilized as we continue to update our fleet with new equipment. Fuel prices, however, increased approximately 33% to an average of $2.29 per gallon in 2005 from $1.73 per gallon in 2004. The $0.56 per gallon increase in fuel prices was partially offset by a $0.47 per gallon ($8.7 million) increase in fuel surcharge revenue attributable to company-owned tractors which is included in operating revenue, mitigating 83% of the increase in fuel prices.

      Insurance and claims increased $1.1 million (19.0%) to $6.7 million in 2005 from $5.6 million in 2004, primarily due to additional premiums paid for our reinstated excess insurance coverage. As a percentage of revenue, insurance and claims remained constant at 3.0% of revenue in both years. This reflects a reduction in the cost of auto liability, physical damage, and cargo claims and an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in insurance and claims costs, partially offset by premiums paid for our reinstated excess insurance coverage. On February 1, 2005, we reinstated excess insurance coverage that we had discontinued in July 2003. The additional insurance, which increases our per claim coverage from $2.0 million to $5.0 million, added $1.1 million to our insurance and claims expense during 2005. Claims that exceed the limits of our insurance coverage, or claims for which coverage is not provided, may cause our financial condition and results of operations to suffer a materially adverse effect. The insurance policies were renewed on July 1, 2005 with no change in our retention levels.

      Taxes and licenses decreased $54,000 (1.5%) to $3.6 million in 2005 from $3.7 million in 2004. Increases related to the increase in the number of company-owned tractors subject to annual license and permit costs were more than offset by reduced over-dimensional permit costs and lower real estate taxes of $30,000 resulting from a successful appeal of the assessed value on one of our locations. As a percentage of revenue, taxes and licenses decreased to 1.6% of revenue in 2005 compared with 1.9% of revenue in 2004, reflecting the items noted above and an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in taxes and licenses.

      General and administrative expenses increased $823,000 (11.9%) to $7.8 million in 2005 from $6.9 million in 2004, primarily due to increased professional fees related to Sarbanes-Oxley compliance efforts and driver recruiting and orientation expenses. As a percentage of revenue, general and administrative expenses decreased to

3.5% of revenue in 2005 compared with 3.7% in 2004, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in general and administrative expenses.

      Communications and utilities decreased $85,000 (6.7%) to $1.2 million in 2005 from $1.3 million in 2004. As a percentage of revenue, communications and utilities decreased to 0.5% of revenue in 2005 compared with 0.7% of revenue in 2004, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in communications and utilities expenses.

      Gains on the disposal of assets increased $1.8 million (377.7%) to $2.2 million in 2005 from $470,000 in 2004. As a percentage of revenue, gains on the disposal of assets increased to 1.0% of revenue in 2005 compared with 0.2% in 2004. The increase in gains is primarily attributable to the sale of used trailers. Prior to 2005, very few trailers had been replaced. As we replace our trailer fleet over the next several years we expect gains to continue at or near 2005 levels, assuming consistent market conditions for used equipment.

      Depreciation and amortization decreased $1.8 million (14.0%) to $11.0 million in 2005 from $12.8 million in 2004, reflecting the acquisition during 2004 of 117 new tractors under operating leases. Payments under operating leases are a component of purchased transportation. If the leased tractors would have been purchased, instead of leased, approximately $1.5 million of depreciation expense would have been incurred in 2005 in lieu of purchased transportation expense. Also, some of our older equipment still generates revenue but is no longer being depreciated. As a percentage of revenue, depreciation and amortization decreased to 5.0% of revenue in 2005 compared with 6.8% in 2004, reflecting the changes described above and an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in depreciation expense. As we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

      Interest expense, net, increased $193,000 (12.8%) to $1.7 million in 2005 from $1.5 million in 2004. This increase was attributable to higher average debt outstanding and higher interest rates. As a percentage of revenue, interest expense, net, remained relatively constant at 0.7% of revenue in 2005 compared with 0.8% in 2004.

      During 2004, we recorded $727,000 of income from life insurance proceeds. This non-operating income is tax exempt and added $0.15 to our earnings per share for 2004. This was a one time event that did not recur in 2005 and will not recur in the future.

      As a result of the foregoing, our pre-tax margin increased to 3.6% in 2005 from 2.0% in 2004.

      Our income tax expense in 2005 was $3.7 million, or 46.9% of earnings before income taxes. Our income tax expense in 2004 was $1.6 million, or 51.6% of earnings before life insurance proceeds and income taxes. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by us. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings or loss.

      As a result of the factors described above, net earnings were $4.2 million in 2005 (1.9% of revenue), compared with $2.2 million in 2004 (1.2% of revenue). Without the life insurance proceeds of $727,000, our net earnings would have been $1.5 million (0.8% of revenue) in the 2004 period. In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 95.6% during 2005 as compared with 97.5% during 2004. Our operating ratio, excluding fuel surcharge revenue, was 94.9% during 2005 as compared with 97.4% during 2004.

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003.

      Operating revenue increased $23.7 million (14.3%) to $189.0 million in 2004 from $165.3 million in 2003. The increase in operating revenue resulted from increased average operating revenue per tractor per week and an increase in fuel surcharge revenue, offset partially by a reduction in our weighted average tractors. Operating revenue, excluding fuel surcharge revenue, increased $16.1 million (10.1%) to $175.6 million in 2004 from $159.5 million in 2003. Operating revenue in 2003, excluding fuel surcharge revenue of $5.9 million, brokerage revenue of $7.0 million, and other revenue of $681,000, was $152.3 million.

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

      Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $6.0 million (10.9%) to $61.6 million in 2004 from $55.6 million in 2003. As a percentage of revenue, purchased transportation decreased to 32.6% in 2004 from 33.6% in 2003. The changes reflect a decrease in the number of independent contractors throughout 2003 and in the percentage of the fleet supplied by independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 35.4% in 2004 from 36.8% in 2003. We believe the decline in independent contractors as a percentage of our total fleet was attributable to high fuel costs, high insurance costs, tighter credit standards, and slow freight demand, which diminished the pool of drivers interested in becoming or remaining independent contractors. The decline in the number of independent contractors slowed significantly near the end of 2003 as freight demand and the general economy improved. During 2004, our number of independent contractors slowly increased.

      Compensation and employee benefits increased $3.0 million (5.8%) to $54.5 million in 2004 from $51.5 million in 2003. As a percentage of revenue, compensation and employee benefits decreased to 28.8% in 2004 from 31.2% in 2003, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in wages. These factors were partially offset by an increase in the percentage of the fleet comprised of company-owned tractors and an increase in drivers' pay rate, which was raised approximately two cents per mile on August 1, 2004. Finally, increases in health care costs continued to negatively impact our health insurance and workers' compensation expense.

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

      Gains on the disposal of assets increased $31,000 (7.1%) to $470,000 in 2004 from $439,000 in 2003. As a percentage of revenue, gains on the disposal of assets decreased to 0.2% of revenue in 2004 compared with 0.3% in 2003.

      Depreciation and amortization decreased $1.9 million (12.7%) to $12.8 million in 2004 from $14.7 million in 2003. As a percentage of revenue, depreciation and amortization decreased to 6.8% of revenue in 2004 compared with 8.9% in 2003, partly due to increased average revenue per tractor and reduction of unseated tractors, which more efficiently spreads depreciation expense. Additionally, some of our older equipment still generated revenue but was no longer being depreciated.

      Interest expense, net, decreased $246,000 (14.0%) to $1.5 million in 2004 from $1.8 million in 2003. This decrease was attributable to lower average debt outstanding, partially offset by higher interest rates. As a percentage of revenue, interest expense, net, decreased to 0.8% of revenue in 2004 compared with 1.1% in 2003.

      During 2004, we recorded $727,000 of income from life insurance resulting from the death of William G. Smith, our former President and Chief Executive Officer. This non-operating income is tax exempt and added $0.15 to our earnings per share for 2004. This was a one time event that will not recur in the future.

      As a result of the foregoing, our pre-tax margin increased to 2.0% in 2004 from (2.3%) in 2003.

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

      As a result of the factors described above, net earnings were $2.2 million in 2004 (1.2% of revenue), compared with a net loss of $2.6 million in 2003 (1.6% of revenue). Without the life insurance proceeds of $727,000, our net earnings would have been $1.5 million (0.8% of revenue) in the 2004 period. In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 97.5% during 2004 as compared with 101.3% during 2003. Our operating ratio, excluding fuel surcharge revenue, was 97.4% during 2004 as compared with 101.3% during 2003.

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

      We had positive working capital of $918,000 on December 31, 2005 and $2.4 million on December 31, 2004. Working capital, defined as current assets minus current liabilities, is not always fully representative of our liquidity position because cash and trade receivables account for a large portion of our current assets. Our trade accounts receivable are generally collected within 32 days. Alternatively, current maturities of long term debt, a large portion of our current liabilities, are paid over one year.

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

      Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through 2006. We will require additional sources of financing over the long-term to upgrade our tractor and trailer fleets. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our short- and long-term liquidity may be adversely affected by one or more of the following factors: costs associated with insurance and claims; weak freight demand or a loss in customer relationships or volume; the impact of new hours-of-service regulations on asset productivity; the ability to attract and retain sufficient numbers of qualified drivers and independent contractors; elevated fuel prices and the ability to collect fuel surcharges; inability to maintain compliance with, or negotiate amendments to, loan covenants; the ability to finance the tractors and trailers delivered and scheduled for delivery; and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations. Based upon our improving results, anticipated future cash flows, current availability under our financing arrangement with LaSalle Bank, and sources of equipment financing that are available, we do not expect to experience significant liquidity constraints in the foreseeable future. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

      Net cash provided by operating activities was $11.7 million, $16.8 million, and $12.6 million for the years ended December 31, 2003, 2004, and 2005, respectively. Historically, our principal use of cash is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $572,000, $2.0 million, and $3.0 million for the years ended December 31, 2003, 2004, and 2005, respectively. The average age of our trade accounts receivable was approximately 34 days for 2003, 33 days for 2004, and 32 days for 2005.

      Net cash provided by (used in) investing activities was $2.9 million, $2.0 million, and ($1.6) million for the years ended December 31, 2003, 2004, and 2005, respectively. Such amounts related primarily to purchases and sales of revenue equipment.

      Net cash used in financing activities of $14.4 million, $14.1 million, and $15.9 million for the years ended December 31, 2003, 2004, and 2005, respectively, consisted primarily of net payments of principal under our long-term debt agreements.

      We have a financing arrangement with LaSalle Bank, which expires on October 31, 2010, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle Bank may terminate the arrangement prior to October 31, 2010, in the event of default, and may terminate at the end of any renewal term. The agreement provides for a revolving line of credit which allows for borrowings up to 85% of eligible receivables. At December 31, 2005, total borrowings under the revolving line were $760,000.

      The financing arrangement also includes financing for letters of credit. At December 31, 2005, we had outstanding letters of credit totaling $7.6 million for self-insured amounts under our insurance programs. We are required to pay an annual fee of 1.25% of the outstanding letters of credit. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement discussed above. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity.

      The combination of borrowings under the line of credit and outstanding letters of credit with LaSalle Bank cannot exceed the lower of $15 million or a specified borrowing base, which at December 31, 2005 was $14.7 million, leaving $6.3 million in remaining availability at such date. We are required to pay a facility fee on the LaSalle Bank's financing arrangement of .25% of the unused loan limit. Borrowings under the arrangement are secured by accounts receivable. The interest rate on outstanding borrowings under the arrangement is equal to a spread on LaSalle Bank's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, as defined under the agreement. At December 31, 2005 the applicable interest rate under the arrangement was equal to the prime rate minus 50 basis points.

      The LaSalle Bank financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, debt to EBITDAR, and a fixed charge coverage ratio. We were in compliance with these requirements at December 31, 2005. We believe we will maintain compliance with all covenants throughout 2006, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for December 31, 2005 and we expect to remain in compliance for the foreseeable future. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In this event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

      CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following tables set forth the contractual obligations and other commercial commitments as of December 31, 2005:

                                                               PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                                                  ----------------------------------------------------------------
                                                               LESS THAN        1-3           3-5        MORE THAN
CONTRACTUAL OBLIGATIONS                            TOTAL        1 YEAR         YEARS         YEARS        5 YEARS
-----------------------                           -------      ---------      -------       -------      ---------
Long-term debt...............................     $33,548      $   8,363      $14,604       $10,581      $      --
Operating lease obligations..................       5,660          1,971        3,601            78             10
Purchase obligations.........................         418            418           --            --             --
                                                  -------        -------      -------       -------      ---------
     Total...................................     $39,626        $10,752      $18,205       $10,659      $      10
                                                  =======        =======      =======       =======      =========

      In our normal course of business we place orders with equipment manufacturers for future delivery of new tractors and trailers. The orders for trailers can be cancelled at any time without penalty prior to taking delivery. The orders for tractors can be cancelled without penalty at any time up to 60 days prior to production of the tractor. If the termination occurs less than 60 days, but more than 45 days, prior to production, we retain the right to cancel subject to a minimal per truck penalty of $500. Orders generally cannot be cancelled within 45 days prior to production. At December 31, 2005, we had commercial commitments of approximately $418,000 related to tractor orders that cannot be cancelled.

      Approximately 30% of our long-term debt carries a variable interest rate making reliable estimates of future interest payments difficult. Using our weighted average interest rate of 6.11% as of December 31, 2005, the following approximately represents our expected obligations for future interest payments:

                                                        INTEREST PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                                             ---------------------------------------------------------------

                                                          LESS THAN        1-3          3-5        MORE THAN
                                              TOTAL        1 YEAR         YEARS        YEARS        5 YEARS
                                             -------      ---------       -----        -----       ---------
Total interest payments.................     $ 4,488      $   1,793      $ 2,128     $   567       $      --
                                             =======      =========      =======     =======       =========

      We had no other commercial commitments at December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

      Our liquidity is not materially affected by off-balance sheet transactions. During the last six months of 2004 we leased 116 new tractors under operating leases. These new leases will increase equipment rent expense, a component of purchased transportation expense, in future periods. Our obligations under non-cancelable operating lease agreements are as follows:
2006, $2.0 million; 2007, $2.0 million; 2008, $1.6 million; 2009, $39,000; 2010,
$39,000, thereafter $10,000. These obligations exclude potential Terminal Remainder Adjustment Clause (TRAC) payments or refunds on 116 tractors amounting to 40% of the original purchase price due at the end of the original 48 month term of the lease. After 48 months, we expect the residual value of the tractors to be greater than 40% of the original cost, allowing us to return the tractors without penalty.

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

      IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. Our judgment concerning future cash flows is an important part of this determination. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised 2004), "Share-Based Payment." This statement (SFAS 123R) is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective for our company on January 1, 2006.

      We will adopt SFAS 123R using the modified-prospective-transition method. Under this method, we will recognize compensation cost for share-based payments to our employees based on their grant-date fair value from the beginning of 2006. Measurement and attribution of compensation cost for awards that were granted prior to, but not vested as of December 31, 2005, will be based on the same estimate of the grant-date fair value used previously under SFAS No. 123 for pro forma disclosure purposes. For those awards that are granted, modified or settled after December 31, 2005, compensation cost will be measured and recognized in the financial statements in accordance with the provisions of SFAS 123R. For periods prior to adoption, the financial statements will remain unchanged. Accordingly, pro forma disclosures will not be necessary for periods after the adoption of the new standard.

      In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections." Statement 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for our company for all accounting changes and any error corrections occurring after January 1, 2006.

      In March 2005, the FASB issued Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations" that requires conditional asset retirement obligations to be recognized if a legal obligation exists to perform asset retirement activities and a reasonable estimate of the fair value of the obligation can be made. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted the provisions of FIN 47 on December 31, 2005 and recorded conditional asset retirement obligations of $54,000.

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

RISK FACTORS

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

THE TRANSPORTATION INDUSTRY IS AFFECTED BY BUSINESS RISKS THAT ARE LARGELY OUT OF OUR CONTROL, ANY OF WHICH COULD SIGNIFICANTLY REDUCE OUR OPERATING MARGINS AND INCOME.

      Our business is dependent upon a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. These factors include excess capacity in the transportation industry, significant increases or rapid fluctuations in fuel prices, interest rates, insurance and claims costs, tolls, license and registration fees, declines in the resale value of used equipment and the cost of healthcare for our employees, to the extent that the negative impact of these factors is not offset by increases in freight rates or fuel surcharges. Our results of operations also are affected by recessionary economic cycles and downturns in customers' business cycles, particularly in geographic areas, market segments and industries in which we have a concentration of customers. Our results of operations are also affected by seasonal factors. Customers tend to reduce shipments during the winter months.

RAPID CHANGES IN FUEL COSTS AND POTENTIAL CHANGES IN FUEL TAXES COULD IMPACT OUR FINANCIAL RESULTS.

      Fuel and fuel taxes currently represent 19% of our operating expenses. Fuel prices have continued to rise throughout 2003, 2004 and 2005. Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a materially adverse effect on our operating results.

      We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic, and market factors that are generally outside our control. Political events in the Middle East, Venezuela, and elsewhere and hurricanes, and other weather-related events, also may cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel. To the extent we are not successful in these negotiations, our results or operations may be adversely affected. In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. As of December 31, 2005, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

      From time to time, various legislative proposals are introduced to increase federal, state, or local taxes, including taxes on motor fuels. We cannot predict whether, or in what form, any increase in such taxes that impact us will be enacted and, if enacted, whether or not our independent contractors would attempt to pass the increase on to us or whether we will be able to reflect this potential increased cost of capacity, if any, in prices to customers. Moreover, competition from other transportation service companies including those that provide non-trucking modes of transportation and intermodal transportation would likely increase if federal or state taxes on fuel were to increase without a corresponding increase in taxes imposed upon other modes of transportation.

SEASONALITY AND THE IMPACT OF WEATHER AFFECT OUR OPERATIONS AND PROFITABILITY.

      Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather which creates higher accident frequency, increased claims, and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile.

WE WILL HAVE SIGNIFICANT ONGOING CAPITAL REQUIREMENTS THAT COULD REDUCE OUR INCOME IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FROM OPERATIONS.

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

INCREASED PRICES, REDUCED PRODUCTIVITY, AND RESTRICTED AVAILABILITY OF NEW REVENUE EQUIPMENT MAY ADVERSELY AFFECT OUR EARNINGS AND CASH FLOWS.

      Going forward, as we continue to upgrade our equipment fleet, we expect depreciation and/or equipment rent expense, a component of purchased transportation expense, to increase. Prices for new tractors have been increasing over the past few years, and we expect this trend to continue, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive emissions standards for 2007 will require vendors to introduce new engines. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. If revenue production were to decrease, the increased depreciation and/or rent could have a materially adverse effect on operating results. Furthermore, new engines after 2007 are expected to reduce equipment productivity and lower fuel mileage and, therefore, increase our operating expenses. In addition, a decreased demand for used revenue equipment could adversely affect our business and operating results. We rely on the sale and trade-in of used revenue equipment to offset the cost of new revenue equipment. The demand for used revenue equipment is currently stable. However, a reversal of this trend could result in lower market values. This would increase our capital expenditures for new revenue equipment and increase our maintenance costs if management decides to extend the use of revenue equipment in a depressed market.

DIFFICULTY IN ATTRACTING DRIVERS AND INDEPENDENT CONTRACTORS COULD AFFECT OUR PROFITABILITY AND ABILITY TO GROW.

      Competition for drivers and independent contractors is intense in the trucking industry. There is, and historically has been, an industry-wide shortage of qualified drivers and independent contractors which has been particularly severe during the past few years. The number of independent contractors has decreased industry-wide for a variety of economic reasons. Our independent contractors are responsible for paying their own equipment, fuel and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry. Furthermore, competition for drivers continues to increase. If a shortage of drivers should continue, or if we are unable to recruit additional drivers and independent contractors, this could force us to increase compensation or limit fleet size, either of which could have a materially adverse effect on operating results.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, AND OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ADEQUATELY ADDRESS POTENTIAL DOWNWARD PRICING PRESSURES AND OTHER FACTORS THAT MAY ADVERSELY AFFECT OUR OPERATIONS AND SIGNIFICANTLY REDUCE OUR OPERATING MARGINS AND INCOME.

      Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

     - We compete with many other transportation service providers (including other truckload carriers, private fleets operated by existing and potential customers, and to some extent railroads and railroad intermodal service), some of which have a lower cost structure, more equipment and greater capital resources than we do or have other competitive advantages.

     - Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices or maintain significant growth in our business.

     - Our customers may negotiate rates or contracts that minimize or eliminate our ability to continue to hedge fuel price increases through a fuel surcharge on our customers.

     - Many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved transportation service providers, and in some instances we may not be selected.

     - Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors.

     - The trend towards consolidation in the ground transportation industry may continue to create larger carriers with greater financial resources and other competitive advantages relating to their size.

     - Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments.

ONGOING INSURANCE AND CLAIMS EXPENSES COULD SIGNIFICANTLY REDUCE OUR INCOME.

      Our future insurance and claims expenses might exceed historical levels, which could significantly reduce our earnings. If the number or severity of claims for which we are self-insured increases, our earnings could be significantly reduced.

      We currently self-insure for a portion of our claims exposure resulting from cargo loss, personal injury, property damage and workers' compensation and a portion of employee health insurance. Our limited amount of excess coverage and high self-insured retention increases our risk associated with the frequency and severity of accidents and could increase our expenses or make them more volatile from period to period. Furthermore, if we experience claims that exceed the limits of our insurance coverage, or if we experience claims for which coverage is not provided, our financial condition and results of operations could suffer a materially adverse effect. In February 2005, we reinstated excess insurance coverage for losses above our primary policy limit of $2.0 million up to $5.0 million. The cost of this excess insurance to provide protection against unusually large claims will increase our insurance premiums in the future. Furthermore, insurance carriers have recently raised premiums for most trucking companies. As a result, our insurance and claims expenses could increase when some of our current coverages expire in June 2006. If these expenses increase, and we are unable to offset the increase with higher rates, our earnings could be materially and adversely impacted.

WE OPERATE IN A HIGHLY REGULATED INDUSTRY, AND COSTS OF COMPLIANCE WITH, OR LIABILITY FOR VIOLATION OF, EXISTING OR FUTURE REGULATIONS COULD SIGNIFICANTLY INCREASE OUR COSTS OF DOING BUSINESS.

      The U.S. Department of Transportation and various state and federal agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations and safety. Effective October 1, 2005, driver hours of service regulations were revised. The majority of these rule changes had initially been effective in January 2004. In general, the new rules are likely to create a moderate reduction in the amount of time available to drivers in longer lengths of haul, which could reduce equipment productivity in those lanes. The Federal Motor Carrier Safety Administration is studying rules relating to braking distance and on-board data recorders that could result in new rules being proposed. We are unable to predict the effect of any proposed rules, but we expect that any proposed rules would increase costs in our industry, and the on-board data recorders potentially could decrease productivity and the number of people interested in being drivers.

      The U.S. Environmental Protection Agency (EPA) recently adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. In part to offset the costs of compliance with the new EPA engine design requirements, some manufacturers have significantly increased new equipment prices and eliminated or sharply reduced the price of repurchase or trade-in commitments. If new equipment prices were to increase, or if the price of repurchase commitments by equipment manufacturers were to decrease, more than anticipated, we may be required to increase our depreciating and financing costs or retain some of our equipment longer, with a resulting increase in maintenance expenses. To the extent we are unable to offset these increases in expenses with rate increases or cost savings, our results of operations could be adversely affected. If our fuel or maintenance expenses were to increase as a result of our use of the new, EPA-compliant engines, and we are unable to offset these increases with fuel surcharges or higher freight rates, our results of operations could be adversely affected. Further, our business and operations could be adversely impacted if we experience problems with the reliability of the new engines.

OUR MANAGEMENT TEAM IS AN IMPORTANT PART OF OUR BUSINESS AND LOSS OF KEY PERSONNEL COULD IMPAIR OUR SUCCESS.

      We benefit from the leadership and experience of our senior management team and depend on their continued services to successfully implement our business strategy. We have not entered into employment agreements for a fixed period with members of our current management. The loss of key personnel could have a material adverse effect on our operating results, business or financial condition.

FEAR OF TERRORISM AND THE INCREASED COSTS ASSOCIATED WITH HOMELAND SECURITY MAY NEGATIVELY IMPACT OUR BUSINESS.

      In the aftermath of the terrorist attacks on the United States, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks. If the new security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers, or may incur increased expenses to do so. We cannot assure you that these measures will not significantly increase our costs and reduce our operating margins and income.

      In addition, we cannot predict the effects on the economy or consumer confidence of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could impair our operating efficiency and productivity and result in higher operating costs.

WE ARE HIGHLY DEPENDENT ON A FEW MAJOR CUSTOMERS, THE LOSS OF ONE OR MORE OF WHICH COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

      A significant portion of our revenue is generated from a limited number of major customers. For the year ended December 31, 2005, our top 25 customers accounted for approximately 33% of our revenue. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

WE ARE DEPENDENT ON COMPUTER AND COMMUNICATIONS SYSTEMS, AND A SYSTEMS FAILURE COULD CAUSE A SIGNIFICANT DISRUPTION TO OUR BUSINESS.

      Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently use a centralized computer network and regular communication to achieve system-wide load coordination. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. In the event of a significant system failure, our business could experience significant disruption.

OUR OPERATIONS ARE SUBJECT TO VARIOUS ENVIRONMENTAL LAWS AND REGULATIONS, THE VIOLATION OF WHICH COULD RESULT IN SUBSTANTIAL FINES OR PENALTIES.

      In addition to direct regulation by the U.S. Department of Transportation and other agencies, we are subject to various environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm-water. We operate in industrial areas, where truck terminals and other industrial facilities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others.

      If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a materially adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

      Our business also is subject to the effects of new tractor engine design requirements implemented by the EPA such as those that became effective October 1, 2002 and are expected to become effective in 2007 which are discussed above under "Risk Factors - Increased prices for, or increased costs of operating, new revenue equipment may materially and adversely affect our earnings and cash flow." Additional changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

      Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers' behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

OUR INDEPENDENT CONTRACTORS MAY BE IMPROPERLY CLASSIFIED, AND ANY CHANGES TO THEIR CLASSIFICATION COSTS MAY INCREASE OUR OPERATING EXPENSES.

      From time to time, various legislative or regulatory proposals are introduced at the federal or state levels to change the status of independent contractors' classification to employees for either employment tax purposes (withholding, social security, Medicare and unemployment taxes) or other benefits available to employees. Currently, most individuals are classified as employees or independent contractors for employment tax purposes based on 20 "common-law" factors rather than any definition found in the Internal Revenue Code or Internal Revenue Service regulations. In addition, under Section 530 of the Revenue Act of 1978, taxpayers that meet certain criteria may treat an individual as an independent contractor for employment tax purposes if they have been audited without being told to treat similarly situated workers as employees, if they have received a ruling from the Internal Revenue Service or a court decision affirming their treatment, or if they are following a long-standing recognized practice.

      We classify all of our independent contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefit purposes. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of independent contractors or independent commission sales agents currently doing business with us. Although we believe that there are no proposals currently pending that would change the employee/independent contractor classification of independent contractors or independent commission sales agents currently doing business with the

Company, the costs associated with potential changes, if any, with respect to these independent contractor classifications could have a material adverse effect on us, including our results of operations and financial condition if we were unable to reflect them in our fee arrangements with the independent contractors or independent commission sales agents or in the prices charged to our customers.

WE MAY NOT MAKE ACQUISITIONS IN THE FUTURE AND ANY ACQUISITIONS WE DO MAKE MAY FAIL TO ACHIEVE DESIRED RESULTS.

      We have made no acquisitions of companies during the past three years and there is no assurance that we will make acquisitions in the future. If we fail to make any future acquisitions, our ability to compete in the industry could be negatively affected. Furthermore, acquisitions involve numerous risks, including: difficulties in assimilating the acquired company's operations; the diversion of management's attention from other business concerns; the risks of entering into markets in which management has no or only limited direct experience; and the potential loss of customers, key employees and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we make any acquisitions in the future, there can be no assurance that we will be able to successfully integrate the acquired companies or assets into our business.

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

Interest Rate Risk

      We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangements with LaSalle Bank and some other lenders provide for a variable interest rate. At December 31, 2005, approximately $9.9 million of our total debt, or 30%, carried variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at December 31, 2005, a one-point increase in the prime rate would increase annual interest expense by approximately $99,000. The remainder of our other debt carries fixed interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our audited financial statements, including our consolidated balance sheets and consolidated statements of operations, cash flows, stockholders' equity, and notes related thereto, are included at pages 33 to 48 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005. During our fourth fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information respecting executive officers and directors set forth under the captions "Election of Directors; Information Concerning Directors and Executive Officers," "Corporate Governance; Board of Directors; Committees of the Board of Directors," "Corporate Governance; Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance; Code of Business Conduct and Ethics" in our Proxy Statement for the 2006 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement") is incorporated herein by reference; provided, that the "Audit Committee Report for 2005" contained in the Proxy Statement is not incorporated by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information as of December 31, 2005 for our compensation plans under which securities may be issued:

                                   NUMBER OF SECURITIES TO BE         WEIGHTED-AVERAGE          NUMBER OF SECURITIES
                                     ISSUED UPON EXERCISE OF          EXERCISE PRICE OF        REMAINING AVAILABLE FOR
                                      OUTSTANDING OPTIONS,          OUTSTANDING OPTIONS,        FUTURE ISSUANCE UNDER
PLAN CATEGORY                          WARRANTS AND RIGHTS           WARRANTS AND RIGHTS      EQUITY COMPENSATION PLANS
-------------                      --------------------------       --------------------      -------------------------
Equity Compensation Plans                 197,350                          $    4.46                    834,500
Approved by Securityholders
Equity Compensation Plans
Not Approved by Securityholders             8,000                          $    2.60                         --
     Total                                205,350                          $    4.38                    834,500

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITYHOLDERS

      On July 27, 2000, we made a one-time grant to each of our three non-employee directors of an option to purchase 4,000 shares of our Class A Common Stock. The exercise price was set at 85% of the closing price on the date of the grant ($2.60), and the options vested immediately. During 2004, one director's option to purchase 4,000 shares was forfeited due to his retirement. The remaining options expire on July 27, 2006. These grants were not subject to stockholder approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information respecting certain relationships and transactions of management set forth under the captions "Executive Compensation; Compensation Committee Interlocks, Insider Participation, and Related Party Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information respecting accountant fees and services set forth under the caption "Ratification of Selection of Independent Registered Public Accounting Firm; Principal Accounting Fees and Services" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1. FINANCIAL STATEMENTS.

      Our audited financial statements are set forth at the following pages of this report:

Independent Auditors' Report.......................................................... Page 32
Consolidated Balance Sheets........................................................... Page 33
Consolidated Statements of Operations................................................. Page 35
Consolidated Statements of Stockholders' Equity....................................... Page 36
Consolidated Statements of Cash Flows................................................. Page 37
Notes to Consolidated Financial Statements............................................ Page 38

      2. FINANCIAL STATEMENT SCHEDULES.

      Financial statement schedules are not required because all required information is included in the financial statements or is immaterial.

(b) EXHIBITS

EXHIBIT
 NUMBER                                   EXHIBIT
-------      ---------------------------------------------------------------------------------------
  3.1        Articles of Incorporation (1)

  3.2        Amended and Restated Bylaws (as in effect on March 5, 2004) (2)

  10.1       401(k) Plan adopted August 14, 1992, as amended (3) +

  10.2       Form of Outside Director Stock Option Agreement dated July 27, 2000, between Smithway Motor Xpress Corp. and each of
             Terry G. Christenberry and Herbert D. Ihle (4) +

  10.3       New Employee Incentive Stock Plan, adopted August 6, 2001 (5) +

  10.4       Amended and Restated Loan and Security Agreement dated December 30, 2005, by and among Smithway Motor Xpress, Inc.,
             East West Motor Xpress, Inc. and LaSalle Bank National Association (6)

  10.5       Master Lease Agreement dated August 6, 2004 between LaSalle National Leasing Corporation, as Lessor, and Smithway Motor
             Xpress Corp. and Smithway Motor Xpress, Inc., as Lessee (7)

  10.6       Form of Stock Option Agreement for New Employee Incentive Stock Plan (8) +

  10.7       Smithway Motor Xpress Corp. 2005 Omnibus Stock Plan (9)

  10.8       Form of Incentive Stock Option Agreement under Smithway Motor Xpress Corp. 2005 Omnibus Stock Plan (10)

  10.9       Form of Non-Statutory Stock Option Agreement (Employee) under Smithway Motor Xpress Corp. 2005 Omnibus Stock Plan (11)

 10.10       Form of Non-Statutory Stock Option Agreement (Director) under Smithway Motor Xpress Corp. 2005 Omnibus Stock Plan (12)

 10.11       Form of Change-in-Control Agreement with G. Larry Owens, Douglas C. Sandvig and Chad A. Johnson (13) +

 10.12       Description of 2005 Bonus Program (14) +

   14        Code of Ethics (15)

   21        List of Subsidiaries (16)

EXHIBIT
NUMBER                                   EXHIBIT
-------   ----------------------------------------------------------------------
  23      Consent of KPMG LLP, independent registered public accounting firm*

  24      Powers of Attorney*

 31.1 Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by
          G. Larry Owens, the Company's principal executive officer*

 31.2 Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Douglas C. Sandvig, the Company's principal financial officer*

  32      Section 1350 Certifications*

+     Management compensatory plans and arrangements.

*     Filed herewith.

(1) Incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996.

(2) Incorporated by reference to exhibit 3.2 to our Annual report on Form 10-K for the fiscal year ended December 31, 2003. Commission File No. 000-20793, dated March 30, 2004.

(3) Incorporated by reference to exhibit 10.3 to our Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996.

(4) Incorporated by reference to exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended September 30, 2000. Commission File No. 000-20793, dated November 3, 2000.

(5) Incorporated by reference to exhibit 10.10 to our Annual report on Form 10-K for the fiscal year ended December 31, 2001. Commission File No. 000-20793, dated March 28, 2002.

(6) Incorporated by reference to exhibit 10 to our Current Report on Form 8-K dated December 30, 2005. Commission File No. 000-20793, filed January 4, 2006.

(7) Incorporated by reference to exhibit 10.22 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004. Commission File No. 000-20793, filed November 12, 2004.

(8) Incorporated by reference to exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004. Commission File No. 000-20793, filed November 12, 2004.

(9) Incorporated by reference to annex A to our definitive proxy statement for our 2005 annual meeting of shareholders. Commission File No. 000-20793, filed April 15, 2005.

(10) Incorporated by reference to exhibit 10.2 to our Registration Statement on Form S-8, Registration No. 333-126026, effective June 22, 2005.

(11) Incorporated by reference to exhibit 10.3 to our Registration Statement on Form S-8, Registration No. 333-126026, effective June 22, 2005.

(12) Incorporated by reference to exhibit 10.4 to our Registration Statement on Form S-8, Registration No. 333-126026, effective June 22, 2005.

(13) Incorporated by reference to exhibit 10 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005. Commission File No. 000-20793, filed May 11, 2005.

(14)  Incorporated by reference to the description of this program included in
      Item 1.01 of our Current Report on Form 8-K dated February 10, 2006. Commission File No. 000-20793, filed February 21, 2006.

(15) Incorporated by reference to exhibit 14 to our Annual report on Form 10-K for the fiscal year ended December 31, 2003. Commission File No. 000-20793, dated March 30, 2004.

(16) Incorporated by reference to exhibit 21 to our Annual report on Form 10-K for the fiscal year ended December 31, 1999. Commission File No. 000-20793, dated March 29, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SMITHWAY MOTOR XPRESS CORP.

Date: March 28, 2006            By:  /s/ Douglas C. Sandvig
                                    --------------------------------
                                    Douglas C. Sandvig
                                    Senior Vice President, Chief Financial
                                    Officer, and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                 Position                           Date
--------------------------------     -------------------------------------------------   --------------
/s/ G. Larry Owens                   President, Chief Executive Officer, and
-----------------------------        Secretary; Director (principal executive officer)   March 28, 2006
G. Larry Owens

/s/ Douglas C. Sandvig               Senior Vice President, Chief Financial Officer,
-----------------------------        and Treasurer (principal financial officer and
Douglas C. Sandvig                   principal accounting officer)                       March 28, 2006

/s/ *
-----------------------------
Herbert D. Ihle                      Director                                            March 28, 2006

/s/ *
-----------------------------
Labh S. Hira                         Director                                            March 28, 2006

/s/ *
-----------------------------
Terry G. Christenberry               Director                                            March 28, 2006

/s/ *
-----------------------------
Marlys L. Smith                      Director                                            March 28, 2006

* Douglas C. Sandvig, by signing his name hereto, does hereby sign this document on behalf of each of the above-named officers and/or directors of the registrant pursuant to powers of attorney duly executed by such persons.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Smithway Motor Xpress Corp.:

We have audited the accompanying consolidated balance sheets of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

                                  /s/ KPMG LLP

Des Moines, Iowa
February 10, 2006

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                              DECEMBER 31,
                                                      --------------------------
                                                         2004            2005
                                                      -----------     ----------
                      ASSETS
Current assets:
  Cash and cash equivalents........................   $     5,054     $      168
 Receivables:
     Trade (note 4)................................        16,289         19,209
     Other.........................................           487            611
  Inventories......................................           948            938
  Deposits, primarily with insurers (note 10)......           936            976
  Prepaid expenses.................................           473          1,597
  Deferred income taxes (note 5)...................         2,733          3,133
                                                      -----------     ----------
            Total current assets...................        26,920         26,632
                                                      -----------     ----------
Property and equipment (note 4):
  Land.............................................         1,302          1,137
  Buildings and improvements.......................         7,502          7,052
  Tractors.........................................        67,872         72,354
  Trailers.........................................        36,107         36,260
  Other equipment..................................         4,265          4,323
                                                      -----------     ----------
                                                          117,048        121,126
  Less accumulated depreciation....................        67,772         59,704
                                                      -----------     ----------
            Net property and equipment.............        49,276         61,422
                                                      -----------     ----------
Goodwill (note 2)..................................         1,745          1,745
Other assets.......................................           335            312
                                                      -----------     ----------
                                                      $    78,276     $   90,111
                                                      ===========     ==========

          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                         DECEMBER 31,
                                                                                   -----------------------
                                                                                      2004          2005
                                                                                   -----------   ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt (note 4).................................   $    9,301    $   8,363
  Accounts payable..............................................................        6,390        7,401
  Accrued loss reserves (note 10)...............................................        5,928        6,681
  Accrued compensation..........................................................        2,398        2,463
  Other accrued expenses........................................................          522          493
  Income tax payable............................................................           18          313
                                                                                   ----------    ---------
            Total current liabilities...........................................       24,557       25,714
Long-term debt, less current maturities (note 4)................................       20,008       24,425
Line of credit (note 4).........................................................           --          760
Deferred income taxes (note 5)..................................................       10,702       11,734
                                                                                   ----------    ---------
            Total liabilities...................................................       55,267       62,633
                                                                                   ----------    ---------
Stockholders' equity (notes 6 and 7):
  Preferred stock (.01 par value; authorized 5 million shares; issued none).....           --           --
  Common stock:
    Class A (.01 par value; authorized 20 million shares;
                     issued 2004 and 2005 - 4,035,989 shares)...................           40           40
    Class B (.01 par value; authorized 5 million shares;
                   issued 2004 and 2005 - 1 million shares).....................           10           10
  Additional paid-in capital....................................................       11,438       11,511
  Retained earnings.............................................................       11,817       16,058
  Reacquired shares, at cost (2004 - 135,368 shares; 2005 - 64,365 shares)......         (296)        (141)
                                                                                   ----------    ---------
            Total stockholders' equity..........................................       23,009       27,478

                                                                                   ----------    ---------
Commitments (note 10)                                                              $   78,276    $  90,111
                                                                                   ==========    =========

          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                                  YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                            2003             2004           2005
                                                        ------------     -----------     -----------
Operating revenue:
     Freight........................................    $    164,648     $   188,190     $   218,850
     Other..........................................             681             811           1,536
                                                        ------------     -----------     -----------
           Operating revenue........................         165,329         189,001         220,386
                                                        ------------     -----------     -----------
Operating expenses:
     Purchased transportation.......................          55,596          61,638          76,403
     Compensation and employee benefits.............          51,506          54,468          56,314
     Fuel, supplies, and maintenance................          29,857          38,427          49,957
     Insurance and claims...........................           4,393           5,636           6,708
     Taxes and licenses.............................           3,444           3,653           3,599
     General and administrative.....................           6,934           6,929           7,752
     Communications and utilities...................           1,463           1,274           1,189
     Gain on disposal of assets.....................            (439)           (470)         (2,245)
     Depreciation and amortization..................          14,678          12,810          11,017
                                                        ------------     -----------     -----------
           Total operating expenses.................         167,432         184,365         210,694
                                                        ------------     -----------     -----------
         (Loss) earnings from operations............          (2,103)          4,636           9,692
Financial (expense) income
     Interest expense...............................          (1,781)         (1,563)         (1,826)
     Interest income................................              26              54             124
     Other income...................................              --             727              --
                                                        ------------     -----------     -----------
         (Loss) earnings before income taxes........          (3,858)          3,854           7,990
Income tax (benefit) expense (note 5)...............          (1,270)          1,613           3,749
                                                        ------------     -----------     -----------
          Net (loss) earnings.......................    $     (2,588)    $     2,241     $     4,241
                                                        ============     ===========     ===========
Basic (loss) earnings per share (note 8)............    $      (0.53)    $      0.46     $      0.86
                                                        ============     ===========     ===========
Diluted (loss) earnings per share (note 8)..........    $      (0.53)    $      0.45     $      0.84
                                                        ============     ===========     ===========

          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2003, 2004, and 2005
                             (Dollars in thousands)

                                                             Additional                                    Total
                                                   Common     paid-in       Retained     Reacquired    stockholders'
                                                    stock     capital       earnings      shares            Equity
                                                    --------------------------------------------------------------
Balance at December 31, 2002...................     $  50     $  11,393    $   12,164      $   (414)     $  23,193
Net loss.......................................        --            --        (2,588)           --         (2,588)
                                                    --------------------------------------------------------------
Balance at December 31, 2003...................        50        11,393         9,576          (414)        20,605
Net earnings...................................        --            --         2,241            --          2,241
Treasury stock reissued (53,800 shares)........        --            45            --           118            163
                                                    --------------------------------------------------------------
Balance at December 31, 2004...................        50        11,438        11,817          (296)        23,009
Net earnings...................................        --            --         4,241            --          4,241
Treasury stock reissued (71,003 shares)........        --            73            --           155            228
                                                    --------------------------------------------------------------
Balance at December 31, 2005...................     $  50     $  11,511    $   16,058      $   (141)     $  27,478
                                                    ==============================================================

          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                                       YEARS ENDED DECEMBER 31,
                                                                                                ------------------------------------
                                                                                                    2003        2004         2005
                                                                                                ----------   ---------    ----------
Cash flows from operating activities:
  Net (loss) earnings.......................................................................    $   (2,588)   $  2,241     $  4,241
                                                                                                ----------   ---------    ---------
  Adjustments to reconcile net (loss) earnings to cash provided by operating activities:
      Depreciation and amortization.........................................................        14,678      12,810       11,017
      Gain on Disposal of assets............................................................          (439)       (470)      (2,245)
      Deferred income tax (benefit) expense.................................................        (1,296)      1,271          632
      Change in:
           Receivables......................................................................          (572)     (2,061)      (3,044)
           Inventories......................................................................           (14)        (66)          10
           Deposits, primarily with insurers................................................          (192)          9          (40)
           Prepaid expenses.................................................................           455         564          (53)
           Accounts payable and other accrued liabilities...................................         1,713       2,472        2,095
                                                                                                ----------   ---------    ---------
               Total adjustments............................................................        14,333      14,529        8,372
                                                                                                ----------   ---------    ---------
                 Net cash provided by operating activities..................................        11,745      16,770       12,613
                                                                                                ----------   ---------    ---------
Cash flows from investing activities:
  Purchase of property and equipment........................................................          (320)     (2,063)     (10,367)
  Proceeds from sale of property and equipment..............................................         3,036       4,051        8,750
  Other.....................................................................................           190         (37)          23
                                                                                                ----------   ---------    ---------
             Net cash provided by (used in) investing activities............................         2,906       1,951       (1,594)
                                                                                                ----------   ---------    ---------
Cash flows from financing activities:
   Net borrowings (repayment) on line of credit.............................................        (1,266)       (426)         760
   Principal payments on long-term debt.....................................................       (12,721)    (13,087)     (16,893)
   Change in checks issued in excess of cash balances.......................................          (414)       (672)          --
   Treasury stock reissued and other........................................................            --         163          228
                                                                                                ----------   ---------    ---------
            Net cash used in financing activities...........................................       (14,401)    (14,022)     (15,905)
                                                                                                ----------   ---------    ---------
            Net increase (decrease) in cash and cash equivalents............................           250       4,699       (4,886)
Cash and cash equivalents at beginning of year..............................................           105         355        5,054
                                                                                                ----------   ---------    ---------
Cash and cash equivalents at end of year....................................................    $      355   $   5,054    $     168
                                                                                                ==========   =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during year for:

          Interest..........................................................................    $    1,746   $   1,589    $   1,811
          Income taxes......................................................................            27         263        2,798
                                                                                                ==========   =========    =========

Supplemental schedules of noncash investing and financing activities:
   Notes payable issued for tractors and trailers...........................................    $    3,784   $   9,205    $  19,302
   Notes payable issued for excess insurance premiums.......................................            --          --        1,071
                                                                                                ==========   =========    =========

          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

      Smithway Motor Xpress Corp. and subsidiaries (the "Company", "we", "us", or "our") is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily in flatbed operations. We generally operate over short-to-medium traffic routes, serving shippers located predominantly in the central United States. We also operate in the southern provinces of Canada. Canadian revenues, based on miles driven, were approximately $236, $211, and $385 for the years ended December 31, 2003, 2004, and 2005, respectively. The consolidated financial statements include the accounts of Smithway Motor Xpress Corp. and its three wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Customers

      We serve a diverse base of shippers. No single customer accounted for more than 10% of our total operating revenues during any of the years ended December 31, 2003, 2004, and 2005. Our 10 largest customers accounted for approximately 29%, 31%, and 25% of our total operating revenues during 2003, 2004, and 2005, respectively. Our largest concentration of customers is in the steel and building materials industries, which together accounted for approximately 53%, 48%, and 49% of our total operating revenues in 2003, 2004, and 2005, respectively.

Use of Estimates

      We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period, to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Cash and Cash Equivalents

      We consider interest-bearing instruments with maturity of three months or less at the date of purchase to be the equivalent of cash. We did not hold any cash equivalents as of December 31, 2004 or 2005.

Receivables

      Trade receivables are stated net of an allowance for doubtful accounts of $374 and $363 at December 31, 2004 and 2005, respectively. We monitor and check the financial status of customers when granting credit. We routinely have significant dollar transactions with certain customers, however at December 31, 2004 and 2005, no individual customer accounted for more than 10% of total trade receivables.

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

      Rent charged to expense on the above leases, expired leases, and short-term rentals was $511 in 2003; $687 in 2004; and $2,071 in 2005. We currently lease 116 tractors under operating leases which began during 2004. These leases increase equipment rent expense, a component of purchased transportation expense.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 39 years for buildings and improvements, 5 years for tractors, 7 years for trailers, and 3 to 10 years for other equipment. Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale. Gains or losses on trade-ins are recognized in accordance with SFAS 153.

Impairment of Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Insurance and Claims

      Losses resulting from personal liability, physical damage, workers' compensation, and cargo loss and damage are covered by insurance subject to a $250 deductible, per occurrence. Losses resulting from uninsured claims are recognized when such losses are known and can be estimated. We estimate and accrue a liability for our share of ultimate settlements using all available information. Expenses depend on actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. These accruals are based on our evaluation of the nature and severity of the claim and estimates of future claims development based on historical trends. The amount of our self-insured retention makes these estimates an important accounting judgment. Insurance and claims expense will vary based on the frequency and severity of claims and the premium expense. In February 2005 we reinstated $3,000 of excess insurance coverage for losses above our primary policy limit of $2,000. The cost of this excess insurance will increase our insurance premiums in the future but provides protection against unusually large claims.

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

Stock Option Plans

      We have adopted the disclosure provisions of Statement of Financial Accounting Standards 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" (SFAS 123). As of December 31, 2005, we have two stock-based employee compensation plans, which are described more fully in Note 7. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net loss or earnings, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of the grant.

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


                                                            2003          2004          2005
                                                         ----------     ---------     ---------
Net (loss) earnings, as reported                         $   (2,588)    $   2,241     $   4,241
Deduct:  Total stock-based employee compensation
(expense) reversal determined under fair value based
method for all awards, net of related tax effects                 5           (14)          (19)
                                                         ----------     ---------     ---------
Pro forma net (loss) earnings                            $   (2,583)    $   2,227     $   4,222
                                                         ==========     =========     =========

Basic (loss) earnings per share
   As reported                                           $    (0.53)    $    0.46     $    0.86
   Pro forma                                             $    (0.53)    $    0.46     $    0.86

Diluted (loss) earnings per share
   As reported                                           $    (0.53)    $    0.45     $    0.84
   Pro forma                                             $    (0.53)    $    0.45     $    0.84

      We used the Black-Scholes option pricing model to determine the fair value of stock options issued to employees and non-employee directors. The following table summarizes the facts and assumptions used in our Black-Scholes calculations.

                                                                                                Weighted
                                    Weighted               Weighted           Weighted           average
                Number of       average risk-free     average expected     average expected     expected
Period         options issued     interest rate              life             volatility        dividends
------         -------------    -----------------     ----------------     -----------------    ----------
2003              65,500              2.84%               5 years               65%                None
2004               2,000              3.23%               3 years               69%                None
2005              22,000              3.69%               3.9 years             69%                None

      During 2005 we issued options to purchase 3,500 Class A common shares to a non-employee consultant. We estimated the value of these options to be $2.23 per share and recorded $8 of expense on the date of issuance.

Net Earnings Per Common Share

      Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the years. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. Because we suffered a net loss for the year ended December 31, 2003, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive. For the years ended December 31, 2004 and 2005, respectively, 100,999 and 115,927 potential common shares were included in the calculation of diluted net earnings per common share. The dilutive effect of stock options excludes 59,000 and 55,000 shares for 2004 and 2005, respectively, as the exercise prices of the underlying options were out of the money and the effect was anti-dilutive. Stock options outstanding at December 31, 2003, 2004 and 2005 totaled 327,150; 253,850 and 205,350, respectively.

Reclassifications

      Certain prior years' balances have been reclassified to conform to the 2005 presentation.

NOTE 2: GOODWILL

      SFAS 142, "Goodwill and Other Intangible Assets," requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Goodwill is tested for impairment at least annually under SFAS 142. At December 31, 2003, we received an independent appraisal on goodwill and the analysis indicated no further impairment. At December 31, 2004 and 2005 we updated our impairment analysis as required under SFAS 142 using internal calculations similar to those used in the previous independent appraisal. The analysis indicated no further impairment.

NOTE 3: FINANCIAL INSTRUMENTS

      SFAS 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2005, the carrying amounts of cash and cash equivalents, trade receivables, other receivables, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of those instruments. The fair value of our long-term debt, including current maturities, was $29,362 and $33,413 at December 31, 2004 and 2005, respectively, based upon estimated market rates.

NOTE 4: LONG-TERM DEBT

      We have a financing arrangement with LaSalle Bank, which expires on October 31, 2010, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle Bank may terminate the arrangement prior to October 31, 2010, in the event of default, and may terminate at the end of any renewal terms. During 2005 the arrangement was amended to decrease the interest rate and to voluntarily reduce the maximum borrowing limit to $15,000.

      The agreement provides for a revolving line of credit which allows for borrowings up to 85% of eligible receivables. At December 31, 2005, total borrowings under the revolving line were $760.

      The financing arrangement also includes financing for letters of credit. At December 31, 2005, we had outstanding letters of credit totaling $7,634 for self-insured amounts under our insurance programs. (See note 10). We are required to pay an annual fee of 1.25% of the outstanding letters of credit. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement discussed above. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity.

      At December 31, 2005, our borrowing limit under the financing arrangement was $14,658, leaving $6,264 in remaining availability at such date.

      The LaSalle Bank financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, debt to EBITDAR (as defined under the agreement), and a fixed charge coverage ratio. We were in compliance with these requirements at December 31, 2005. We believe we will maintain compliance with all covenants throughout 2006, although there can be no assurance that the required financial performance will be achieved.

      The weighted average interest rates on debt outstanding at December 31, 2004 and 2005 were approximately 4.88% and 6.11%, respectively. The interest rate on outstanding borrowings under the arrangement is equal to a spread on LaSalle Bank's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to EBITDAR, as defined under the agreement. In connection with a December 2005 amendment to the LaSalle Bank agreement, the interest rate spreads on outstanding borrowings under the arrangement were decreased and our effective rate decreased from LaSalle Bank's prime rate plus 0.25% to the prime rate minus 0.50%. As of December 31, 2005, we pay a facility fee on the financing arrangement of 0.25% of the unused loan limit. Borrowings under the agreement are secured by accounts receivable.

      Long-term debt also includes equipment notes with balances of $23,464 and $32,789 at December 31, 2004 and 2005, respectively. Interest rates on the equipment notes range from 4.29% to 7.25% with maturities through 2010. The equipment notes are collateralized by the underlying equipment, and some contain a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for December 31, 2005 and we expect to remain in compliance going forward.

      If we fail to maintain compliance with financial covenants in our borrowing obligations, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

      Future maturities on long-term debt at December 31, 2005 are as follows:
2006, $8,363; 2007, $8,245; 2008, $6,359; 2009, $6,596; 2010, $3,985;
thereafter, $0.

NOTE 5: INCOME TAXES

      Income taxes consisted of the following components for the three years ended December 31:

                               2003                                 2004                                    2005
               -----------------------------------     --------------------------------     --------------------------------
                Federal       State        Total        Federal      State       Total       Federal     State       Total
               -----------------------------------     --------------------------------     --------------------------------
Current        $      --     $    26     $      26     $    265     $   77     $    342     $  2,755     $  362     $  3,117
Deferred          (1,045)       (251)       (1,296)       1,192         79        1,271          121        511          632
               -----------------------------------     --------------------------------     --------------------------------
               $  (1,045)    $  (225)    $  (1,270)    $  1,457     $  156     $  1,613     $  2,876     $  873     $  3,749
               ===================================     ================================     ================================

      Total income tax (benefit) expense differs from the amount of income tax (benefit) expense computed by applying the normal United States federal income tax rate of 34% to (loss) earnings before income tax (benefit) expense. The reasons for such differences are as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                2003          2004         2005
                                                             ----------     --------     --------
Computed "expected" income tax (benefit) expense             $   (1,312)    $  1,311     $  2,716
State income tax (benefit) expense, net of federal taxes           (149)         103          576
Permanent differences:
  Nondeductible driver per diem and travel expenses                 191          456          453
  Nontaxable life insurance proceeds                                 --         (247)          --
  Other                                                              --          (10)           4
                                                             ----------     --------     --------
                                                             $   (1,270)    $  1,613     $  3,749
                                                             ==========     ========     ========

      Temporary differences between the financial statement basis of assets and liabilities and the related deferred tax assets and liabilities at December 31, 2004 and 2005, were as follows:

                                                              2004            2005
                                                          -----------     -----------
Deferred tax assets attributable to:
   Net operating loss carryforwards                       $       554     $        76
   Alternative minimum tax (AMT) credit carryforwards             516              18
   Accrued expenses                                             2,755           3,133
   Goodwill                                                       798             577
   Other items                                                     20              --
                                                          -----------     -----------
      Total gross deferred tax assets                           4,643           3,804
                                                          -----------     -----------
Deferred tax liabilities attributable to:
   Property and equipment                                     (12,612)        (12,405)
                                                          -----------     -----------
      Net deferred tax liabilities                        $    (7,969)    $    (8,601)
                                                          ===========     ===========

      At December 31, 2005, we have net operating loss carryforwards for state income tax purposes of approximately $1,340 which are available to offset future state taxable income. These net operating losses expire during the years 2019 through 2022. We also have state AMT credit carryforwards which are available indefinitely to reduce future income tax liabilities to the extent they exceed state AMT liabilities.

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

      A summary of stock option activity and weighted-average exercise prices follows:

                                                                  2003                    2004                    2005
                                                          -------------------------------------------------------------------
                                                                      EXERCISE                EXERCISE              EXERCISE
                                                           SHARES      PRICE     SHARES        PRICE       SHARES     PRICE
                                                          -------------------------------------------------------------------
Outstanding at beginning of year                          384,525     $  4.66     327,150     $  3.74     253,850     $  3.86
    Granted                                                65,500        1.00       2,000        2.57      25,500        5.61
    Exercised                                                  --          --      53,800        2.04      70,000        2.70
    Forfeited or Expired                                  122,875        5.14      21,500        6.48       4,000        8.55
                                                          -------------------------------------------------------------------
Outstanding at end of year                                327,150     $  3.74     253,850     $  3.86     205,350     $  4.38
                                                          ===================================================================
Options exercisable at end of year                        255,350     $  4.44     208,350     $  4.45     151,850     $  4.79
Weighted-average fair value of options granted during
the year                                                              $  0.56                 $  1.57                 $  2.85

      A summary of stock options outstanding and exercisable as of December 31, 2005, follows:

                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                      --------------------------------------------------------   -------------------------------
 Range of exercise      Number         Weighted average       Weighted average     Number       Weighted average
      prices          outstanding   remaining life (years)     exercise price    exercisable     exercise price
------------------------------------------------------------------------------   -------------------------------
$  0.82  - $ 1.78       108,500              6.32                  $  1.28         80,500           $   1.36
$  2.05  - $ 3.01        16,350              1.90                  $  2.60         16,350           $   2.60
$  5.50  - $11.81        80,500              3.14                  $  8.93         55,000           $  10.48
                      --------------------------------------------------------    ------------------------------
                        205,350              4.72                  $  4.38        151,850           $   4.79
                      ========================================================    ==============================

      We have reserved 55,000 shares of Class A common stock for issuance pursuant to an independent contractor driver bonus plan. No shares were awarded in 2003, 2004 and 2005 under the plan.

      Prior to May 2005, we also had a Class A common stock profit incentive plan under which we set aside for delivery to certain participants the number of shares of Class A common stock having a market value on the distribution date equal to a designated percentage (as determined by the board of directors) of the Company's consolidated net earnings for the applicable fiscal year. No shares were awarded in 2003 and 2004 under the plan. In February 2005, 1,003 shares were issued under the plan based upon 2004 earnings, excluding life insurance proceeds. This plan was terminated in May 2005.

NOTE 8:(LOSS) EARNINGS PER SHARE

      A summary of the basic and diluted (loss) earnings per share computations is presented below:

YEARS ENDED DECEMBER 31                                   2003          2004         2005
-----------------------------------------------------  ----------    ----------    ----------
Net (loss) earnings applicable to common stockholders  $   (2,588)   $    2,241    $    4,241
                                                       ----------    ----------    ----------
Basic weighted-average shares outstanding               4,846,821     4,850,935     4,931,446
     Effect of dilutive stock options                          --       100,999       115,927
                                                       ----------    ----------    ----------
Diluted weighted-average shares outstanding             4,846,821     4,951,934     5,047,373
                                                       ==========    ==========    ==========
Basic (loss) earnings per share                        $    (0.53)   $     0.46    $     0.86
Diluted (loss) earnings per share                      $    (0.53)   $     0.45    $     0.84
                                                       ----------    ----------    ----------

NOTE 9: EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN

      We have an Employees' Profit Sharing and Savings Plan, which is a qualified plan under the provisions of Sections 401(a) and 501(a) of the Internal Revenue Code. Eligible employees are allowed to contribute up to a maximum of 15% of pre-tax compensation into the plan. Employers may make savings, matching, and discretionary contributions, subject to certain restrictions. During the year ended December 31, 2003 we made no contributions to the plan. During the years ended December 31, 2004 and 2005 we accrued $211 and $269 for employer contributions which were made to the plan in the subsequent year. The plan owns 373,277 shares of the Company's Class A common stock at December 31, 2005.

NOTE 10: COMMITMENTS AND CONTINGENT LIABILITIES

      During the years ended December 31, 2003, 2004 and 2005, our insurance policies for auto liability, physical damage, cargo losses, and workers' compensation involved a deductible of $250 per incident. From July 2003 through January 2005 we had no insurance coverage for losses over our $2.0 million of primary coverage. We reinstated excess coverage on February 1, 2005 which covers losses above our primary policy limit of $2.0 million up to $5.0 million. At December 31, 2004 and 2005, we had $5,928 and $6,681, respectively, accrued for our estimated liability for the retained portion of incurred losses related to these policies.

      The insurance companies require us to provide letters of credit to provide funds for payment of the deductible amounts. At December 31, 2004 and 2005, we had $7,709 and $7,634 letters of credit issued under the financing arrangement described in note 4. In addition, funds totaling $812 and $887 were held by the insurance companies as deposits at December 31, 2004 and 2005, respectively.

      Our obligations under non-cancelable operating lease agreements are as follows: 2006, $1,971; 2007, $1,971; 2008, $1,628; 2009, $39; 2010, $39;
thereafter $10. These obligations exclude potential Terminal Remainder Adjustment Clause (TRAC) payments or refunds on 116 tractors amounting to 40% of the original purchase price due at the end of the original 48 month term of the lease. After 48 months we expect the residual value of the tractors to be greater than 40% of the original cost, allowing us to return the tractors without penalty.

      Our health insurance program is provided as an employee benefit for all eligible employees and contractors. The plan is self funded for losses up to $125 per covered member. At December 31, 2004 and 2005, we had approximately $1,087 and $1,183, respectively, accrued for our estimated liability related to these claims.

      We are involved in certain legal actions and proceedings arising from the normal course of operations. We believe that liability, if any, arising from such legal actions and proceedings will not have a materially adverse effect on our results of operations or financial position or cash flows.

NOTE 11: TRANSACTIONS WITH RELATED PARTIES

      In August 2003, we generated approximately $213 of cash and avoided future premium payments by selling one of our two life insurance policies covering our late Chief Executive Officer to such officer for the cash surrender value. The transferred policy had a death benefit of $1,000 and the policy retained by us had a net death benefit of $727 which was received by us during 2004. The transaction was approved by the disinterested directors. During the years ended December 31, 2004 and 2005 there were no material transactions with related parties.

NOTE 12: QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data for the Company for 2004 and 2005 is as follows:

                                  MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                                  ---------   --------   ------------   -----------
2004
Operating revenue                 $ 43,600    $ 46,679    $  48,658      $ 50,064
(Loss) earnings from operations       (196)      1,731        1,858         1,243
Net earnings                           335         665          854           387
Basic earnings per share          $   0.07    $   0.14    $    0.18      $   0.08
Diluted earnings per share        $   0.07    $   0.13    $    0.17      $   0.08

2005
Operating revenue                 $ 49,724    $ 55,356    $  57,307      $ 57,999
Earnings from operations             1,326       2,726        3,297         2,343
Net earnings                           503       1,355        1,628           755(1)
Basic earnings per share          $   0.10    $   0.27    $    0.33      $   0.15
Diluted earnings per share        $   0.10    $   0.27    $    0.32      $   0.15

----------

      As a result of rounding, the total of the four quarters may not equal the results for the year.

      (1) During the fourth quarter of 2005, we recorded $197 additional income tax expense to adjust deferred tax assets related to various state net operating losses and credits and to establish a reserve for taxes that may be owed to states in which tax returns have not been filed.

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                         EXHIBIT                                                    FILING STATUS
-------   -----------------------------------------------------------------------------------------   -----------------------
  3.1     Articles of Incorporation                                                                   Incorporated by Reference

  3.2     Amended and Restated Bylaws (as in effect on March 5, 2004)                                 Incorporated by Reference

 10.1     401(k) Plan adopted August 14, 1992, as amended                                             Incorporated by Reference

 10.2     Form of Outside Director Stock Option Agreement dated July 27, 2000, between Smithway       Incorporated by Reference
          Motor Xpress Corp. and each of Terry G. Christenberry and Herbert D. Ihle

 10.3     New Employee Incentive Stock Plan, adopted August 6, 2001                                   Incorporated by Reference

 10.4     Amended and Restated Loan and Security Agreement dated December 30, 2005, by and among      Incorporated by Reference
          Smithway  Motor Xpress, Inc., East West Motor Xpress, Inc. and LaSalle Bank National
          Association

 10.5     Master Lease Agreement dated August 6, 2004 between LaSalle National Leasing Corporation,   Incorporated by Reference
          as Lessor, and Smithway Motor Xpress Corp. and Smithway Motor Xpress, Inc., as Lessee

 10.6     Form of Stock Option Agreement for New Employee Incentive Stock Plan                        Incorporated by Reference

 10.7     Smithway Motor Xpress Corp. 2005 Omnibus Stock Plan                                         Incorporated by Reference

 10.8     Form of Incentive Stock Option Agreement under Smithway Motor Xpress Corp. 2005 Omnibus     Incorporated by Reference
          Stock Plan

 10.9     Form of Non-Statutory Stock Option Agreement (Employee) under Smithway Motor Xpress Corp.   Incorporated by Reference
          2005 Omnibus Stock Plan

 10.10    Form of Non-Statutory Stock Option Agreement (Director) under Smithway Motor Xpress Corp.   Incorporated by Reference
          2005 Omnibus Stock Plan

 10.11    Form of Change-in-Control Agreement with G. Larry Owens, Douglas C. Sandvig and Chad A.     Incorporated by Reference
          Johnson

 10.12    Description of 2005 Bonus Program                                                           Incorporated by Reference

  14      Code of Ethics                                                                              Incorporated by Reference

  21      List of Subsidiaries                                                                        Incorporated by Reference

  23      Consent of KPMG LLP, independent registered public accounting firm                          Filed Herewith

  24      Powers of Attorney                                                                          Filed Herewith

 31.1     Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to         Filed Herewith
          Section 302 of the Sarbanes-Oxley Act of 2002, by G. Larry Owens, the
          Company's principal executive officer

 31.2     Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to         Filed Herewith
          Section 302 of the Sarbanes-Oxley Act of 2002, by Douglas C. Sandvig,
          the Company's principal financial officer

  32      Section 1350 Certifications                                                                 Filed Herewith