Form 10-Q
period 2006-03-31
SMITHWAY MOTOR XPRESS CORP
filed 2006-05-12
CIK 941914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

YES [ ] NO [X]

As of April 28, 2006, the registrant had 3,971,624 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
                                 PART I
                         FINANCIAL INFORMATION

Item 1  Financial Statements...........................................      3

        Condensed Consolidated Balance Sheets as of December 31, 2005
           and March 31, 2006 (unaudited)..............................      3

        Condensed Consolidated Statements of Operations for the three
           months ended March 31, 2005 and 2006 (unaudited)............      5

        Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 2005 and 2006 (unaudited)............      6

        Notes to Condensed Consolidated Financial Statements
           (unaudited).................................................      7

Item 2  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................      9

Item 3  Quantitative and Qualitative Disclosures About Market Risk.....     16

Item 4  Controls and Procedures........................................     17

                                PART II
                           OTHER INFORMATION

Item 1  Legal Proceedings..............................................     17

Item 1A Risk Factors...................................................     17

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds....     17

Item 3  Defaults Upon Senior Securities................................     17

Item 4  Submission of Matters to a Vote of Security Holders............     17

Item 5  Other Information..............................................     17

Item 6  Exhibits.......................................................     18

Signatures.............................................................     19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                            DECEMBER 31,    MARCH 31,
                                                2005           2006
                                            ------------   -----------
                                                           (unaudited)
               ASSETS
Current assets:
   Cash and cash equivalents............      $    168       $    346
   Receivables, net:
      Trade.............................        19,209         20,180
      Other.............................           611          1,048
   Inventories..........................           938            993
   Deposits, primarily with insurers....           976          1,076
   Prepaid expenses.....................         1,597          2,148
   Deferred income taxes................         3,133          3,141
                                              --------       --------
         Total current assets...........        26,632         28,932
                                              --------       --------
Property and equipment:
   Land.................................         1,137          1,137
   Buildings and improvements...........         7,052          7,052
   Tractors.............................        72,354         70,862
   Trailers.............................        36,260         36,568
   Other equipment......................         4,323          4,377
                                              --------       --------
                                               121,126        119,996
   Less accumulated depreciation........        59,704         58,669
                                              --------       --------
         Net property and equipment.....        61,422         61,327
                                              --------       --------
Goodwill................................         1,745          1,745
Other assets............................           312            313
                                              --------       --------
                                              $ 90,111       $ 92,317
                                              ========       ========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                             DECEMBER 31,    MARCH 31,
                                                 2005           2006
                                             ------------   -----------
                                                            (unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt...     $ 8,363       $  8,344
   Accounts payable.......................       7,401          8,304
   Accrued loss reserves..................       6,681          6,697
   Accrued compensation...................       2,463          2,898
   Other accrued expenses.................         493            463
   Income tax payable.....................         313            862
                                               -------       --------
         Total current liabilities........      25,714         27,568
Long-term debt, less current maturities...      24,425         24,487
Line of credit............................         760             --
Deferred income taxes.....................      11,734         11,729
                                               -------       --------
         Total liabilities................      62,633         63,784
                                               -------       --------
Stockholders' equity:
   Preferred stock........................          --             --
   Common stock:
      Class A.............................          40             40
      Class B.............................          10             10
   Additional paid-in capital.............      11,511         11,523
   Retained earnings......................      16,058         17,101
   Reacquired shares, at cost.............        (141)          (141)
                                               -------       --------
         Total stockholders' equity.......      27,478         28,533
Commitments
                                               -------       --------
                                               $90,111       $ 92,317
                                               =======       ========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                 -----------------------
                                                    2005         2006
                                                 ----------   ----------
Operating revenue:
   Freight....................................   $   49,447   $   57,277
   Other......................................          277          412
                                                 ----------   ----------
         Operating revenue....................       49,724       57,689
                                                 ----------   ----------
Operating expenses:
   Purchased transportation...................       16,368       20,553
   Compensation and employee benefits.........       13,660       15,129
   Fuel, supplies, and maintenance............       11,078       12,758
   Insurance and claims.......................        2,008        1,433
   Taxes and licenses.........................          873          954
   General and administrative.................        1,942        1,866
   Communications and utilities...............          331          344
   Gain on disposal of assets.................         (540)        (562)
   Depreciation and amortization..............        2,678        2,864
                                                 ----------   ----------
         Total operating expenses.............       48,398       55,339
                                                 ----------   ----------
      Earnings from operations................        1,326        2,350
Financial (expense) income
   Interest expense...........................         (369)        (501)
   Interest income............................           33           18
                                                 ----------   ----------
      Earnings before income taxes............          990        1,867
Income tax expense............................          487          824
                                                 ----------   ----------
      Net earnings............................   $      503   $    1,043
                                                 ==========   ==========
Basic earnings per share......................   $     0.10   $     0.21
                                                 ==========   ==========
Diluted earnings per share....................   $     0.10   $     0.21
                                                 ==========   ==========
Basic weighted average shares outstanding.....    4,903,845    4,971,624
      Effect of dilutive stock options........      118,534      104,269
                                                 ----------   ----------
Diluted weighted average shares outstanding...    5,022,379    5,075,893
                                                 ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           ------------------
                                                                              2005      2006
                                                                            -------   -------
Cash flows from operating activities:
   Net earnings.........................................................    $   503   $ 1,043
                                                                            -------   -------
   Adjustments to reconcile net earnings to cash provided by
      operating  activities:
      Depreciation and amortization.....................................      2,678     2,864
      Gain on disposal of assets........................................       (540)     (562)
      Deferred income tax expense.......................................         52       (12)
      Change in:
         Receivables....................................................     (2,092)   (1,408)
         Inventories....................................................        (20)      (55)
         Deposits, primarily with insurers..............................       (116)     (100)
         Prepaid expenses...............................................     (1,505)     (551)
         Accounts payable and other accrued liabilities.................      2,288     1,873
                                                                            -------   -------
            Total adjustments...........................................        745     2,049
                                                                            -------   -------
               Net cash provided by operating activities................      1,248     3,092
                                                                            -------   -------
Cash flows from investing activities:
   Purchase of property and equipment...................................       (216)   (1,598)
   Proceeds from sale of property and equipment.........................        979     1,577
   Other................................................................          8        (1)
                                                                            -------   -------
         Net cash provided by (used in) investing activities............        771       (22)
                                                                            -------   -------
Cash flows from financing activities:
   Net repayment on line of credit......................................         --      (760)
   Principal payments on long-term debt.................................     (3,062)   (2,144)
   Treasury stock reissued..............................................         84        --
   Other................................................................          6        12
                                                                            -------   -------
      Net cash used in financing activities.............................     (2,972)   (2,892)
                                                                            -------   -------
      Net (decrease) increase in cash and cash equivalents..............       (953)      178
Cash and cash equivalents at beginning of period........................      5,054       168
                                                                            -------   -------
Cash and cash equivalents at end of period..............................    $ 4,101   $   346
                                                                            =======   =======
Supplemental disclosure of cash flow information:
   Cash paid during period for:
      Interest..........................................................    $   373   $   504
      Income taxes......................................................         76       288
                                                                            =======   =======
Supplemental schedules of noncash investing and financing activities:
   Notes payable issued for tractors and trailers.......................    $ 3,312   $ 2,186
                                                                            =======   =======

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Smithway Motor Xpress Corp., a Nevada holding company, and its four wholly owned subsidiaries ("we," "us," or "our"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles, pursuant to the published rules and regulations of the Securities and Exchange Commission. In our opinion, the accompanying condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005, Condensed Consolidated Balance Sheet was derived from our audited balance sheet for the year then ended. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

NOTE 2. NET EARNINGS PER COMMON SHARE

     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees and directors as potential common shares. The dilutive effect of stock options excludes 57,000 and 30,000 shares for the first quarter of 2005 and 2006, respectively, as the exercise prices of the underlying options were out of the money and the effect was anti-dilutive. Stock options outstanding at March 31, 2005 and 2006, totaled 216,850 and 205,350, respectively.

NOTE 3. STOCK OPTION PLANS

     We have two active stock-based compensation plans:

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

     Options granted under these plans become exercisable in installments from twelve to sixty months after the date of grant. The options are exercisable over a period not to exceed ten years from the date of grant. At March 31, 2006, 834,500 shares were available for granting additional options.

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("No. 123R") using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Stock-based employee compensation expense for the three months ended March 31, 2006 was $12 and included as an expense within the consolidated statements of operations. As of March 31, 2006, the total compensation cost related to non-vested awards not yet recognized was $50 and the weighted-average period over which it is expected to be recognized was one year. There was no cumulative effect of initially adopting SFAS No. 123R.

     We granted no stock options during the three month periods ended March 31, 2005 and 2006.

     The following table summarizes Stock Option Plan activity for the three months ended March 31, 2006:

                                                   WEIGHTED   WEIGHTED AVERAGE
                                                    AVERAGE       REMAINING
                                       NUMBER OF   EXERCISE   CONTRACTUAL TERM      AGGREGATE
                                        OPTIONS      PRICE         (YEARS)       INTRINSIC VALUE
                                       ---------   --------   ----------------   ---------------
Outstanding at beginning of period      205,350      $4.38
   Options granted                           --         --
   Options exercised                         --         --
   Options forfeited                         --         --
   Options expired                           --         --
                                        -------      -----          ----              ------
Outstanding at end of period            205,350      $4.38          4.48              $1,120
                                        =======      =====          ====              ======
Options exercisable at end of period    151,850      $4.79          3.72              $  784

     In periods prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in our statements of operations, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of the grant.

     The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

                                            THREE MONTHS ENDED
                                              MARCH 31, 2005
                                            ------------------
Net earnings, as reported                        $ 503
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all
   awards, net of related tax effects               (2)
                                                 -----
Pro forma net earnings                           $ 501
                                                 =====
Basic earnings per share   - as reported         $0.10
                           - pro forma           $0.10
Diluted earnings per share - as reported         $0.10
                           - pro forma           $0.10

     We use the Black-Scholes option pricing model to determine the fair value of stock options issued.

     Although we do not have a formal policy for issuing shares upon exercise of stock options, such shares are generally issued from treasury stock. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock option exercises during 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Except for the historical information contained herein, the discussion in this quarterly report on Form 10-Q contains forward-looking statements that involve risk, assumptions, and uncertainties that are difficult to predict. Words such as "anticipates," "believes," "estimates," "projects," "plans," "expects," "may," "could," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: economic recessions or downturns in customers' business cycles; excessive increases in capacity within truckload markets; surplus inventories; decreased demand for transportation services offered by us; increases or rapid fluctuations in inflation, interest rates, fuel prices, and fuel hedging; the availability and costs of attracting and retaining qualified drivers and owner-operators; failure to sustain profitability, which could result in violation of bank covenants and acceleration of indebtedness at several financial institutions; the ability to obtain financing on acceptable terms; increases in insurance premiums and deductible amounts, or changes in excess coverage, relating to accident, cargo, workers' compensation, health, and other claims; the resale value of used equipment and prices of new equipment; seasonal factors such as harsh weather conditions that increase operating costs; regulatory requirements that increase costs and decrease efficiency, including new emissions standards and hours-of-service regulations; changes in management; and the ability to negotiate, consummate, and integrate acquisitions. Readers should review and consider the various disclosures made by us in our press releases, stockholder reports, and public filings, as well as the factors explained in greater detail under "Risk Factors" and elsewhere in our annual report on Form 10-K.

     Our fiscal year ends on December 31 of each year. Thus, this report discusses the first quarter of our 2005 and 2006 fiscal years.

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

We monitor our revenue production primarily through average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues). We exclude fuel surcharge, brokerage and other more volatile revenues in this measurement because we believe the analysis of tractor productivity is more meaningful if these revenues are excluded from the computation, providing useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. The components of operating revenue are as follows:

                              THREE MONTHS
                            ENDED MARCH 31,
                              (dollars in
                               thousands)
                           -----------------
                             2005      2006
                           -------   -------
Trucking revenue           $42,766   $46,419
Brokerage revenue            1,801     2,661
Fuel surcharge revenue       4,880     8,197
                           -------   -------
   Total freight revenue    49,447    57,277
   Other revenue               277       412
                           -------   -------
      Operating revenue    $49,724   $57,689
                           =======   =======

     During the first quarter of 2006, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) increased to $2,816 from $2,672 in the first quarter of 2005, reflecting a 5.4% increase in our average revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenues) and a 3.0% increase in our weighted average tractors to 1,268 in the 2006 quarter from 1,231 in the 2005 quarter. Our ending fleet size grew by 36 units (2.9%) to 1,269 units at March 31, 2006 compared to 1,233 units at March 31, 2005.

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

     For the three months ended March 31, 2006, operating revenue increased 16.0% to $57.7 million from $49.7 million during the same quarter in 2005. Net earnings were $1.0 million, or $0.21 per basic and diluted share, compared with net earnings of $503,000, or $0.10 per basic share and diluted share, during the 2005 quarter.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items to revenue for the three months ended March 31, 2005 and 2006:

                                             THREE MONTHS
                                           ENDED MARCH 31,
                                           ---------------
                                             2005    2006
                                            -----   -----
Operating revenue ......................    100.0%  100.0%
Operating expenses:
   Purchased transportation ............     32.9    35.6
   Compensation and employee benefits ..     27.5    26.2
   Fuel, supplies, and maintenance .....     22.3    22.1
   Insurance and claims ................      4.0     2.5
   Taxes and licenses ..................      1.8     1.7
   General and administrative ..........      3.9     3.2
   Communication and utilities .........      0.7     0.6
   Gain from disposal of assets ........     (1.1)   (1.0)
   Depreciation and amortization .......      5.4     5.0
                                            -----   -----
   Total operating expenses ............     97.3    95.9
                                            -----   -----
Earnings from operations ...............      2.7     4.1
Interest expense, net ..................     (0.7)   (0.9)
                                            -----   -----
Earnings before income taxes ...........      2.0     3.2
Income tax expense .....................      1.0     1.4
                                            -----   -----
Net earnings ...........................      1.0%    1.8%
                                            =====   =====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006, WITH THREE MONTHS ENDED MARCH 31, 2005.

     Operating revenue increased $8.0 million (16.0%) to $57.7 million in the 2006 quarter from $49.7 million in the 2005 quarter. The increase in operating revenue resulted from increased average operating revenue per tractor per week and a 3.0% increase in our weighted average tractors to 1,268 in the 2006 quarter from 1,231 in the 2005 quarter.

     Average operating revenue per tractor per week increased to $3,500 in the 2006 quarter from $3,107 in the 2005 quarter. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation as this provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,816 in the 2006 quarter from $2,672 in the 2005 quarter, primarily due to improvements in our freight rates. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased $0.09 to $1.61 in the 2006 quarter from $1.52 in the 2005 quarter, reflecting improved lane and customer selection, increased trucking demand, and improved general economic conditions. Fuel surcharge revenue increased $3.3 million to $8.2 million in the 2006 quarter from $4.9 million in the 2005 quarter. During the first quarter of 2006 and 2005, approximately $4.7 million and $2.9 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $4.2 million (25.6%) to $20.6 million in the 2006 quarter from $16.4 million in the 2005 quarter. As a percentage of revenue, purchased transportation increased to 35.6% in the 2006 quarter from 32.9% in the 2005 quarter. The changes reflect higher pay to independent contractors resulting from increases in fuel surcharge revenue and average revenue per billed mile, higher payments to broker carriers and an increase in the percentage of our fleet supplied by independent contractors. The percentage of total operating revenue provided by independent contractors increased to 37.1% in the 2006 quarter from 35.1% in the 2005 quarter.

     Compensation and employee benefits increased $1.4 million (10.8%) to $15.1 million in the 2006 quarter from $13.7 million in the 2005 quarter reflecting increases in the number of company drivers and in their rate of pay, increases in non-driver employee wages, and increased worker's compensation expense. As a percentage of revenue, compensation and employee benefits decreased to 26.2% in the 2006 quarter from 27.5% in the 2005 quarter, reflecting the changes described above and an increase in our revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in wages. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, improved to 5.13 during the 2006 quarter compared to
4.97 in the 2005 quarter. The market for recruiting drivers continues to be challenging. We increased driver pay in April 2006 and expect that further increases will be necessary. Future increases in driver pay will negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

     Fuel, supplies, and maintenance increased $1.7 million (15.2%) to $12.8 million in the 2006 quarter from $11.1 million in the 2005 quarter. As a percentage of revenue, fuel, supplies, and maintenance decreased to 22.1% of revenue in the 2006 quarter compared with 22.3% in the 2005 quarter. This reflects higher fuel prices, partially offset by an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in maintenance costs. As expected, maintenance costs have decreased as we continue to update our fleet with new equipment. Fuel prices increased approximately 22% to an average of $2.39 per gallon in the 2006 quarter from $1.96 per gallon in the 2005 quarter. The $0.43 per gallon increase in fuel prices was partially offset by a $0.39 per gallon ($1.7 million) increase in fuel surcharge revenue attributable to company-owned tractors that is included in operating revenue, mitigating 89% of the increase in fuel prices.

     Insurance and claims decreased $575,000 (28.6%) to $1.4 million in the 2006 quarter from $2.0 million in the 2005 quarter. As a percentage of revenue, insurance and claims decreased to 2.5% of revenue in the 2006 quarter compared with 4.0% in the 2005 quarter. This reflects a reduction in the cost of auto liability, physical damage, and cargo claims and an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in insurance and claims costs. The insurance policies are scheduled for renewal on July 1, 2006.

     Taxes and licenses increased $81,000 (9.3%) to $954,000 in the 2006 quarter from $873,000 in the 2005 quarter reflecting a slight increase in the number of company-owned tractors subject to annual license and increased over-dimensional permit costs. As a percentage of revenue, taxes and licenses decreased to 1.7% of revenue in the 2006 quarter compared with 1.8% of revenue in the 2005 quarter, reflecting the items noted above and an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in taxes and licenses.

     General and administrative expenses were $1.9 million in both the 2006 quarter and 2005 quarter, but reflected a $76,000 (3.9%) decrease in the 2006 quarter due to decreased professional fees related to Sarbanes-Oxley compliance efforts. As a percentage of revenue, general and administrative expenses decreased to 3.2% of revenue in the 2006 quarter compared to 3.9% in the 2005 quarter, reflecting the items noted above and an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in general and administrative expenses.

     Communications and utilities increased $13,000 (3.9%) to $344,000 in the 2006 quarter from $331,000 in the 2005 quarter. As a percentage of revenue, communications and utilities decreased to 0.6% of revenue in the 2006 quarter from 0.7% of revenue in the 2005 quarter, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in communications and utilities expenses.

     Gains on the disposal of assets increased $22,000 (4.1%) to $562,000 in the 2006 quarter from $540,000 in the 2005 quarter. As a percentage of revenue, gains on the disposal of assets remained relatively constant at 1.0% of revenue in the 2006 quarter compared to 1.1% of revenue in the 2005 quarter.

     Depreciation and amortization increased $186,000 (6.9%) to $2.9 million in the 2006 quarter from $2.7 million in the 2005 quarter reflecting an increase in company owned tractors and trailers and an increase in the value of equipment subject to depreciation. As a percentage of revenue, depreciation and amortization decreased to 5.0% of revenue in the 2006 quarter compared with 5.4% in the 2005 quarter, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in depreciation and amortization. As we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

     Interest expense, net, increased $147,000 (43.8%) to $483,000 in the 2006 quarter from $336,000 in the 2005 quarter. This increase was attributable to higher average debt outstanding and higher interest rates. As a percentage of revenue, interest expense, net, increased to 0.9% of revenue in the 2006 quarter from 0.7% of revenue in the 2005 quarter.

     As a result of the foregoing, our pre-tax margin increased to 3.2% in the 2006 quarter from 2.0% in the 2005 quarter.

     Our income tax expense in the 2006 quarter was $824,000, or 44.1% of earnings before income taxes. Our income tax expense in the 2005 quarter was $487,000, or 49.2% of earnings before income taxes. In both quarters, the effective tax rate was different from the expected combined tax rate for a company headquartered in Iowa because a portion of the cost of driver per diem expense is not deductible. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings.

     As a result of the factors described above, net earnings were $1.0 million in the 2006 quarter (1.8% of revenue), compared with $503,000 in the 2005 quarter (1.0% of revenue). In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 95.9% during the 2006 quarter as compared with 97.3% during the 2005 quarter. Our adjusted operating ratio (operating expenses minus fuel surcharge revenue as a percentage of operating revenue excluding fuel surcharge revenue) was 95.3% during the 2006 quarter as compared with 97.0% during the 2005 quarter.

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

     Our primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with commercial lending institutions and equipment manufacturers. At March 31, 2006, we had $346,000 in cash and adequate borrowing availability on our line of credit to finance any near-term needs for working capital. During the three months of 2006 we purchased 33 new tractors and 42 new trailers for $3.5 million, which was financed, in part, with $2.2 million of new long term debt. We plan to purchase approximately 180 new tractors throughout the remainder of 2006, allowing for the replacement of older, high mileage tractors.

     At March 31, 2006, we had positive working capital of $1.4 million compared to positive working capital of $3.5 million at March 31, 2005. Working capital, defined as current assets minus current liabilities, is not always fully representative of our liquidity position because cash and trade receivables account for a large portion of our current assets. Our trade accounts receivable are generally collected within 31 days. Alternatively, current maturities of long term debt, a large portion of our current liabilities, are paid over one year.

     Our ability to fund cash requirements in future periods will depend on our ability to comply with covenants contained in financing arrangements and the availability of other financing options, as well as our financial condition and results of operations. Our financial condition and results of operations will depend on insurance and claims experience, general shipping demand by our customers, fuel prices, the availability of drivers and independent contractors, the continued success of our profit improvement plan, and other factors.

     Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through March 2007. We will require additional sources of financing over the long-term to upgrade our tractor and trailer fleets. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our short- and long-term liquidity may be adversely affected by one or more of the following factors: costs associated with insurance and claims; weak freight demand or a loss in customer relationships or volume; the impact of new hours-of-service regulations on asset productivity; the impact of stricter emissions standards; the ability to attract and retain sufficient numbers of qualified drivers and independent contractors; elevated fuel prices and the ability to collect fuel surcharges; inability to maintain compliance with, or negotiate amendments to, loan covenants; the ability to finance the tractors and trailers delivered and scheduled for delivery; and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations. Based upon our profitability, anticipated future cash flows, current availability under the financing arrangement with LaSalle Bank, and sources of equipment financing that are available, we do not expect to experience significant liquidity constraints in the foreseeable future. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

     Net cash provided by operating activities was $3.1 million for the three months ended March 31, 2006, compared to $1.2 million for the three months ended March 31, 2005. Historically, our principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $1.4 million for the three months ended March 31, 2006. The average age of our trade accounts receivable was approximately 31.9 days in the 2005 period and 30.9 days in the 2006 period.

     Net cash used by investing activities was $22,000 for the three months ended March 31, 2006. Cash used to purchase property and equipment was nearly offset by proceeds from the sale of equipment.

     Net cash used in financing activities was $2.9 million for the three months ended March 31, 2006, consisting primarily of net payments of principal under our long-term debt agreements.

     We have a financing arrangement with LaSalle Bank, which expires on October 31, 2010, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle Bank may terminate the arrangement prior to October 31, 2010, in the event of default, and may terminate at the end of any renewal term. The agreement provides for a revolving line of credit which allows for borrowings at up to 85% of eligible receivables. At March 31, 2006, there was no balance owed under our revolving line of credit.

     The LaSalle Bank financing arrangement also includes financing for letters of credit. At March 31, 2006, we had outstanding letters of credit totaling $7.6 million for self-insured amounts under our insurance programs. We are required to pay an annual fee of 1.25% of the outstanding letters of credit. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement discussed above. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity.

     The combination of borrowings under the line of credit and outstanding letters of credit with LaSalle Bank cannot exceed the lower of $15 million or a specified borrowing base, which at March 31, 2006 was $15.0 million, leaving $7.4 million in remaining availability at such date. We are required to pay a facility fee on the LaSalle Bank financing arrangement of .25% of the unused loan limit. Borrowings under the arrangement are secured by accounts receivable. The interest rate on outstanding borrowings under the arrangement is equal to a spread on LaSalle Bank's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, as defined under the agreement. At March 31, 2006 the applicable interest rate under the arrangement was equal to the prime rate minus 50 basis points.

     The LaSalle Bank financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, debt to EBITDAR, and a fixed charge coverage ratio. We were in compliance with these requirements at March 31, 2006. We believe we will maintain compliance with all covenants throughout 2006, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for March 31, 2006 and we expect to remain in compliance for the foreseeable future. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In this event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables set forth our contractual obligations and other commercial commitments as of March 31, 2006:

                                      PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                              -----------------------------------------------------
                                        Less than                            After
Contractual Obligations        Total     One year   1-3 years   3-5 years   5 years
-----------------------       -------   ---------   ---------   ---------   -------
Long-term debt                $32,831    $ 8,344     $15,807      $8,680      $--
Operating lease obligations     5,166      1,971       3,117          78       --
Purchase obligations            5,669      5,669          --          --       --
                              -------    -------     -------      ------      ---
Total                         $43,666    $15,984     $18,924      $8,758      $--
                              =======    =======     =======      ======      ===

     In our normal course of business we place orders with equipment manufacturers for future delivery of new tractors and trailers. The orders for trailers can be cancelled at any time without penalty prior to taking delivery. The orders for tractors can be cancelled without penalty at any time up to 60 days prior to production of the tractor. If the termination occurs less than 60 days, but more than 45 days prior to production, we retain the right to cancel subject to a per truck penalty of $500. Orders generally cannot be cancelled within 45 days prior to production. At March 31, 2006, we had commercial commitments of approximately $5.7 million, related to tractor and trailer orders that cannot be cancelled. Financing for these commitments has been prearranged.

     Approximately 26% of our long-term debt carries a variable interest rate making reliable estimates of future interest payments difficult. Using our weighted average interest rate of 6.20% as of March 31, 2006, the following approximately represents our expected obligations for future interest payments:

                                  PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                          ----------------------------------------------------
                                   Less than                            After
                           Total    One year   1-3 years   3-5 years   5 years
                          ------   ---------   ---------   ---------   -------
Total interest payments   $4,218     $1,777      $2,005       $436       $--
                          ======     ======      ======       ====       ===

     We had no other commercial commitments at March 31, 2006.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements included in this Form 10-Q is contained in Note 1 of the consolidated financial statements included in our Form 10-K for the year ended December 31, 2005. Other footnotes in the Form 10-K describe various elements of the financial statements included in this Form 10-Q and the assumptions on which specific amounts were determined.

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

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 39 years for buildings and improvements, 5 years for tractors, 7 years for trailers, and 3 to 10 years for other equipment. Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale. The gain or loss on retirement or sale is recognized in accordance with Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets" (SFAS 153).

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

     In the past, we have used derivative instruments, including heating oil price swap agreements, to reduce a portion of our exposure to fuel price fluctuations. Since 2000, we have had no such agreements in place. We do not trade in such derivatives with the objective of earning financial gains on price fluctuations.

Interest Rate Risk

     We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangement with LaSalle Bank carries a variable interest rate equal to a spread on LaSalle's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to EBITDAR, as defined under the agreement. In addition, approximately $8.5 million of our other debt carries variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at March 31, 2006, a one-point increase in the prime rate would increase interest expense by approximately $85,000. The remainder of our other debt carries fixed interest rates. At March 31, 2006, approximately 26% of our debt carried a variable interest rate and the remainder was fixed.

ITEM 4. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006. During our first fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act rules.

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

ITEM 1A. RISK FACTORS

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
3.1       Articles of Incorporation (1)

3.2       Amended and Restated Bylaws (2)

10.1      Description of 2006 Bonus Program (3)

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

(3) Incorporated by reference to item 1.01 of our Current Report on Form 8-K filed on February 21, 2006.

*    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SMITHWAY MOTOR XPRESS CORP.


Date: May 12, 2006                      By: /s/ Douglas C. Sandvig
                                            ------------------------------------
                                            Douglas C. Sandvig
                                            Senior Vice President, Treasurer,
                                            and Chief Financial Officer, in his
                                            capacity as such and on behalf of
                                            the issuer

                                  Exhibit Index

EXHIBIT                                                               METHOD
 NUMBER                        DESCRIPTION                           OF FILING
-------                        -----------                           ---------
3.1       Articles of Incorporation                               Incorporated by
                                                                  reference

3.2       Amended and Restated Bylaws (as in effect on March      Incorporated by
          5, 2004)                                                reference

10.1      Description of 2006 Bonus Plan                          Incorporated by
                                                                  reference

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