Form 10-Q
period 2006-06-30
SMITHWAY MOTOR XPRESS CORP
filed 2006-08-14
CIK 941914

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

COMMISSION FILE NUMBER: 000-20793

                           SMITHWAY MOTOR XPRESS CORP.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                       42-1433844
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

            2031 QUAIL AVENUE
            FORT DODGE, IOWA                                  50501
-------------------------------             ------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code: (515) 576-7418

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

As of August 2, 2006, the registrant had 3,989,124 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                     PART I
                              FINANCIAL INFORMATION

                                                                                           PAGE
                                                                                          NUMBER
Item 1       Financial Statements                                                            3

             Condensed Consolidated Balance Sheets as of December 31, 2005 and
             June 30, 2006  (unaudited)...............................................       3

             Condensed Consolidated Statements of Operations for the three and six
             months ended June 30, 2005 and 2006 (unaudited)..........................       5

             Condensed Consolidated Statements of Cash Flows for the six months
             ended June 30, 2005 and 2006 (unaudited).................................       6

             Notes to Condensed Consolidated Financial Statements (unaudited).........       7

Item 2       Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................      10

Item 3       Quantitative and Qualitative Disclosures About Market Risk...............      19

Item 4       Controls and Procedures..................................................      20

                                              PART II
                                         OTHER INFORMATION

Item 1       Legal Proceedings........................................................      20

Item 1A      Risk Factors.............................................................      20

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds..............      20

Item 3       Defaults Upon Senior Securities..........................................      20

Item 4       Submission of Matters to a Vote of Security Holders......................      20

Item 5       Other Information........................................................      20

Item 6       Exhibits.................................................................      21

Signatures   .........................................................................      22

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                              DECEMBER 31,           JUNE 30,
                                                                  2005                 2006
                                                            ----------------     -----------------
                                                                                    (unaudited)
                         ASSETS

Current assets:
  Cash and cash equivalents............................     $            168     $           4,470
  Receivables, net:

   Trade...............................................               19,209                20,396
   Other...............................................                  611                   780
  Inventories..........................................                  938                 1,011
  Deposits, primarily with insurers....................                  976                   986
  Prepaid expenses.....................................                1,597                   982
  Deferred income taxes................................                3,133                 3,190
                                                            ----------------     -----------------
        Total current assets...........................               26,632                31,815
                                                            ----------------     -----------------
Property and equipment:
  Land.................................................                1,137                 1,137
  Buildings and improvements...........................                7,052                 7,084
  Tractors.............................................               72,354                71,335
  Trailers.............................................               36,260                38,155
  Other equipment......................................                4,323                 4,612
                                                            ----------------     -----------------
                                                                     121,126               122,323
  Less accumulated depreciation........................               59,704                55,969
                                                            ----------------     -----------------
   Net property and equipment..........................               61,422                66,354
                                                            ----------------     -----------------
Goodwill...............................................                1,745                 1,745
Other assets...........................................                  312                   315
                                                            ----------------     -----------------
                                                            $         90,111     $         100,229
                                                            ================     =================

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                             DECEMBER 31,          JUNE 30,
                                                                 2005                2006
                                                            --------------      ---------------
                                                                                  (unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt................      $        8,363      $         9,041
  Accounts payable....................................               7,401                8,528
  Accrued loss reserves...............................               6,681                6,808
  Accrued compensation................................               2,463                2,939
  Other accrued expenses..............................                 493                  519
  Income tax payable..................................                 313                  216
                                                            --------------      ---------------
        Total current liabilities.....................              25,714               28,051
Long-term debt, less current maturities...............              24,425               29,766
Line of credit........................................                 760                    -
Deferred income taxes.................................              11,734               12,238
                                                            --------------      ---------------
        Total liabilities.............................              62,633               70,055
                                                            --------------      ---------------
Stockholders' equity:
  Preferred stock.....................................                   -                    -
  Common stock:
    Class A...........................................                  40                   40
    Class B...........................................                  10                   10
  Additional paid-in capital..........................              11,511               11,575
  Retained earnings...................................              16,058               18,660
  Reacquired shares, at cost..........................                (141)                (111)
                                                            --------------      ---------------
        Total stockholders' equity....................              27,478               30,174
Commitments
                                                            --------------      ---------------
                                                            $       90,111      $       100,229
                                                            ==============      ===============

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                                   --------------------------      ----------------------------
                                                     2005            2006             2005             2006
                                                   ---------      -----------      -----------      -----------
Operating revenue:
   Freight .................................       $   54,958     $    60,371      $    104,405     $   117,648
   Other ...................................              398             510               675             922
                                                   ----------     -----------      ------------     -----------
       Operating revenue ...................           55,356          60,881           105,080         118,570
                                                   ----------     -----------      ------------     -----------
Operating expenses:
   Purchased transportation ................           19,147          21,681            35,515          42,234
    Compensation and employee benefits .....           14,581          14,683            28,241          29,812
   Fuel, supplies, and maintenance .........           11,937          14,183            23,015          26,941
   Insurance and claims ....................            1,658           1,485             3,666           2,918
   Taxes and licenses ......................            1,032           1,012             1,905           1,966
    General and administrative .............            1,824           2,026             3,766           3,892
    Communications and utilities ...........              265             273               596             617
    Gain on disposal of assets .............             (480)           (750)           (1,020)         (1,312)
   Depreciation and amortization ...........            2,666           3,011             5,344           5,875
                                                   ----------     -----------      ------------     -----------
       Total operating expenses ............           52,630          57,604           101,028         112,943
                                                   ----------     -----------      ------------     -----------
      Earnings from operations .............            2,726           3,277             4,052           5,627
Financial (expense) income
   Interest expense ........................             (399)           (539)             (768)         (1,040)
   Interest income .........................               18              41                51              59
                                                   ----------     -----------      ------------     -----------
      Earnings before income taxes .........            2,345           2,779             3,335           4,646
Income tax expense .........................              990           1,220             1,477           2,044
                                                   ----------     -----------      ------------     -----------
      Net earnings .........................       $    1,355     $     1,559      $      1,858     $      2,602
                                                   ==========     ===========      ============     ===========

Basic earnings per share ...................       $     0.27     $      0.31      $       0.38     $      0.52
                                                   ==========     ===========      ============     ===========
Diluted earnings per share .................       $     0.27     $      0.31      $       0.37     $      0.51
                                                   ==========     ===========      ============     ===========

Basic weighted average shares outstanding ..        4,936,624       4,978,575         4,920,325       4,975,118
      Effect of dilutive stock options .....          110,834         104,397           114,687         104,419
                                                   ----------     -----------      ------------     -----------
Diluted weighted average shares outstanding         5,047,458       5,082,972         5,035,012       5,079,537
                                                   ==========     ===========      ============     ===========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                 ----------------------
                                                                   2005          2006
                                                                 --------      --------
Cash flows from operating activities:

  Net earnings .............................................     $  1,858      $  2,602
                                                                 --------      --------
  Adjustments to reconcile net earnings to cash provided by
   operating activities:
    Depreciation and amortization ..........................        5,344         5,875
    Gain on disposal of assets .............................       (1,020)       (1,312)
    Deferred income tax (benefit) expense ..................         (221)          447
    Change in:
       Receivables .........................................       (3,733)       (1,356)
       Inventories .........................................           (7)          (73)
       Deposits, primarily with insurers ...................         (111)          (10)
       Prepaid expenses ....................................         (568)          615
       Accounts payable and other accrued liabilities ......        5,192         1,659
                                                                 --------      --------
         Total adjustments .................................        4,876         5,845
                                                                 --------      --------
           Net cash provided by operating activities .......        6,734         8,447
                                                                 --------      --------
Cash flows from investing activities:

  Purchase of property and equipment .......................         (686)         (982)
  Proceeds from sale of property and equipment .............        2,856         2,423
  Other ....................................................           15            (3)
                                                                 --------      --------
        Net cash provided by investing activities ..........        2,185         1,438
                                                                 --------      --------
Cash flows from financing activities:
  Net repayment on line of credit ..........................            -          (760)
  Principal payments on long-term debt .....................      (10,047)       (4,917)
  Treasury stock reissued ..................................           84            70
  Other ....................................................            6            24
                                                                 --------      --------
        Net cash used in financing activities ..............       (9,957)       (5,583)
                                                                 --------      --------
        Net (decrease) increase in cash and cash equivalents       (1,038)        4,302
Cash and cash equivalents at beginning of period ...........        5,054           168
                                                                 --------      --------
Cash and cash equivalents at end of period .................     $  4,016      $  4,470
                                                                 ========      ========
Supplemental disclosure of cash flow information:
  Cash paid during period for:

       Interest ............................................     $    775      $  1,026
       Income taxes ........................................          836         1,655
                                                                 ========      ========
Supplemental schedules of noncash investing and financing
  activities:

  Fair market value of revenue equipment traded ............     $      -      $  1,603
  Notes payable issued for tractors and trailers ...........       11,864        10,936
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

NOTE 2. NET EARNINGS PER COMMON SHARE

      Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees and directors as potential common shares. The dilutive effect of stock options excludes 55,000 and 42,000 shares for the three months and six months ending on June 30, 2005 and 2006, respectively, as the exercise prices of the underlying options were out of the money and the effect was anti-dilutive. Stock options outstanding at June 30, 2005 and 2006, totaled 236,850 and 203,850, respectively.

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

      Options granted under these plans vest in installments from 12 to 60 months after the date of grant. The options are exercisable over a period not to exceed ten years from the date of grant. At June 30, 2006, 822,500 shares were available for granting additional options.

      Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("No. 123R"), using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under for either recognition or pro forma disclosures. Stock-based employee compensation expense for the six months ended June 30, 2006 was $12 and is included as an expense within the consolidated statements of operations, giving rise to a related tax benefit of $6. As of June 30, 2006, the total compensation cost related to non-vested awards not yet recognized was $104 and the weighted-average period over which it is expected to be recognized was one year. There was no cumulative effect of initially adopting No. 123R.

      The following table summarizes stock option activity for the six months ended June 30, 2006:

                                                                           WEIGHTED
                                                           WEIGHTED        AVERAGE
                                                           AVERAGE         REMAINING        AGGREGATE
                                            NUMBER OF      EXERCISE      CONTRACTUAL        INTRINSIC
                                             OPTIONS        PRICE        TERM (YEARS)         VALUE
                                            ---------      --------      ------------      -----------
Outstanding at beginning of period            205,350      $   4.38
  Options granted                              12,000         11.42
  Options exercised                           (13,500)         2.20
  Options forfeited                                 -
  Options expired                                   -
                                              -------      --------          ----          -----------
Outstanding at end of period                  203,850      $   4.94          4.45          $     1,133
                                              =======      ========          ====          ===========
Options exercisable at end of period          152,350      $   5.09          3.76          $       826

      The total intrinsic value of options that vested during the six months ended June 30, 2005 and 2006 was $5 and $77, respectively.

      We granted 22,000 and 12,000 stock options during the six months ended June 30, 2005 and 2006, respectively. The weighted-average grant-date fair value of these options was $2.95 per share in the 2005 period and $5.45 per share in the 2006 period. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

                                             Six months ended
                                                 June 30,
                                            ------------------
                                             2005        2006
                                            ------      ------
Risk-free interest rate                       3.69%       5.05%
Expected dividend yield                          0%          0%
Expected volatility                             69%         66%
Expected term (in years)                         3           3

      The risk-free interest rate assumptions were based upon the yield of a US Treasury interest only strip with a maturity date corresponding to the estimated term of the option. The expected volatility was based on historical bi-monthly price changes of our stock since July 1996. The estimated term was the average number of years that we estimate the options will be outstanding.

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

      The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of No. 123 to stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

                                                                    THREE MONTHS             SIX MONTHS
                                                                ENDED JUNE 30, 2005      ENDED JUNE 30, 2005
                                                                -------------------      -------------------
Net earnings, as reported                                             $ 1,355                  $ 1,858
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                              (3)                      (5)
                                                                      -------                  -------
Pro forma net earnings                                                $ 1,352                  $ 1,853
                                                                      =======                  =======
Basic earnings per share            -  as reported                    $  0.27                  $  0.38
                                    -  pro forma                      $  0.27                  $  0.38

Diluted earnings per share          -  as reported                    $  0.27                  $  0.37
                                    -  pro forma                      $  0.27                  $  0.37

      The following table summarizes options that were exercised during the six months ended June 30, 2005 and 2006.

                                                                          2005                   2006
                                                                        --------               ---------
Number of shares exercised                                                35,000                  13,500
Cash received from exercise of stock  options                           $     85               $      30
Total intrinsic value of options exercised                                   148                     103
Tax benefits realized from exercised options                                   -                      40

      Although we do not have a formal policy for issuing shares upon exercise of stock options, these shares are generally issued from treasury stock. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock option exercises during 2006.

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

      Our fiscal year ends on December 31 of each year. Thus, this report discusses the second quarter and first six months of our 2005 and 2006 fiscal years.

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

                             THREE MONTHS ENDED         SIX MONTHS ENDED
(Dollars in thousands)            JUNE 30,                   JUNE 30,
                            ---------------------     ---------------------
                              2005         2006         2005         2006
                            --------     --------     --------     --------
Trucking revenue            $ 46,021     $ 48,115     $ 88,787     $ 94,534
Brokerage revenue              2,319        2,095        4,120        4,756
Fuel surcharge revenue         6,618       10,161       11,498       18,358
                            --------     --------     --------     --------
  Total freight revenue       54,958       60,371      104,405      117,648
  Other revenue                  398          510          675          922
                            --------     --------     --------     --------
   Operating revenue        $ 55,356     $ 60,881     $105,080     $118,570
                            ========     ========     ========     ========

      During the second quarter of 2006, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) increased to $2,947 from $2,864 in the second quarter of 2005, reflecting a 4.5% increase in our average revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenues) and a 1.6% increase in our weighted average tractors to 1,256 in the 2006 quarter from 1,236 in the 2005 quarter. Our ending fleet size grew by 27 units (2.2%) to 1,261 units at June 30, 2006 compared to 1,234 units at June 30, 2005.

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

      For the three months ended June 30, 2006, operating revenue increased 10.0% to $60.9 million from $55.4 million during the same quarter in 2005. Net earnings were $1.6 million, or $0.31 per basic and diluted share, compared with net earnings of $1.4 million, or $0.27 per basic share and diluted share, during the 2005 quarter.

      For the six months ended June 30, 2006, operating revenue increased 12.8% to $118.6 million from $105.1 million during the same period in 2005. Net earnings were $2.6 million, or $0.52 per basic share and $0.51 per diluted share, compared with net earnings of $1.9 million, or $0.38 per basic share and $0.37 per diluted share, during the first six months of 2005.

RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of certain items to revenue for the three and six months ended June 30, 2005 and 2006:

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                      ------------------------      ----------------------
                                                        2005            2006          2005          2006
                                                      --------        --------      --------      --------
Operating revenue...............................       100.0%          100.0%        100.0%        100.0%
Operating expenses:
    Purchased transportation....................        34.6            35.6          33.8          35.6
    Compensation and employee benefits..........        26.3            24.1          26.9          25.1
    Fuel, supplies, and maintenance.............        21.6            23.3          21.9          22.7
    Insurance and claims........................         3.0             2.4           3.5           2.5
    Taxes and licenses..........................         1.9             1.7           1.8           1.7
    General and administrative..................         3.3             3.3           3.6           3.3
    Communication and utilities.................         0.5             0.4           0.6           0.5
    Gain from disposal of assets................        (0.9)           (1.2)         (1.0)         (1.1)
    Depreciation and amortization...............         4.8             4.9           5.1           5.0
                                                        ----            ----          ----          ----
    Total operating expenses....................        95.1            94.6          96.1          95.3
                                                        ----            ----          ----          ----
Earnings from operations........................         4.9             5.4           3.9           4.7
Interest expense, net...........................        (0.7)           (0.8)         (0.7)         (0.8)
                                                        ----            ----          ----          ----
Earnings before income taxes....................         4.2             4.6           3.2           3.9
Income tax expense..............................         1.8             2.0           1.4           1.7
                                                        ----            ----          ----          ----
Net earnings....................................         2.4%            2.6%          1.8%          2.2%
                                                        ====            ====          ====          ====

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 WITH THREE MONTHS ENDED JUNE 30, 2005.

      Operating revenue increased $5.5 million (10.0%) to $60.9 million in the 2006 quarter from $55.4 million in the 2005 quarter. The increase in operating revenue resulted from increased average operating revenue per tractor per week and an increase in our weighted average tractors to 1,256 in the 2006 quarter from 1,236 in the 2005 quarter.

      Average operating revenue per tractor per week increased to $3,729 in the 2006 quarter from $3,445 in the 2005 quarter. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation as this provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,947 in the 2006 quarter from $2,864 in the 2005 quarter, primarily due to improvements in our freight rates. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased $0.07 to $1.63 in the 2006 quarter from $1.56 in the 2005 quarter. Fuel surcharge revenue increased $3.5 million to $10.2 million in the 2006 quarter from $6.6 million in the 2005 quarter. During the second quarter of 2006 and 2005, approximately $5.8 million and $3.9 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

      Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $2.5 million (13.2%) to $21.7 million in the 2006 quarter from $19.1 million in the 2005 quarter. As a percentage of revenue, purchased transportation increased to 35.6% in the 2006 quarter from 34.6% in the 2005 quarter. The changes reflect higher pay to independent contractors resulting from increases in fuel surcharge revenue and average revenue per billed mile, higher payments to broker carriers and an increase in the percentage of our fleet supplied by independent contractors. The percentage of total operating revenue provided by independent contractors increased to 38.1% in the 2006 quarter from 36.6% in the 2005 quarter.

      Compensation and employee benefits increased $102,000 (0.7%) to $14.7 million in the 2006 quarter from $14.6 million in the 2005 quarter reflecting increases in the number of company drivers and in their rate of pay, as well as increases in non-driver employee wages, that was partially offset by lower health claims and worker's compensation expense. As a percentage of revenue, compensation and employee benefits decreased to 24.1% in the 2006 quarter from 26.3% in the 2005 quarter, reflecting the changes described above and an increase in our revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in wages. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, improved to 5.00 during the 2006 quarter compared to 4.91 in the 2005 quarter. The market for recruiting drivers continues to be challenging. We increased driver pay in April 2006 and expect that further increases will be necessary. Future increases in driver pay will negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

      Fuel, supplies, and maintenance increased $2.2 million (18.8%) to $14.2 million in the 2006 quarter from $11.9 million in the 2005 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 23.3% of revenue in the 2006 quarter compared with 21.6% in the 2005 quarter. This reflects higher fuel prices, partially offset by an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in maintenance costs. As expected, maintenance costs have decreased as we continue to update our fleet with new equipment. Fuel prices increased approximately 28% to an average of $2.75 per gallon in the 2006 quarter from $2.15 per gallon in the 2005 quarter. The $0.60 per gallon increase in fuel prices was partially offset by a $0.46 per gallon ($2.0 million) increase in fuel surcharge revenue attributable to company-owned tractors that is included in operating revenue, mitigating 77% of the increase in fuel prices.

      Insurance and claims decreased $173,000 (10.4%) to $1.5 million in the 2006 quarter from $1.7 million in the 2005 quarter. As a percentage of revenue, insurance and claims decreased to 2.4% of revenue in the 2006 quarter compared with 3.0% in the 2005 quarter. This reflects a reduction in both primary and excess insurance premiums, significantly lower auto liability, physical damage, and cargo claims, and an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in insurance and claims costs. The insurance policies were renewed on July 1, 2006 with no material change in coverage.

      Taxes and licenses were $1.0 million in both the 2006 quarter and 2005 quarter. As a percentage of revenue, taxes and licenses decreased to 1.7% of revenue in the 2006 quarter compared with 1.9% of revenue in the 2005 quarter, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in taxes and licenses.

      General and administrative expenses increased $202,000 (11.1%) to $2.0 million in the 2006 quarter from $1.8 million in the 2005 quarter, reflecting increased advertising expense related to driver recruiting and the addition of new agency relationships that has caused agent commissions to increase. As a percentage of revenue, general and administrative expenses remained constant at 3.3% of revenue in both the 2006 quarter and 2005 quarter, reflecting the items noted above offset by an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in general and administrative expenses.

      Communications and utilities increased $8,000 (3.0%) to $273,000 in the 2006 quarter from $265,000 in the 2005 quarter. As a percentage of revenue, communications and utilities decreased to 0.4% of revenue in the 2006 quarter from 0.5% of revenue in the 2005 quarter, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in communications and utilities expenses.

      Gains on the disposal of assets increased $270,000 (56.3%) to $750,000 in the 2006 quarter from $480,000 in the 2005 quarter reflecting a stronger used equipment market. As a percentage of revenue, gains on the disposal of assets increased to 1.2% of revenue in the 2006 quarter compared to 0.9% of revenue in the 2005 quarter.

      Depreciation and amortization increased $345,000 (12.9%) to $3.0 million in the 2006 quarter from $2.7 million in the 2005 quarter reflecting an increase in company owned tractors and trailers and an increase in the value of equipment subject to depreciation. As a percentage of revenue, depreciation and amortization increased to 4.9% of revenue in the 2006 quarter compared with 4.8% in the 2005 quarter, reflecting the items noted above, the effect of which was partially offset by an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in depreciation and amortization. As we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

      Interest expense, net, increased $117,000 (30.7%) to $498,000 in the 2006 quarter from $381,000 in the 2005 quarter. This increase was attributable to higher average debt outstanding and higher interest rates. As a percentage of revenue, interest expense, net, increased to 0.8% of revenue in the 2006 quarter from 0.7% of revenue in the 2005 quarter.

      As a result of the foregoing, our pre-tax margin increased to 4.6% in the 2006 quarter from 4.2% in the 2005 quarter.

      Our income tax expense in the 2006 quarter was $1.2 million, or 43.9% of earnings before income taxes. Our income tax expense in the 2005 quarter was $990,000, or 42.2% of earnings before income taxes. In both quarters, the effective tax rate was different from the expected combined tax rate for a company headquartered in Iowa because a portion of the cost of driver per diem expense is not deductible. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings.

      As a result of the factors described above, net earnings were $1.6 million in the 2006 quarter (2.6% of revenue), compared with $1.4 million in the 2005 quarter (2.4% of revenue). In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 94.6% during the 2006 quarter as compared with 95.1% during the 2005 quarter. Our adjusted operating ratio (operating expenses minus fuel surcharge revenue as a percentage of operating revenue excluding fuel surcharge revenue) was 93.5% during the 2006 quarter as compared with 94.4% during the 2005 quarter.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 WITH SIX MONTHS ENDED JUNE 30,
2005.

      Operating revenue increased $13.5 million (12.8%) to $118.6 million in the first six months of 2006 from $105.1 million in first six months of 2005. The increase in operating revenue resulted from increased average operating revenue per tractor per week and an increase in our weighted average tractors to 1,262 in the 2006 period from 1,234 in the 2005 period.

      Average operating revenue per tractor per week increased to $3,614 in the 2006 period from $3,275 in the 2005 period. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation as this provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,881 in the 2006 period from $2,767 in the 2005 period, primarily due to improvements in our freight rates. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased $0.08 to $1.62 in the 2006 period from $1.54 in the 2005 period. Fuel surcharge revenue increased $6.9 million to $18.4 million in the 2006 period from $11.5 million in the 2005 period. During the first six months of 2006 and 2005, approximately $10.5 million and $6.8 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

      Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $6.7 million (18.9%) to $42.2 million in the 2006 period from $35.5 million in the 2005 period. As a percentage of revenue, purchased transportation increased to 35.6% in the 2006 period from 33.8% in the 2005 period. The changes reflect higher pay to independent contractors resulting from increases in fuel surcharge revenue and average revenue per billed mile, higher payments to broker carriers and an increase in the percentage of our fleet supplied by independent contractors. The percentage of total operating revenue provided by independent contractors increased to 37.6% in the 2006 period from 35.9% in the 2005 period.

      Compensation and employee benefits increased $1.6 million (5.6%) to $29.8 million in the 2006 period from $28.2 million in the 2005 period reflecting increases in the number of company drivers and in their rate of pay, increases in non-driver employee wages, and higher worker's compensation expense, partially offset by lower health claims. As a percentage of revenue, compensation and employee benefits decreased to 25.1% in the 2006 period from 26.9% in the 2005 period, reflecting the changes described above and an increase in our revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in wages. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, improved to
5.06 during the 2006 period compared to 4.94 in the 2005 period. The market for recruiting drivers continues to be challenging. We increased driver pay in April 2006 and expect that further increases will be necessary. Future increases in driver pay will negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

      Fuel, supplies, and maintenance increased $3.9 million (17.1%) to $26.9 million in the 2006 period from $23.0 million in the 2005 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 22.7% of revenue in the 2006 period compared with 21.9% in the 2005 period. This reflects higher fuel prices, partially offset by an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in maintenance costs. As expected, maintenance costs have decreased as we continue to update our fleet with new equipment. Fuel prices increased approximately 25% to an average of $2.56 per gallon in the 2006 period from $2.05 per gallon in the 2005 period. The $0.51 per gallon increase in fuel prices was partially offset by a $0.42 per gallon ($3.7 million) increase in fuel surcharge revenue attributable to company-owned tractors that is included in operating revenue, mitigating 82% of the increase in fuel prices.

      Insurance and claims decreased $748,000 (20.4%) to $2.9 million in the 2006 period from $3.7 million in the 2005 period. As a percentage of revenue, insurance and claims decreased to 2.5% of revenue in the 2006 period compared with 3.5% in the 2005 period. This reflects a reduction in both primary and excess insurance premiums, significantly lower auto liability, physical damage, and cargo claims, and an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in insurance and claims costs. The insurance policies were renewed on July 1, 2006 with no material change in coverage.

      Taxes and licenses increased $61,000 (3.2%) to $2.0 million in the 2006 period from $1.9 million in the 2005 period. As a percentage of revenue, taxes and licenses decreased to 1.7% of revenue in the 2006 period compared with 1.8% of revenue in the 2005 period, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in taxes and licenses.

      General and administrative expenses increased $126,000 (3.3%) to $3.9 million in the 2006 period from $3.8 million in the 2005 period, reflecting increased advertising expense related to driver recruiting and the addition of new agency relationships that has caused agent commissions to increase. As a percentage of revenue, general and administrative expenses decreased to 3.3% of revenue in the 2006 period from 3.6% of revenue in the 2005 period, reflecting the items noted above offset by an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in general and administrative expenses.

      Communications and utilities increased $21,000 (3.5%) to $617,000 in the 2006 period from $596,000 in the 2005 period. As a percentage of revenue, communications and utilities decreased to 0.5% of revenue in the 2006 period from 0.6% of revenue in the 2005 period, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in communications and utilities expenses.

      Gains on the disposal of assets increased $292,000 (28.6%) to $1.3 million in the 2006 period from $1.0 million in the 2005 period reflecting a stronger used equipment market. As a percentage of revenue, gains on the disposal of assets increased to 1.1% of revenue in the 2006 period compared to 1.0% of revenue in the 2005 period.

      Depreciation and amortization increased $531,000 (9.9%) to $5.9 million in the 2006 period from $5.3 million in the 2005 period reflecting an increase in company owned tractors and trailers and an increase in the value of equipment subject to depreciation. As a percentage of revenue, depreciation and amortization decreased to 5.0% of revenue in the 2006 period compared with 5.1% in the 2005 period, reflecting the items noted above, the effect of which was offset by an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in depreciation and amortization. As we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

      Interest expense, net, increased $264,000 (36.8%) to $981,000 in the 2006 period from $717,000 in the 2005 period. This increase was attributable to higher average debt outstanding and higher interest rates. As a percentage of revenue, interest expense, net, increased to 0.8% of revenue in the 2006 period from 0.7% of revenue in the 2005 period.

      As a result of the foregoing, our pre-tax margin increased to 3.9% in the 2006 period from 3.2% in the 2005 period.

      Our income tax expense in the 2006 period was $2.0 million, or 44.0% of earnings before income taxes. Our income tax expense in the 2005 period was $1.5 million, or 44.3% of earnings before income taxes. In both periods, the effective tax rate was different from the expected combined tax rate for a company headquartered in Iowa because a portion of the cost of driver per diem expense is not deductible. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings.

      As a result of the factors described above, net earnings were $2.6 million in the 2006 period (2.2% of revenue), compared with $1.9 million in the 2005 period (1.8% of revenue). In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 95.3% during the 2006 period as compared with 96.1% during the 2005 period. Our adjusted operating ratio (operating expenses minus fuel surcharge revenue as a percentage of operating revenue excluding fuel surcharge revenue) was 94.4% during the 2006 period as compared with 95.7% during the 2005 period.

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

      Our primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with commercial lending institutions and equipment manufacturers. At June 30, 2006, we had $4.5 million in cash and adequate borrowing availability on our line of credit to finance any near-term needs for working capital. During the first six months of 2006 we purchased 92 new tractors and 208 new trailers for $12.7 million, which was financed, in part, with $10.9 million of new long term debt. We plan to purchase approximately 118 new tractors and 182 new trailers throughout the remainder of 2006, allowing for the replacement of older, high mileage tractors and trailers.

      At June 30, 2006, we had positive working capital of $3.8 million compared to positive working capital of $2.7 million at June 30, 2005. Working capital, defined as current assets minus current liabilities, is not always fully representative of our liquidity position because cash and trade receivables account for a large portion of our current assets. Our trade accounts receivable are generally collected within 31 days. Alternatively, current maturities of long term debt, a large portion of our current liabilities, are paid over one year.

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

      Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through June 2007. We will require additional sources of financing over the long-term to upgrade our tractor and trailer fleets. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants.

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

      Net cash provided by operating activities was $8.4 million for the six months ended June 30, 2006, compared to $6.7 million for the six months ended June 30, 2005. Historically, our principal use of cash from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $1.4 million for the six months ended June 30, 2006. The average age of our trade accounts receivable improved to 30.9 days in the 2006 period compared to 31.6 days in the 2005 period.

      Net cash provided by investing activities was $1.4 million for the six months ended June 30, 2006. This related primarily to proceeds from the sale of revenue equipment offset by the use of cash to purchase property and equipment.

      Net cash used in financing activities was $5.6 million for the six months ended June 30, 2006, consisting primarily of net payments of principal under our long-term debt agreements.

      We have a financing arrangement with LaSalle Bank, which expires on October 31, 2010, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle Bank may terminate the arrangement prior to October 31, 2010, in the event of default, and may terminate at the end of any renewal term. The agreement provides for a revolving line of credit which allows for borrowings at up to 85% of eligible receivables. At June 30, 2006, there was no balance owed under our revolving line of credit.

      The LaSalle Bank financing arrangement also includes financing for letters of credit. At June 30, 2006, we had outstanding letters of credit totaling $7.6 million for self-insured amounts under our insurance programs. We are required to pay an annual fee of 1.25% of the outstanding letters of credit. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement discussed above. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity.

      The combination of borrowings under the line of credit and outstanding letters of credit with LaSalle Bank cannot exceed the lower of $15 million or a specified borrowing base, which at June 30, 2006 was $15.0 million, leaving $7.4 million in remaining availability at such date. We are required to pay a facility fee on the LaSalle Bank financing arrangement of .20% of the unused loan limit. Borrowings under the arrangement are secured by accounts receivable. The interest rate on outstanding borrowings under the arrangement is equal to a spread on LaSalle Bank's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, as defined under the agreement. At June 30, 2006 the applicable interest rate under the arrangement was equal to the prime rate minus 75 basis points.

      The LaSalle Bank financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, debt to EBITDAR, and a fixed charge coverage ratio. We were in compliance with these requirements at June 30, 2006. We believe we will maintain compliance with all covenants throughout 2006, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for June 30, 2006 and we expect to remain in compliance for the foreseeable future. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In this event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

      CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following tables set forth our contractual obligations and other commercial commitments as of June 30, 2006:

                                                   PAYMENTS (IN THOUSANDS) DUE BY PERIOD

                                                   Less than                                 After
Contractual Obligations                 Total       One year    1-3 years    3-5 years      5 years
-----------------------------------   ----------   ----------   ----------   ----------   ----------
Long-term debt                        $   38,807   $    9,041   $   19,779   $    9,987   $        -
Operating lease obligations                4,673        1,971        2,634           68            -
Purchase obligations                       4,752        4,752            -            -            -
                                      ----------   ----------   ----------   ----------   ----------
Total                                 $   48,232   $   15,764   $   22,413   $   10,055   $        -
                                      ==========   ==========   ==========   ==========   ==========

      In our normal course of business we place orders with equipment manufacturers for future delivery of new tractors and trailers. The orders for trailers can be cancelled at any time without penalty prior to taking delivery. The orders for tractors can be cancelled without penalty at any time up to 60 days prior to production of the tractor. If the termination occurs less than 60 days, but more than 45 days prior to production, we retain the right to cancel subject to a per truck penalty of $500. Orders generally cannot be cancelled within 45 days prior to production. At June 30, 2006, we had commercial commitments of approximately $4.8 million, related to tractor and trailer orders that cannot be cancelled. Financing for these commitments has been prearranged.

      Approximately 19% of our long-term debt carries a variable interest rate making reliable estimates of future interest payments difficult. Using our weighted average interest rate of 6.45% as of June 30, 2006, the following approximately represents our expected obligations for future interest payments:

                                                   PAYMENTS (IN THOUSANDS) DUE BY PERIOD

                                                   Less than                                 After
                                        Total       One year    1-3 years    3-5 years      5 years
                                      ----------   ----------   ----------   ----------   ----------
Total interest payments               $    5,243   $    2,210   $    2,531   $      502   $        -
                                      ==========   ==========   ==========   ==========   ==========

      We had no other commercial commitments at June 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

      Our liquidity is not materially affected by off-balance sheet transactions. As of June 30, 2006, our fleet included 126 tractors and 11 trailers obtained under operating leases. The lease payments for these tractors and trailers increase equipment rent expense, a component of purchased transportation expense, rather than depreciation and interest expense. These obligations are included in our schedule of contractual obligations, and exclude potential Terminal Remainder Adjustment Clause (TRAC) payments or refunds on 116 tractors amounting to 40% of the original purchase price due at the end of the original 48 month term of the lease. After 48 months, we expect the residual value of the tractors to be greater than 40% of the original cost, allowing us to return the tractors without penalty.

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

      ACCOUNTING STANDARDS

      In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-An Amendment of FASB Statements No. 133 and 140." This statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and eliminates the exemption from applying Statement No. 133 to interests in securitized financial assets so that similar items are accounted for in the same way. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As of June 30, 2006, we believe that SFAS No. 155 will have no effect on our financial position, results of operations, and cash flows.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. As of June 30, 2006, we believe that SFAS No. 156 will have no effect on our financial position, results of operations, and cash flows.

      In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109." This interpretation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective at the beginning of the first fiscal year that begins after December 15, 2006. We are evaluating the effect, if any, the adoption of FIN 48 will have on our financial statements.

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

      We presently use fuel surcharges to address the risk of increasing fuel prices. We believe these fuel surcharges are an effective means of mitigating the risk of increasing fuel prices, although the competitive nature of our industry prevents us from recovering the full amount of fuel price increases through the use of these surcharges.

      In the past, we have used derivative instruments, including heating oil price swap agreements, to reduce a portion of our exposure to fuel price fluctuations. Since 2000, we have had no such agreements in place. We do not trade in these derivatives with the objective of earning financial gains on price fluctuations.

INTEREST RATE RISK

      We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangement with LaSalle Bank carries a variable interest rate equal to a spread on LaSalle's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to EBITDAR, as defined under the agreement. In addition, approximately $7.4 million of our other debt carries variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at June 30, 2006, a one-point increase in the prime rate would increase interest expense by approximately $74,000. The remainder of our other debt carries fixed interest rates. At June 30, 2006, approximately 19% of our debt carried a variable interest rate and the remainder was fixed.

ITEM 4. CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006. During our second fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act rules.

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

      We have confidence in our disclosure controls and procedures and internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors or intentional fraud. A disclosure control system and an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of these controls are met. Further, the design of these control systems must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Not applicable.

ITEM 1A. RISK FACTORS

      Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2006, we held our annual meeting of stockholders for the purpose of
(a) electing five directors for one-year terms and (b) ratifying the selection of KPMG LLP as our primary independent registered public accounting firm for our fiscal year ending December 31, 2006.

The voting tabulation on the election of directors was as follows:

                                      Votes For       Votes Withheld
                                     -----------      --------------
Terry G. Christenberry                5,762,872            1,629
Labh S. Hira                          5,761,904            2,597
Herbert D. Ihle                       5,762,669            1,832
G. Larry Owens                        5,679,533           84,968
Marlys L. Smith                       5,709,302           55,199

The voting tabulation to ratify the selection of KPMG LLP as our primary independent registered public accounting firm for the fiscal year ending December 31, 2006 was as follows:

   For                         Against    Abstentions    Broker Non-Votes
---------                     ---------   -----------    ----------------
5,709,137                       54,886        478                0

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

 EXHIBIT
 NUMBER                                                     DESCRIPTION
---------        --------------------------------------------------------------------------------------------------
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

                               SMITHWAY MOTOR XPRESS CORP.

Date: August 14, 2006          By:   /s/ Douglas C. Sandvig
                                   -------------------------------
                                   Douglas C. Sandvig
                                   Senior Vice President, Treasurer and Chief
                                   Financial Officer
                                   (On behalf of the registrant and as the
                                   registrant's principal financial and
                                   accounting officer)

                                  EXHIBIT INDEX

 EXHIBIT                                                                                    METHOD OF
 NUMBER                                    DESCRIPTION                                       FILING
--------    -------------------------------------------------------------------------    --------------
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