Form 10-Q
period 2006-09-30
SMITHWAY MOTOR XPRESS CORP
filed 2006-11-09
CIK 941914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

COMMISSION FILE NUMBER: 000-20793

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

As of October 2, 2006, the registrant had 3,989,124 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
                                     PART I
                              FINANCIAL INFORMATION

Item 1     Financial Statements........................................      3
           Condensed Consolidated Balance Sheets as of December 31,
              2005 and September 30, 2006 (unaudited)..................      3
           Condensed Consolidated Statements of Operations for the
              three and nine months ended September 30, 2005 and
              2006 (unaudited).........................................      5
           Condensed Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2005 and 2006 (unaudited).....      6
           Notes to Condensed Consolidated Financial Statements
              (unaudited)..............................................      7
Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................     10
Item 3     Quantitative and Qualitative Disclosures About Market Risk..     19
Item 4     Controls and Procedures.....................................     20

                                     PART II
                                OTHER INFORMATION

Item 1     Legal Proceedings...........................................     21
Item 1A    Risk Factors................................................     21
Item 2     Unregistered Sales of Equity Securities and Use of
              Proceeds.................................................     21
Item 3     Defaults Upon Senior Securities.............................     21
Item 4     Submission of Matters to a Vote of Security Holders.........     21
Item 5     Other Information...........................................     21
Item 6     Exhibits....................................................     21
Signatures.............................................................     22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                             DECEMBER 31,   SEPTEMBER 30,
                                                 2005           2006
                                             ------------   -------------
                                                             (unaudited)
                  ASSETS
Current assets:
   Cash and cash equivalents .............     $    168        $  1,907
   Receivables, net:
      Trade ..............................       19,209          20,495
      Other ..............................          611             907
   Inventories ...........................          938           1,083
   Deposits, primarily with insurers .....          976             976
   Prepaid expenses ......................        1,597           2,633
   Deferred income taxes .................        3,133           3,377
                                               --------        --------
         Total current assets ............       26,632          31,378
                                               --------        --------
Property and equipment:
   Land ..................................        1,137           1,137
   Buildings and improvements ............        7,052           7,134
   Tractors ..............................       72,354          74,341
   Trailers ..............................       36,260          38,046
   Other equipment .......................        4,323           4,652
                                               --------        --------
                                                121,126         125,310
   Less accumulated depreciation .........       59,704          54,798
                                               --------        --------
         Net property and equipment ......       61,422          70,512
                                               --------        --------
Goodwill .................................        1,745           1,745
Other assets .............................          312             315
                                               --------        --------
                                               $ 90,111        $103,950
                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                             DECEMBER 31,   SEPTEMBER 30,
                                                 2005            2006
                                             ------------   -------------
                                                             (unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ..      $ 8,363        $ 10,116
   Accounts payable ......................        7,401           8,029
   Accrued loss reserves .................        6,681           7,437
   Accrued compensation ..................        2,463           3,245
   Other accrued expenses ................          493             532
   Income tax payable ....................          313             199
                                                -------        --------
         Total current liabilities .......       25,714          29,558
Long-term debt, less current maturities ..       24,425          29,066
Line of credit ...........................          760              --
Deferred income taxes ....................       11,734          13,389
                                                -------        --------
         Total liabilities ...............       62,633          72,013
                                                -------        --------
Stockholders' equity:
   Preferred stock .......................           --              --
   Common stock:
      Class A ............................           40              40
      Class B ............................           10              10
   Additional paid-in capital ............       11,511          11,608
   Retained earnings .....................       16,058          20,382
   Reacquired shares, at cost ............         (141)           (103)
                                                -------        --------
         Total stockholders' equity ......       27,478          31,937
Commitments
                                                -------        --------
                                                $90,111        $103,950
                                                =======        ========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                             -----------------------   -----------------------
                                                2005         2006         2005         2006
                                             ----------   ----------   ----------   ----------
Operating revenue:
   Freight ...............................   $   56,867   $   58,458   $  161,272   $  176,106
   Other .................................          440          541        1,115        1,463
                                             ----------   ----------   ----------   ----------
         Operating revenue ...............       57,307       58,999      162,387      177,569
                                             ----------   ----------   ----------   ----------
Operating expenses:
   Purchased transportation ..............       20,423       20,546       55,938       62,780
   Compensation and employee benefits ....       13,866       13,629       42,107       43,441
   Fuel, supplies, and maintenance .......       13,106       14,276       36,121       41,217
   Insurance and claims ..................        1,309        1,402        4,975        4,320
   Taxes and licenses ....................          880          942        2,785        2,908
   General and administrative ............        1,826        2,054        5,592        5,946
   Communications and utilities ..........          266          276          862          893
   Gain on disposal of assets ............         (476)        (839)      (1,496)      (2,151)
   Depreciation and amortization .........        2,810        3,142        8,154        9,017
                                             ----------   ----------   ----------   ----------
         Total operating expenses ........       54,010       55,428      155,038      168,371
                                             ----------   ----------   ----------   ----------
      Earnings from operations ...........        3,297        3,571        7,349        9,198
Financial (expense) income
   Interest expense ......................         (500)        (629)      (1,268)      (1,669)
   Interest income .......................           47           67           98          126
                                             ----------   ----------   ----------   ----------
      Earnings before income taxes .......        2,844        3,009        6,179        7,655
Income tax expense .......................        1,216        1,287        2,693        3,331
                                             ----------   ----------   ----------   ----------
      Net earnings .......................   $    1,628   $    1,722   $    3,486   $    4,324
                                             ==========   ==========   ==========   ==========
Basic earnings per share .................   $     0.33   $     0.35   $     0.71   $     0.87
                                             ==========   ==========   ==========   ==========
Diluted earnings per share ...............   $     0.32   $     0.34   $     0.69   $     0.85
                                             ==========   ==========   ==========   ==========
Basic weighted average shares outstanding     4,936,624    4,988,124    4,925,818    4,979,501
      Effect of dilutive stock options ...      123,570       95,178      117,960      101,022
Diluted weighted average                     ----------   ----------   ----------   ----------
   shares outstanding ....................    5,060,194    5,083,302    5,043,778    5,080,523
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

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                             NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                             ------------------
                                               2005       2006
                                             --------   -------
Cash flows from operating activities:
   Net earnings ..........................   $  3,486   $ 4,324
                                             --------   -------
   Adjustments to reconcile net earnings
      to cash provided by operating
      activities:
      Depreciation and amortization ......      8,154     9,017
      Gain on disposal of assets .........     (1,496)   (2,151)
      Deferred income tax (benefit)
      expense ............................       (530)    1,411
      Change in:
         Receivables .....................     (5,314)   (1,582)
         Inventories .....................        (45)     (145)
         Deposits, primarily with
            insurers .....................        (63)       --
         Prepaid expenses ................       (481)     (238)
         Accounts payable and other
            accrued liabilities ..........      4,288     2,091
                                             --------   -------
            Total adjustments ............      4,513     8,403
                                             --------   -------
            Net cash provided by operating
               activities ................      7,999    12,727
                                             --------   -------
Cash flows from investing activities:
   Purchase of property and equipment ....     (3,881)   (5,262)
   Proceeds from sale of property and
      equipment ..........................      5,716     2,600
   Other .................................         36        (3)
                                             --------   -------
         Net cash provided by (used in)
            investing activities .........      1,871    (2,665)
                                             --------   -------
Cash flows from financing activities:
   Principal payments on long-term debt ..    (13,600)   (8,458)
   Treasury stock reissued ...............         84        91
   Other .................................         15        44
                                             --------   -------
         Net cash used in financing
            activities ...................    (13,501)   (8,323)
                                             --------   -------
         Net (decrease) increase in cash
            and cash equivalents .........     (3,631)    1,739
Cash and cash equivalents at beginning
   of period .............................      5,054       168
                                             --------   -------
Cash and cash equivalents at end
   of period .............................   $  1,423   $ 1,907
                                             ========   =======
Supplemental disclosure of cash flow
   information:
   Cash paid during period for:
         Interest ........................   $  1,253   $ 1,648
         Income taxes ....................      2,489     1,987
                                             ========   =======
Supplemental schedules of noncash
   investing and financing activities:
   Fair market value of revenue equipment
      traded .............................   $     --   $ 3,428
   Notes payable issued for tractors and
      trailers ...........................     17,751    13,294
   Notes payable issued for excess
      insurance premiums .................      1,071       798
                                             ========   =======

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

NOTE 2. NEW ACCOUNTING STANDARDS

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109." This interpretation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective at the beginning of the first fiscal year that begins after December 15, 2006. We are evaluating the effect, if any, the adoption of FIN 48 will have on our financial statements

     In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 108 (Topic 1N), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective as of the beginning of the first fiscal year that ends after November 15, 2006. As of September 30, 2006, we are evaluating the effect, if any, the adoption of SAB No. 108 will have on our financial statements.

NOTE 3. NET EARNINGS PER COMMON SHARE

     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees and directors as potential common shares. The dilutive effect of stock options excludes 55,000 and 42,000 shares for the three months and nine months ending on September 30, 2005 and 2006, respectively, as the exercise prices of the underlying options were out of the money and the effect was anti-dilutive. Stock options outstanding at September 30, 2005 and 2006, totaled 240,350 and 199,850, respectively.

NOTE 4. STOCK OPTION PLANS

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

     Options granted under these plans vest in installments from 12 to 60 months after the date of grant. The options are exercisable over a period not to exceed ten years from the date of grant. At September 30, 2006, 822,500 shares were available for granting additional awards under these plans.

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("No. 123R"), using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under for either recognition or pro forma disclosures. Stock-based employee compensation expense for the nine months ended September 30, 2006 was $44 and is included as an expense within the consolidated statements of operations, giving rise to a related tax benefit of $12. As of September 30, 2006, the total compensation cost related to non-vested awards not yet recognized was $84 and the weighted-average period over which it is expected to be recognized was one year. There was no cumulative effect of initially adopting No. 123R.

     The following table summarizes stock option activity for the nine months ended September 30, 2006:

                                                                WEIGHTED
                                                   WEIGHTED      AVERAGE
                                                    AVERAGE     REMAINING    AGGREGATE
                                       NUMBER OF   EXERCISE    CONTRACTUAL   INTRINSIC
                                        OPTIONS      PRICE    TERM (YEARS)     VALUE
                                       ---------   --------   ------------   ---------
Outstanding at beginning of period      205,350     $ 4.38
   Options granted                       12,000      11.42
   Options exercised                    (17,500)      2.29
   Options forfeited                         --
   Options expired                           --
                                       --------     ------        ----          ----
Outstanding at end of period            199,850     $ 4.99        4.29          $659
                                       ========     ======        ====          ====
Options exercisable at end of period    148,350     $ 5.16        3.61          $465

     The total intrinsic value of options that vested during the nine months ended September 30, 2005 and 2006 was $5 and $77, respectively.

     We granted 25,500 and 12,000 stock options during the nine months ended September 30, 2005 and 2006, respectively. The weighted-average grant-date fair value of these options was $2.85 per share in the 2005 period and $5.45 per share in the 2006 period. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

                           Nine months ended
                             September 30,
                           -----------------
                              2005   2006
                              ----   ----
Risk-free interest rate       3.71%  5.05%
Expected dividend yield          0%     0%
Expected volatility             69%    66%
Expected term (in years)       3.7    3.0

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

     The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                                              ------------------   ------------------
Net earnings, as reported                                           $1,628               $3,486
Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of related tax effects                                           (7)                 (12)
                                                                    ------               ------
Pro forma net earnings                                              $1,621               $3,474
                                                                    ======               ======
Basic earnings per share   - as reported                            $ 0.33               $ 0.71
                           - pro forma                              $ 0.33               $ 0.71
Diluted earnings per share - as reported                            $ 0.32               $ 0.69
                           - pro forma                              $ 0.32               $ 0.69

     The following table summarizes options that were exercised during the nine months ended September 30, 2005 and 2006.

                                                  2005      2006
                                                -------   -------
Number of options exercised                      35,000    17,500
Cash received from exercise of stock  options   $    85   $    40
Total intrinsic value of options exercised          148       131
Tax benefits realized from exercised options         --        50

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

     Our fiscal year ends on December 31 of each year. Thus, this report discusses the third quarter and first nine months of our 2005 and 2006 fiscal years.

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

                           THREE MONTHS ENDED    NINE MONTHS ENDED
                              SEPTEMBER 30,        SEPTEMBER 30,
                           ------------------   -------------------
(Dollars in thousands)        2005      2006      2005       2006
                            -------   -------   --------   --------
Trucking revenue            $46,271   $46,187   $135,058   $140,721
Brokerage revenue             2,377     1,918      6,497      6,674
Fuel surcharge revenue        8,219    10,353     19,717     28,711
                            -------   -------   --------   --------
   Total freight revenue     56,867    58,458    161,272    176,106
   Other revenue                440       541      1,115      1,463
                            -------   -------   --------   --------
      Operating revenue     $57,307   $58,999   $162,387   $177,569
                            =======   =======   ========   ========

     During the third quarter of 2006, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) decreased to $2,795 from $2,884 in the third quarter of 2005, reflecting a decrease in miles per tractor per week, partially offset by a 5.0% increase in our average revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenues) and a 3.0% increase in our weighted average tractors to 1,271 in the 2006 quarter from 1,234 in the 2005 quarter. Our ending fleet size grew by 29 units (2.3%) to 1,276 units at September 30, 2006 compared to 1,247 units at September 30, 2005.

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

     For the three months ended September 30, 2006, operating revenue increased 3.0% to $59.0 million from $57.3 million during the same quarter in 2005. Net earnings were $1.7 million, or $0.35 per basic share and $0.34 per diluted share, compared with net earnings of $1.6 million, or $0.33 per basic share and $0.32 per diluted share, during the 2005 quarter.

     For the nine months ended September 30, 2006, operating revenue increased 9.3% to $177.6 million from $162.4 million during the same period in 2005. Net earnings were $4.3 million, or $0.87 per basic share and $0.85 per diluted share, compared with net earnings of $3.5 million, or $0.71 per basic share and $0.69 per diluted share, during the first nine months of 2005.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items to revenue for the three and nine months ended September 30, 2005 and 2006:

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------   -----------------
                                           2005    2006         2005    2006
                                          -----   -----        -----   -----
Operating revenue                         100.0%  100.0%       100.0%  100.0%
Operating expenses:
   Purchased transportation                35.6    34.8         34.4    35.4
   Compensation and employee benefits      24.2    23.1         25.9    24.5
   Fuel, supplies, and maintenance         22.9    24.2         22.2    23.2
   Insurance and claims                     2.3     2.4          3.1     2.4
   Taxes and licenses                       1.5     1.6          1.7     1.6
   General and administrative               3.2     3.5          3.4     3.3
   Communication and utilities              0.5     0.5          0.5     0.5
   Gain from disposal of assets            (0.8)   (1.4)        (0.9)   (1.2)
   Depreciation and amortization            4.9     5.3          5.0     5.1
                                          -----   -----        -----   -----
   Total operating expenses                94.2    93.9         95.5    94.8
                                          -----   -----        -----   -----
Earnings from operations                    5.8     6.1          4.5     5.2
Interest expense, net                      (0.8)   (1.0)        (0.7)   (0.9)
                                          -----   -----        -----   -----
Earnings before income taxes                5.0     5.1          3.8     4.3
Income tax expense                          2.1     2.2          1.7     1.9
                                          -----   -----        -----   -----
Net earnings                                2.8%    2.9%         2.1%    2.4%
                                          =====   =====        =====   =====

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 WITH THREE MONTHS ENDED SEPTEMBER 30, 2005.

     Operating revenue increased $1.7 million (3.0%) to $59.0 million in the 2006 quarter from $57.3 million in the 2005 quarter. The increase in operating revenue resulted from an increase in our weighted average tractors to 1,271 in the 2006 quarter from 1,234 in the 2005 quarter.

     Average operating revenue per tractor per week remained relatively constant at $3,571 in the 2006 quarter and $3,572 in the 2005 quarter. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation as this provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) decreased to $2,795 in the 2006 quarter from $2,884 in the 2005 quarter, primarily due to decreased freight demand which was partially offset by improvements in our freight rates. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased $0.08 to $1.63 in the 2006 quarter from $1.55 in the 2005 quarter. Fuel surcharge revenue increased $2.1 million to $10.4 million in the 2006 quarter from $8.2 million in the 2005 quarter. During the third quarter of 2006 and 2005, approximately $6.0 million and $4.7 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $123,000 (0.6%) to $20.5 million in the 2006 quarter from $20.4 million in the 2005 quarter. As a percentage of revenue, purchased transportation decreased to 34.8% in the 2006 quarter from 35.6% in the 2005 quarter. The changes reflect higher pay to independent contractors resulting from increases in fuel surcharge revenue and average revenue per billed mile, partially offset by lower payments to broker carriers and a decrease in the percentage of our fleet supplied by independent contractors. The percentage of total operating revenue provided by independent contractors decreased slightly to 36.9% in the 2006 quarter from 37.3% in the 2005 quarter.

     Compensation and employee benefits decreased $237,000 (1.7%) to $13.6 million in the 2006 quarter from $13.9 million in the 2005 quarter reflecting lower health claims and worker's compensation expense which was partially offset by increases in the number of company drivers and in their rate of pay, as well as increases in non-driver employee wages. As a percentage of revenue, compensation and employee benefits decreased to 23.1% in the 2006 quarter from 24.2% in the 2005 quarter, reflecting the changes described above and an increase in our revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in wages. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, improved to 5.08 during the 2006 quarter compared to 4.98 in the 2005 quarter. The market for recruiting drivers continues to be challenging. We increased driver pay in April 2006 and expect that further increases will be necessary. Future increases in driver pay will negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

     Fuel, supplies, and maintenance increased $1.2 million (8.9%) to $14.3 million in the 2006 quarter from $13.1 million in the 2005 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 24.2% of revenue in the 2006 quarter compared with 22.9% in the 2005 quarter. This reflects higher fuel prices, partially offset by an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in maintenance costs. As expected, maintenance costs have decreased as we continue to update our fleet with new equipment. Fuel prices increased approximately 14% to an average of $2.81 per gallon in the 2006 quarter from $2.46 per gallon in the 2005 quarter. The $0.35 per gallon increase in fuel prices was partially offset by a $0.32 per gallon ($1.3 million) increase in fuel surcharge revenue attributable to company-owned tractors that is included in operating revenue, mitigating 90% of the increase in fuel prices.

     Insurance and claims increased $93,000 (7.1%) to $1.4 million in the 2006 quarter from $1.3 million in the 2005 quarter. As a percentage of revenue, insurance and claims increased to 2.4% of revenue in the 2006 quarter compared with 2.3% in the 2005 quarter. This reflects an increase in auto liability claims, partially offset by a reduction in both primary and excess insurance premiums, lower physical damage and cargo claims, and an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in insurance and claims costs. The insurance policies were renewed on July 1, 2006 with no material change in coverage.

     Taxes and licenses increased $62,000 (7.0%) to $942,000 in the 2006 quarter from $880,000 in the 2005 quarter, reflecting an increase in permit costs. As a percentage of revenue, taxes and licenses increased to 1.6% of revenue in the 2006 quarter compared with 1.5% of revenue in the 2005 quarter.

     General and administrative expenses increased $228,000 (12.5%) to $2.1 million in the 2006 quarter from $1.8 million in the 2005 quarter, reflecting increased advertising expense related to driver recruiting and the addition of new agency relationships that has caused agent commissions to increase. As a percentage of revenue, general and administrative expenses increased to 3.5% of revenue in the 2006 quarter compared with 3.2% of revenue in the 2005 quarter, reflecting the items noted above offset by an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in general and administrative expenses.

     Communications and utilities increased $10,000 (3.8%) to $276,000 in the 2006 quarter from $266,000 in the 2005 quarter. As a percentage of revenue, communications and utilities remained constant at 0.5% of revenue in the 2006 and 2005 quarters.

     Gains on the disposal of assets increased $363,000 (76.3%) to $839,000 in the 2006 quarter from $476,000 in the 2005 quarter reflecting a stronger used equipment market. As a percentage of revenue, gains on the disposal of assets increased to 1.4% of revenue in the 2006 quarter compared to 0.8% of revenue in the 2005 quarter.

     Depreciation and amortization increased $332,000 (11.8%) to $3.1 million in the 2006 quarter from $2.8 million in the 2005 quarter reflecting an increase in company owned tractors and trailers and an increase in the value of equipment subject to depreciation. As a percentage of revenue, depreciation and amortization increased to 5.3% of revenue in the 2006 quarter compared with 4.9% in the 2005 quarter, reflecting the items noted above, the effect of which was partially offset by an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in depreciation and amortization. As we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

     Interest expense, net, increased $109,000 (24.1%) to $562,000 in the 2006 quarter from $453,000 in the 2005 quarter. This increase was attributable to higher average debt outstanding and higher interest rates. As a percentage of revenue, interest expense, net, increased to 1.0% of revenue in the 2006 quarter from 0.8% of revenue in the 2005 quarter.

     As a result of the foregoing, our pre-tax margin increased to 5.1% in the 2006 quarter from 5.0% in the 2005 quarter.

     Our income tax expense in the 2006 quarter was $1.3 million, or 42.8% of earnings before income taxes. Our income tax expense in the 2005 quarter was $1.2 million, or 42.8% of earnings before income taxes. In both quarters, the effective tax rate was different from the expected combined tax rate for a company headquartered in Iowa because a portion of the cost of driver per diem expense is not deductible. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings.

     As a result of the factors described above, net earnings were $1.7 million in the 2006 quarter (2.9% of revenue), compared with $1.6 million in the 2005 quarter (2.8% of revenue). In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 93.9% during the 2006 quarter as compared with 94.2% during the 2005 quarter. Our adjusted operating ratio (operating expenses minus fuel surcharge revenue as a percentage of operating revenue excluding fuel surcharge revenue) was 92.7% during the 2006 quarter as compared with 93.3% during the 2005 quarter.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 WITH NINE MONTHS ENDED SEPTEMBER 30, 2005.

     Operating revenue increased $15.2 million (9.3%) to $177.6 million in the first nine months of 2006 from $162.4 million in first nine months of 2005. The increase in operating revenue resulted from increased average operating revenue per tractor per week and an increase in our weighted average tractors to 1,265 in the 2006 period from 1,234 in the 2005 period.

     Average operating revenue per tractor per week increased to $3,599 in the 2006 period from $3,374 in the 2005 period. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation as this provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) increased to $2,852 in the 2006 period from $2,806 in the 2005 period, primarily due to improvements in our freight rates. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased $0.08 to $1.62 in the 2006 period from $1.54 in the 2005 period. Fuel surcharge revenue increased $9.0 million to $28.7 million in the 2006 period from $19.7 million in the 2005 period. During the first nine months of 2006 and 2005, approximately $16.5 million and $11.5 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $6.8 million (12.2%) to $62.8 million in the 2006 period from $55.9 million in the 2005 period. As a percentage of revenue, purchased transportation increased to 35.4% in the 2006 period from 34.4% in the 2005 period. The changes reflect higher pay to independent contractors resulting from increases in fuel surcharge revenue and average revenue per billed mile, higher payments to broker carriers and an increase in the percentage of our fleet supplied by independent contractors. The percentage of total operating revenue provided by independent contractors increased to 37.4% in the 2006 period from 36.4% in the 2005 period.

     Compensation and employee benefits increased $1.3 million (3.2%) to $43.4 million in the 2006 period from $42.1 million in the 2005 period reflecting increases in the number of company drivers and in their rate of pay, increases in non-driver employee wages, and higher worker's compensation expense, partially offset by lower health claims. As a percentage of revenue, compensation and employee benefits decreased to 24.5% in the 2006 period from 25.9% in the 2005 period, reflecting the changes described above and an increase in our revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in wages. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, improved to
5.07 during the 2006 period compared to 4.95 in the 2005 period.

     Fuel, supplies, and maintenance increased $5.1 million (14.1%) to $41.2 million in the 2006 period from $36.1 million in the 2005 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 23.2% of revenue in the 2006 period compared with 22.2% in the 2005 period. This reflects higher fuel prices, partially offset by an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in maintenance costs. As expected, maintenance costs have decreased as we continue to update our fleet with new equipment. Fuel prices increased approximately 21% to an average of $2.65 per gallon in the 2006 period from $2.19 per gallon in the 2005 period. The $0.46 per gallon increase in fuel prices was partially offset by a $0.39 per gallon ($5.0 million) increase in fuel surcharge revenue attributable to company-owned tractors that is included in operating revenue, mitigating 84% of the increase in fuel prices.

     Insurance and claims decreased $655,000 (13.2%) to $4.3 million in the 2006 period from $5.0 million in the 2005 period. As a percentage of revenue, insurance and claims decreased to 2.4% of revenue in the 2006 period compared with 3.1% in the 2005 period. This reflects lower auto liability and cargo claims, a reduction in both primary and excess insurance premiums, and an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in insurance and claims costs. The insurance policies were renewed on July 1, 2006 with no material change in coverage.

     Taxes and licenses increased $123,000 (4.4%) to $2.9 million in the 2006 period from $2.8 million in the 2005 period, reflecting an increase in permit costs. As a percentage of revenue, taxes and licenses decreased to 1.6% of revenue in the 2006 period compared with 1.7% of revenue in the 2005 period, reflecting an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in taxes and licenses.

     General and administrative expenses increased $354,000 (6.3%) to $5.9 million in the 2006 period from $5.6 million in the 2005 period, reflecting increased advertising expense related to driver recruiting and the addition of new agency relationships that has caused agent commissions to increase. As a percentage of revenue, general and administrative expenses decreased to 3.3% of revenue in the 2006 period from 3.4% of revenue in the 2005 period, reflecting the items noted above offset by an increase in our average revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in general and administrative expenses.

     Communications and utilities increased $31,000 (3.6%) to $893,000 in the 2006 period from $862,000 in the 2005 period. As a percentage of revenue, communications and utilities remained constant at 0.5% of revenue in the 2006 and 2005 periods.

     Gains on the disposal of assets increased $655,000 (43.8%) to $2.2 million in the 2006 period from $1.5 million in the 2005 period reflecting a stronger used equipment market. As a percentage of revenue, gains on the disposal of assets increased to 1.2% of revenue in the 2006 period compared to 0.9% of revenue in the 2005 period.

     Depreciation and amortization increased $863,000 (10.6%) to $9.0 million in the 2006 period from $8.2 million in the 2005 period reflecting an increase in company owned tractors and trailers and an increase in the value of equipment subject to depreciation. As a percentage of revenue, depreciation and amortization increased to 5.1% of revenue in the 2006 period compared with 5.0% in the 2005 period, reflecting the items noted above, the effect of which was partially offset by an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in depreciation and amortization. As we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

     Interest expense, net, increased $373,000 (31.9%) to $1.5 million in the 2006 period from $1.2 million in the 2005 period. This increase was attributable to higher average debt outstanding and higher interest rates. As a percentage of revenue, interest expense, net, increased to 0.9% of revenue in the 2006 period from 0.7% of revenue in the 2005 period.

     As a result of the foregoing, our pre-tax margin increased to 4.3% in the 2006 period from 3.8% in the 2005 period.

     Our income tax expense in the 2006 period was $3.3 million, or 43.5% of earnings before income taxes. Our income tax expense in the 2005 period was $2.7 million, or 43.6% of earnings before income taxes. In both periods, the effective tax rate was different from the expected combined tax rate for a company headquartered in Iowa because a portion of the cost of driver per diem expense is not deductible. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings.

     As a result of the factors described above, net earnings were $4.3 million in the 2006 period (2.4% of revenue), compared with $3.5 million in the 2005 period (2.1% of revenue). In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 94.8% during the 2006 period as compared with 95.5% during the 2005 period. Our adjusted operating ratio (operating expenses minus fuel surcharge revenue as a percentage of operating revenue excluding fuel surcharge revenue) was 93.8% during the 2006 period as compared with 94.8% during the 2005 period.

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

     Our primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with commercial lending institutions and equipment manufacturers. At September 30, 2006, we had $1.9 million in cash and adequate borrowing availability on our line of credit to finance any near-term needs for working capital. During the first nine months of 2006 we purchased 165 new tractors and 301 new trailers for $20.8 million, which was financed, in part, with $13.3 million of new long term debt. We plan to purchase approximately 55 new tractors and 89 new trailers throughout the remainder of 2006, allowing for the replacement of older, high mileage tractors and trailers.

     At September 30, 2006, we had positive working capital of $1.8 million compared to positive working capital of $2.6 million at September 30, 2005. Working capital, defined as current assets minus current liabilities, is not always fully representative of our liquidity position because cash and trade receivables account for a large portion of our current assets. Our trade accounts receivable are generally collected within 32 days. Alternatively, current maturities of long term debt, a large portion of our current liabilities, are paid over one year.

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

     Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through September 2007. We will require additional sources of financing over the long-term to upgrade our tractor and trailer fleets. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our short- and long-term liquidity may be adversely affected by one or more of the following factors: costs associated with insurance and claims; weak freight demand or a loss in customer relationships or volume;

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

     Net cash provided by operating activities was $12.7 million for the nine months ended September 30, 2006, compared to $8.0 million for the nine months ended September 30, 2005. Historically, our principal use of cash generated from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $1.6 million for the nine months ended September 30, 2006. The average age of our trade accounts receivable improved to
31.5 days in the 2006 period compared to 31.8 days in the 2005 period.

     Net cash used in investing activities was $2.7 million for the nine months ended September 30, 2006. This related primarily to the use of cash to purchase property and equipment offset by proceeds from the sale of revenue equipment.

     Net cash used in financing activities was $8.3 million for the nine months ended September 30, 2006, consisting primarily of net payments of principal under our long-term debt agreements.

     We have a financing arrangement with LaSalle Bank, which expires on October 31, 2010, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle Bank may terminate the arrangement prior to October 31, 2010, in the event of default, and may terminate at the end of any renewal term. The agreement provides for a revolving line of credit which allows for borrowings at up to 85% of eligible receivables. At September 30, 2006, there was no balance owed under our revolving line of credit.

     The LaSalle Bank financing arrangement also includes financing for letters of credit. At September 30, 2006, we had outstanding letters of credit totaling $8.5 million for self-insured amounts under our insurance programs. We are required to pay an annual fee of 1.25% of the outstanding letters of credit. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement discussed above. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity.

     The combination of borrowings under the line of credit and outstanding letters of credit with LaSalle Bank cannot exceed the lower of $15 million or a specified borrowing base, which at September 30, 2006 was $15.0 million, leaving $6.5 million in remaining availability at such date. We are required to pay a facility fee on the LaSalle Bank financing arrangement of .25% of the unused loan limit. Borrowings under the arrangement are secured by accounts receivable. The interest rate on outstanding borrowings under the arrangement is equal to a spread on LaSalle Bank's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, as defined under the agreement. At September 30, 2006 the applicable interest rate under the arrangement was equal to the prime rate minus 50 basis points.

     The LaSalle Bank financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, debt to EBITDAR, and a fixed charge coverage ratio. We were in compliance with these requirements at September 30, 2006. We believe we will maintain compliance with all covenants throughout 2006, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for September 30, 2006 and we expect to remain in compliance for the foreseeable future. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In this event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables set forth our contractual obligations and other commercial commitments as of September 30, 2006:

                      PAYMENTS (IN THOUSANDS) DUE BY PERIOD

                                        Less than                            After
Contractual Obligations        Total     One year   1-3 years   3-5 years   5 years
-----------------------       -------   ---------   ---------   ---------   -------
Long-term debt                $39,182    $10,116     $19,885      $9,181      $--
Operating lease obligations     4,180      1,971       2,151          58       --
Purchase obligations            5,561      5,561          --          --       --
                              -------    -------     -------      ------      ---
Total                         $48,923    $17,648     $22,036      $9,239      $--
                              =======    =======     =======      ======      ===

     In our normal course of business we place orders with equipment manufacturers for future delivery of new tractors and trailers. The orders for trailers can be cancelled at any time without penalty prior to taking delivery. The orders for tractors can be cancelled without penalty at any time up to 60 days prior to production of the tractor. If the termination occurs less than 60 days, but more than 45 days prior to production, we retain the right to cancel subject to a per truck penalty of $500. Orders generally cannot be cancelled within 45 days prior to production. At September 30, 2006, we had commercial commitments of approximately $5.6 million, related to tractor and trailer orders that cannot be cancelled. Financing for these commitments has been prearranged.

     Approximately 16% of our long-term debt carries a variable interest rate making reliable estimates of future interest payments difficult. Using our weighted average interest rate of 6.50% as of September 30, 2006, the following approximately represents our expected obligations for future interest payments:

                      PAYMENTS (IN THOUSANDS) DUE BY PERIOD

                                       Less than                            After
                               Total    One year   1-3 years   3-5 years   5 years
                              ------   ---------   ---------   ---------   -------
Total interest payments       $5,143     $2,219      $2,468       $456       $--
                              ======     ======      ======       ====       ===

     We had no other commercial commitments at September 30, 2006.

     OFF-BALANCE SHEET ARRANGEMENTS

     Our liquidity is not materially affected by off-balance sheet transactions. As of September 30, 2006, our fleet included 126 tractors and 11 trailers obtained under operating leases. The lease payments for these tractors and trailers increase equipment rent expense, a component of purchased transportation expense, rather than depreciation and interest expense. These obligations are included in our schedule of contractual obligations, and exclude potential Terminal Remainder Adjustment Clause (TRAC) payments or refunds on 116 tractors amounting to 40% of the original purchase price due at the end of the original 48 month term of the lease. After 48 months, we expect the residual value of the tractors to be greater than 40% of the original cost, allowing us to return the tractors without penalty.

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

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided by use of the straight-line and declining-balance methods over lives of 5 to 39 years for buildings and improvements, 5 years for tractors, 7 years for trailers, and 3 to 10 years for other equipment. Tires purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires are expensed when placed in service. Expenditures for maintenance and minor repairs are charged to operations, and expenditures for major replacements and betterments are capitalized. The cost and related accumulated depreciation on property and equipment retired, traded, or sold are eliminated from the property accounts at the time of retirement, trade, or sale. The gain or loss on retirement or sale is recognized in accordance with Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets."

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

     RECENT ACCOUNTING STANDARDS

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-An Amendment of FASB Statements No. 133 and 140." This statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and eliminates the exemption from applying Statement No. 133 to interests in securitized financial assets so that similar items are accounted for in the same way. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As of September 30, 2006, we believe that SFAS No. 155 will have no effect on our financial position, results of operations, and cash flows.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The provisions of SFAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. As of September 30, 2006, we believe that SFAS No. 156 will have no effect on our financial position, results of operations, and cash flows.

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the first fiscal year that begins after November 15, 2007. As of September 30, 2006, we believe that SFAS No. 157 will have no effect on our financial position, results of operations, and cash flows.

     In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 108 (Topic 1N), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective as of the beginning of the first fiscal year that ends after November 15, 2006. As of September 30, 2006, we are evaluating the effect, if any, the adoption of SAB No. 108 will have on our financial statements.

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

INTEREST RATE RISK

     We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangement with LaSalle Bank carries a variable interest rate equal to a spread on LaSalle's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to EBITDAR, as defined under the agreement. In addition, approximately $6.3 million of our other debt carries variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at September 30, 2006, a one-point increase in the prime rate would increase interest expense by approximately $63,000. The remainder of our other debt carries fixed interest rates. At September 30, 2006, approximately 16% of our debt carried a variable interest rate and the remainder was fixed.

ITEM 4. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006. During our third fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act rules.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
3.1       Articles of Incorporation (1)

3.2       Bylaws of Smithway Motor Xpress Corp. (as amended and restated
          November 3, 2006) (2)

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

----------
(1) Incorporated by reference to the same numbered exhibit to our Registration Statement on Form S-1 effective June 27, 1996 (SEC Registration No. 33-90356).

(2) Incorporated by reference to Exhibit 3 to our Current Report on Form 8-K dated and filed November 3, 2006 (SEC File No. 000-20793).

*    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SMITHWAY MOTOR XPRESS CORP.


Date: November 9, 2006                   By: /s/ Douglas C. Sandvig
                                             -----------------------------------
                                             Douglas C. Sandvig
                                             Senior Vice President, Treasurer
                                             and Chief Financial Officer
                                             (On behalf of the registrant and as
                                             the registrant's principal
                                             financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                       DESCRIPTION                       METHOD OF FILING
-------                       -----------                       ----------------
3.1       Articles of Incorporation                             Incorporated by
                                                                reference

3.2       Bylaws of Smithway Motor Xpress Corp. (as amended     Incorporated by
          and restated November 3, 2006)                        reference

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief       Filed herewith
          Executive Officer

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief       Filed herewith
          Financial Officer

32.1      Certification pursuant to 18 U.S.C. Section 1350,     Filed herewith
          as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002, by G. Larry Owens, the
          Registrant's principal executive officer

32.2      Certification pursuant to 18 U.S.C. Section 1350,     Filed herewith
          as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002, by Douglas C. Sandvig,
          the Registrant's principal financial officer