Form 10-K
period 2006-12-31
SMITHWAY MOTOR XPRESS CORP
filed 2007-04-02
CIK 941914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                            NAME OF EACH
         TITLE OF EACH CLASS                        EXCHANGE ON WHICH REGISTERED
         -------------------                        ----------------------------
CLASS A COMMON STOCK, $0.01 PAR VALUE                   NASDAQ CAPITAL MARKET

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

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

YES [ ] NO [X]

As of June 30, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $26,600,995.00 based upon the $10.19 per share closing price on that date as reported by Nasdaq. In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates, and has excluded stock options.

As of March 14, 2007, the registrant had 3,991,124 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

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

                                     PART II

Item 5  Market for Registrant's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities                 Page 8
Item 6  Selected Financial Data                                          Page 10
Item 7  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        Page 11
Item 7A Quantitative and Qualitative Disclosures About Market Risk       Page 27
Item 8  Financial Statements and Supplementary Data                      Page 27
Item 9  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                         Page 27
Item 9A Controls and Procedures                                          Page 27
Item 9B Other Information                                                Page 28

                                    PART III

Item 10 Directors and Executive Officers of the Registrant               Page 29
Item 11 Executive Compensation                                           Page 30
Item 12 Security Ownership of Certain Beneficial Owners and Management
        and Related Stockholder Matters                                  Page 36
Item 13 Certain Relationships and Related Party Transactions             Page 38
Item 14 Principal Accountant Fees and Services                           Page 38

                                     PART IV

Item 15 Exhibits and Financial Statement Schedules                       Page 40
        Signatures                                                       Page 42

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

     Smithway Motor Xpress Corp. was incorporated in Nevada in January 1995 to serve as a holding company and conduct our initial public offering, which occurred in June 1996. References to the "Company", "Smithway", "we", "us", or "our" herein refer to the consolidated operations of Smithway Motor Xpress Corp. and its wholly owned subsidiaries, Smithway Motor Xpress, Inc., an Iowa corporation, East West Motor Express, Inc., a South Dakota corporation, SMSD Acquisition Corp., a South Dakota corporation, and New Horizons Leasing, Inc., an Iowa corporation.

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

RECENT DEVELOPMENT

     On March 22, 2007, our company, Western Express, Inc., a Tennessee corporation ("Western"), and Western Express Acquisition Corporation, a Nevada corporation ("Acquisition Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of Acquisition Sub with and into our company with our company surviving as a wholly-owned subsidiary of Western (the "Merger"). Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock will be converted into and represent the right to receive $10.63 in cash. The Merger Agreement has been approved by our Board of Directors and Western's Board of Directors. The transactions contemplated by the Merger Agreement are subject to the approval of our stockholders and other customary closing conditions and are expected to close in the summer of 2007.

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

CUSTOMERS AND MARKETING

     Our sales force includes eight sales representatives, personnel at ten terminals and field offices, and one independent commission agent. National sales representatives focus on national customers, while sales personnel at terminals, field offices, and agencies are responsible for regional customer contact. Our sales force emphasizes rapid response time to customer requests for equipment, undamaged and on-time pickup and delivery, one of the nation's largest fleets of flatbed equipment, safe and professional drivers, logistics management, dedicated fleet capability, and our strategically located Smithway Network. We believe that few other carriers operating principally in the Midwest flatbed market offer similar size and service. Consequently, we seek primarily service-sensitive freight rather than competing for all freight on the basis of price.

     In 2006, our top 50, 25, ten, and five customers accounted for approximately 64%, 54%, 36%, and 25% of revenue, respectively.

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

DRIVERS, INDEPENDENT CONTRACTORS, AND OTHER PERSONNEL

     We seek company and independent contractor drivers who safely manage their equipment and treat freight transportation as a business. We have historically operated a fleet comprised of substantial numbers of both company-owned and independent contractor tractors. We believe a mixed fleet offers competitive advantages because we are able to recruit from both driver pools. We intend to retain a mixed fleet in the future to ensure that recruiting efforts toward either group are not damaged by becoming categorized as predominantly either a company-owned or independent contractor fleet, although several factors may cause fluctuations in the fleet mix from time-to-time.

     We have implemented several policies to promote driver and independent contractor recruiting and retention. These include increases in pay rates and non-monetary methods which include updating our tractor fleet, maintaining an open-door policy with easy access to senior executives, appointing an advisory board comprised of top drivers and independent contractors to consult with management, and assigning each driver and independent contractor to a particular driver manager to ensure personal contact. In addition, we operate over relatively short-to-medium distances (611-mile average length of haul in 2006) to return drivers home as frequently as possible.

     We are not a party to a collective bargaining agreement and our employees are not represented by a union. At December 31, 2006, we had 789 company drivers, 247 non-driver employees, and 474 independent contractors. We believe that we have good relationships with our employees and independent contractors.

SAFETY AND INSURANCE

     Our active safety and loss prevention program has resulted in the Department of Transportation's highest safety and fitness rating (satisfactory) and numerous safety awards. Our safety and loss prevention program includes pre-screening, initial orientation, six weeks of on-the-road training for drivers without substantial experience, and safety bonuses.

     We maintain insurance covering losses in excess of a $250,000 self-insured retention for casualty insurance, which includes cargo loss, personal injury, property damage, and physical damage claims. We also have a $250,000 self-insured retention for workers' compensation claims in states where a self-insured retention is allowed. Our primary casualty and workers' compensation insurance policies have a limit of $2.0 million per occurrence. We reinstated excess coverage on February 1, 2005, which covers losses above our primary policy limit of $2.0 million up to a per claim loss limit of $5.0 million. All policies are scheduled for renewal in July 2007. Claims that exceed the limits of insurance coverage, or for which coverage is not provided, may cause our financial condition and results of operations to suffer a materially adverse effect.

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

                                                 Year ended
                                                December 31,
                                           ---------------------
                                            2004    2005    2006
                                           -----   -----   -----
TRACTORS
   Beginning of Period                       750     794     782
      Acquired                               279     252     225
      Disposed                              (212)   (233)   (233)
      Change in availability of tractors     (23)    (31)      1
   End of Period                             794     782     775
Average age at end of period (in months)      36      29      24
TRAILERS
   Beginning of Period                     1,968   1,771   1,721
      Acquired                                 3     340     390
      Disposed                              (200)   (390)   (373)
   End of Period                           1,771   1,721   1,738
Average age at end of period (in months)      78      69      59

     During 2007, we plan to acquire 150 new tractors and 607 new trailers to replace old tractors and trailers.

COMPETITION

     The truckload segment of the trucking industry is highly competitive and fragmented, and no carrier or group of carriers dominates the flatbed or van market. We compete primarily with other regional, short-to-medium-haul carriers and private truck fleets used by shippers to transport their own products in proprietary equipment. Competition is based primarily upon service and price. We also compete to a limited extent with rail and rail-truck intermodal service, but attempt to limit this competition by seeking service-sensitive freight and focusing on short-to-medium lengths of haul. Although we believe the 853 company drivers and independent contractors dedicated to our flatbed operation at December 31, 2006 rank our flatbed division among the ten largest such fleets in that industry segment, there are other trucking companies, including diversified carriers with large flatbed fleets, that possess substantially greater financial resources and operate more equipment than us.

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

     The Environmental Protection Agency adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines manufactured on or after October 1, 2002. The initial reduction became effective October 1, 2002, with more stringent reductions scheduled to become effective on January 1, 2007 and 2010. Among other things, the regulations require diesel engines to use exhaust gas recirculation technology. Compliance with the regulations has increased the cost of our new tractors and operating expenses while reducing fuel economy and it is anticipated that the 2007 and 2010 changes will further adversely impact those areas.

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

ITEM 2. PROPERTIES

     Our headquarters consists of 38,340 square feet of office space and 51,000 square feet of equipment maintenance and wash facilities, located on 31 acres near Fort Dodge, Iowa. The Smithway Network consists of locations in or near the following cities with the facilities noted:

                                                  Driver                                       Lease
                                 Maintenance   Recruitment   Dispatch   Sales   Ownership    Expiration
                                 -----------   -----------   --------   -----   ---------   -----------
   Company Locations
Birmingham, Alabama...........                      X            X        X     Leased      May 2007
Black Hawk, South Dakota......        X             X            X        X     Owned
Chicago, Illinois.............                                   X        X     Owned
Des Moines, Iowa .............        X                          X        X     Owned
Fort Dodge, Iowa..............        X             X            X        X     Owned
Joplin, Missouri..............                                   X        X     Leased      May 2007
McPherson, Kansas.............        X                          X        X     Owned
Oklahoma City, Oklahoma.......        X             X            X        X     Owned
Oshkosh, Wisconsin............                                   X        X     Leased      Monthly
Phoenix, Arizona..............                                   X        X     Leased      August 2007
   Agent Location
Toledo, Ohio .................                                   X        X     By Agent

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     PRICE RANGE OF COMMON STOCK. Our Class A Common Stock is traded on the Nasdaq Capital Market under the symbol "SMXC." The following table sets forth, for the periods indicated, the high and low bid information per share of our Class A Common Stock as quoted through the Nasdaq Capital Market. Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and, therefore, may not necessarily represent actual transactions.

     PERIOD         HIGH     LOW
     ------        ------   -----
Fiscal Year 2006
   1st Quarter     $10.01   $8.87
   2nd Quarter     $11.42   $9.09
   3rd Quarter     $11.26   $8.06
   4th Quarter     $11.08   $7.80

     PERIOD        HIGH     LOW
     ------        -----   -----
Fiscal Year 2005
   1st Quarter     $8.11   $5.48
   2nd Quarter     $6.49   $5.37
   3rd Quarter     $8.01   $5.40
   4th Quarter     $9.54   $6.33

     As of March 14, 2007, we had approximately 270 stockholders of record of our Class A Common Stock. However, we believe that many additional holders of Class A Common Stock are unidentified because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.

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

     ISSUER PURCHASES OF EQUITY SECURITIES. None.

     PERFORMANCE GRAPH. The following graph compares the cumulative total stockholder return of our Class A Common Stock with the cumulative total stockholder return of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Trucking & Transportation Stocks.

               Comparison of Five -- Year Cumulative Total Returns
                              Performance Graph for
                           Smithway Motor Xpress Corp.

               Produced on 03/21/2007 including data to 12/29/2006

                               (PERFORMANCE CHART)

                                     Legend

CRSP Total Returns Index for:             12/2001   12/2002   12/2003   12/2004   12/2005   12/2006
-----------------------------             -------   -------   -------   -------   -------   -------
Smithway Motor Xpress Corp.                100.0      41.6     105.4     389.1     482.2     540.5
Nasdaq Stock Market (US Companies)         100.0      69.1     103.4     112.5     114.9     126.2
Nasdaq Trucking & Transportation Stocks    100.0     101.8     145.8     186.9     195.2     227.0
SIC 3700--3799, 4200--4299, 4400--4599, 4700--4799 US & Foreign

NOTES:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B. The indexes are reweighted daily using the market capitalization on the previous trading day.

C. If the monthly interval, based on the fiscal year -- end, is not a trading day, the preceding trading day is used.

D.   The index level for all series was set to $100.0 on 12/31/2001.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business,

13958/81000000

The University of Chicago. Used with permission. All rights reserved.

                                                              (C) Copyright 2007

     There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph above. We will not make or endorse any predictions as to future stock performance. The CRSP Index for Nasdaq Trucking & Transportation Stocks includes all publicly held truckload motor carriers traded on the Nasdaq Stock Market, as well as all Nasdaq companies within the Standard Industrial Code Classifications 3700-3799, 4200-4299, 4400-4599, and 4700-4799 US & Foreign.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

                                                                    Years Ended December 31,
                                                      ----------------------------------------------------
                                                        2002       2003       2004       2005       2006
                                                      --------   --------   --------   --------   --------
                                                       (In thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Operating revenue .................................   $169,468   $165,329   $189,001   $220,386   $228,762
Operating expenses:
   Purchased transportation .......................     62,364     55,596     61,638     76,403     80,052
   Compensation and employee benefits .............     51,834     51,506     54,468     56,314     56,423
   Fuel, supplies, and maintenance ................     27,722     29,857     38,427     49,957     53,129
   Insurance and claims ...........................      7,324      4,393      5,636      6,708      5,724
   Uninsured loss .................................         --         --         --         --      1,529
   Taxes and licenses .............................      3,444      3,444      3,653      3,599      3,839
   General and administrative .....................      7,153      6,934      6,929      7,752      7,804
   Communications and utilities ...................      1,783      1,463      1,274      1,189      1,180
   Loss (gain) on disposal of assets ..............       (792)      (439)      (470)    (2,245)    (2,794)
   Depreciation and amortization ..................     17,217     14,678     12,810     11,017     12,355
   Goodwill impairment ............................      3,300         --         --         --         --
                                                      --------   --------   --------   --------   --------
      Total operating expenses ....................    181,349    167,432    184,365    210,694    219,241
                                                      --------   --------   --------   --------   --------
      Earnings (loss) from operations .............    (11,881)    (2,103)     4,636      9,692      9,521
Interest expense (net) ............................     (1,915)    (1,755)    (1,509)    (1,702)    (2,133)
Other income ......................................         --         --        727         --         --
                                                      --------   --------   --------   --------   --------
Loss (earnings) before income taxes ...............    (13,796)    (3,858)     3,854      7,990      7,388
Income taxes (benefit) ............................     (5,118)    (1,270)     1,613      3,749      3,106
                                                      --------   --------   --------   --------   --------
Net (loss) earnings ...............................     (8,678)    (2,588)     2,241      4,241      4,282
                                                      ========   ========   ========   ========   ========
Basic (loss) earnings per common share ............   $  (1.79)  $  (0.53)  $   0.46   $   0.86   $   0.86
                                                      ========   ========   ========   ========   ========
Diluted (loss) earnings per common share ..........   $  (1.79)  $  (0.53)  $   0.45   $   0.84   $   0.84
                                                      ========   ========   ========   ========   ========
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital ...................................   $ (2,821)  $ (2,107)  $  4,359   $  3,156   $  1,989
Net property and equipment ........................     67,570     54,399     49,276     61,422     72,834
Total assets ......................................     88,581     75,619     77,011     88,692    101,565
Long-term debt, including current maturities ......     43,820     33,617     29,309     33,548     38,485
Total stockholders' equity ........................   $ 23,193   $ 20,605   $ 23,009   $ 27,478   $ 31,919

OPERATING DATA:
Operating ratio (1) ...............................      107.0%     101.3%      97.5%      95.6%      95.8%
Operating ratio, excluding fuel surcharges (2) ....      107.0%     101.3%      97.4%      94.9%      95.1%
Average revenue per tractor per week(3) ...........   $  2,162   $  2,367   $  2,712   $  2,808   $  2,772
Average revenue per loaded mile(3) ................   $   1.37   $   1.37   $   1.46   $   1.56   $   1.62
Average length of haul in miles ...................        664        659        658        621        611
Company tractors at end of period .................        773        750        794        782        775
Independent contractor tractors at end of period ..        521        430        445        470        474
Weighted average tractors during period ...........      1,410      1,234      1,186      1,237      1,265
Trailers at end of period .........................      2,480      2,278      2,101      2,047      2,071
Weighted average shares outstanding:
   Basic ..........................................      4,846      4,846      4,851      4,931      4,982
   Diluted ........................................      4,846      4,846      4,952      5,047      5,082

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

RECENT DEVELOPMENT

     On March 22, 2007, we entered into the Merger Agreement with Western and Acquisition Sub providing for the Merger. Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock will be converted into and represent the right to receive $10.63 in cash. The Merger Agreement has been approved by our Board of Directors and Western's Board of Directors. The transactions contemplated by the Merger Agreement are subject to the approval of our stockholders and other customary closing conditions and are expected to close in the summer of 2007.

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

     In 2006, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) decreased to $2,772 from $2,808 in 2005. Our operating revenue increased $8.4 million (3.8%), to $228.8 million in 2006 from $220.4 million in 2005, while weighted average tractors increased 2.3% to 1,265 in 2006 from 1,237 in 2005. Our ending fleet size grew remained relatively constant at 1,249 units at December 31, 2006 compared to 1,252 units at December 31, 2005.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items to revenue for the periods indicated:

                                            2004    2005    2006
                                           -----   -----   -----
Operating revenue ......................   100.0%  100.0%  100.0%
Operating expenses:
   Purchased transportation ............    32.6    34.7    35.0
   Compensation and employee benefits ..    28.8    25.6    24.7
   Fuel, supplies, and maintenance .....    20.3    22.7    23.2
   Insurance and claims ................     3.0     3.0     2.5
   Uninsured loss ......................     0.0     0.0     0.7
   Taxes and licenses ..................     1.9     1.6     1.7
   General and administrative ..........     3.7     3.5     3.4
   Communication and utilities .........     0.7     0.5     0.5
   Gain on disposal of assets ..........    (0.3)   (1.0)   (1.2)
   Depreciation and amortization .......     6.8     5.0     5.4
                                           -----   -----   -----
   Total operating expenses ............    97.5    95.6    95.8
                                           -----   -----   -----
Earnings from operations ...............     2.5     4.4     4.2
Interest expense, (net) ................    (0.8)   (0.8)   (0.9)
Other income ...........................     0.4      --      --
                                           -----   -----   -----
Earnings before income taxes ...........     2.0     3.6     3.3
Income tax expense .....................     0.9     1.7     1.4
                                           -----   -----   -----
Net earnings ...........................     1.2%    1.9%    1.9%
                                           =====   =====   =====

COMPARISON OF YEAR ENDED DECEMBER 31, 2006 TO YEAR ENDED DECEMBER 31, 2005.

     Operating revenue increased $8.4 million (3.8%) to $228.8 million in 2006 from $220.4 million in 2005. The increase in operating revenue resulted from increased average operating revenue per tractor per week and a 3.0% increase in our weighted average tractors. Operating revenue, excluding fuel surcharge revenue of $36.1 million, increased $1.7 million (0.9%) to $192.7 million in 2006 from $191.0 million, excluding fuel surcharge revenue of $29.4 million, in 2005. Operating revenue in 2006, excluding fuel surcharge revenue of $36.1 million, brokerage revenue of $8.4 million, and other revenue of $2.0 million, was $182.3 million. Operating revenue in 2005, excluding fuel surcharge revenue of $29.4 million, brokerage revenue of $8.8 million, and other revenue of $1.5 million, was $180.6 million.

     Average operating revenue per tractor per week increased to $3,478 in 2006 from $3,426 in 2005. Operating revenue includes revenue from operating our trucks as well as other, more volatile, revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) decreased to $2,772 in 2006 from $2,808 in 2005, primarily due to decreased production from our seated equipment. For the year, revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) increased to $1.62 in 2006 from $1.56 in 2005. Fuel surcharge revenue increased $6.7 million to $36.1 million in 2006 from $29.4 million in 2005. During 2006 and 2005, approximately $20.8 million and $17.0 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

     Our weighted average tractors increased to 1,265 in 2006 from 1,237 in 2005.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $3.6 million (4.8%) to $80.1 million in 2006 from $76.4 million in 2005. As a percentage of revenue, purchased transportation increased to 35.0% in 2006 from 34.7% in 2005. The changes reflect higher pay to independent contractors resulting from increases in fuel surcharge revenue and average revenue per billed mile and an increase in the number of independent contractors and in the percentage of the fleet supplied by independent contractors. The percentage of total operating revenue provided by independent contractors increased to 37.1% in 2006 from 36.4% in 2005.

     Compensation and employee benefits increased $109,000 (0.2%) to $56.4 million in 2006 from $56.3 million in 2005 reflecting increases in company drivers' pay rates and increases in non-driver employee wages, partially offset by decreased health insurance costs. As a percentage of revenue, compensation and employee benefits decreased to 24.7% in 2006 from 25.6% in 2005, reflecting the changes described above and an increase in our revenue per loaded mile and fuel surcharge revenue, which increases revenue without a proportionate increase in wages. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, has improved to 5.1 during 2006 compared to 5.0 during 2005. The market for recruiting drivers continues to be challenging. We have increased driver pay three times since the third quarter of 2005 and expect that further increases will be necessary. Future increases in driver pay would negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

     Fuel, supplies, and maintenance increased $3.2 million (6.3%) to $53.1 million in 2006 from $50.0 million in 2005. As a percentage of revenue, fuel, supplies, and maintenance increased to 23.2% of revenue in 2006 compared with 22.7% in 2005. This reflects higher fuel prices, partially offset by an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in fuel, supplies, and maintenance costs. Maintenance costs have decreased as we continue to update our fleet with new equipment. Fuel prices, however, increased approximately 13% to an average of $2.60 per gallon in 2006 from $2.29 per gallon in 2005. The $0.31 per gallon increase in fuel prices was partially offset by a $0.24 per gallon ($3.8 million) increase in fuel surcharge revenue attributable to company-owned tractors which is included in operating revenue, mitigating 78% of the increase in fuel prices.

     Insurance and claims decreased $1.0 million (14.7%) to $5.7 million in 2006 from $6.7 million in 2005, primarily due to a decrease in accident frequency and severity. As a percentage of revenue, insurance and claims decreased to 2.5% of revenue in 2006 compared with 3.0% of revenue in 2005, reflecting a reduction in the cost of auto liability, physical damage, and cargo claims and an increase in our average revenue per loaded mile, which increases revenue without a corresponding increase in insurance and claims costs. Claims that exceed the limits of our insurance coverage, or claims for which coverage is not provided, may cause our financial condition and results of operations to suffer a materially adverse effect. The insurance policies were renewed on July 1, 2006 with no change in our retention levels.

     We incurred an uninsured loss of $1.5 million, including related legal fees, during the fourth quarter of 2006 in connection with the settlement of litigation. The defendant in the settled lawsuit was our wholly owned subsidiary. This uninsured loss will be funded in 2007 with cash provided by operating activities.

     Taxes and licenses increased $240,000 (6.7%) to $3.8 million in 2006 from $3.6 million in 2005 reflecting higher over-dimensional permit costs and normalization of real estate taxes which were $30,000 lower than normal in 2005 due to a successful appeal of the assessed value on one of our locations. As a percentage of revenue, taxes and licenses increased to 1.7% of revenue in 2006 compared with 1.6% of revenue in 2005, reflecting the items noted above, partially offset by an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in taxes and licenses.

     General and administrative expenses increased $52,000 (0.7%) in 2006 from 2005 and were approximately $7.8 million in both years. As a percentage of revenue, general and administrative expenses decreased to 3.4% of revenue in 2006 compared with 3.5% in 2005, reflecting an increase in our revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in general and administrative expenses.

     Communications and utilities expenses decreased $9,000 (0.8%) in 2006 from 2005 and were approximately $1.2 million in both years. As a percentage of revenue, communications and utilities remained constant at 0.5% of revenue in both years.

     Gains on the disposal of assets increased $549,000 (24.5%) to $2.8 million in 2006 from $2.2 million in 2005. As a percentage of revenue, gains on the disposal of assets increased to 1.2% of revenue in 2006 compared with 1.0% in 2005. The increase in gains is primarily attributable to the sale of used trailers. Prior to 2005, very few trailers had been replaced. As we replace our trailer fleet over the next several years, we expect gains to continue at or near 2005 levels, assuming consistent market conditions for used equipment.

     Depreciation and amortization increased $1.3 million (12.1%) to $12.4 million in 2006 from $11.0 million in 2005, reflecting the acquisition of new tractors and trailers to replace older equipment which was no longer being depreciated. As a percentage of revenue, depreciation and amortization decreased to 5.4% of revenue in 2006 compared with 5.0% in 2005, reflecting the changes described above and an increase in our average revenue per loaded mile and fuel surcharge revenue which increases revenue without a proportionate increase in depreciation expense. As we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

     Interest expense, net, increased $431,000 (25.3%) to $2.1 million in 2006 from $1.7 million in 2005. This increase was attributable to higher average debt outstanding and higher interest rates. As a percentage of revenue, interest expense, net, remained relatively constant at 0.9% of revenue in 2006 compared with 0.8% in 2005.

     As a result of the foregoing, our pre-tax margin decreased to 3.3% in 2006 from 3.6% in 2005. Before the uninsured loss of $1.5 million, our pre-tax margin was 3.9% in 2006.

     Our income tax expense in 2006 was $3.1 million, or 42.0% of earnings before income taxes. Our income tax expense in 2005 was $3.7 million, or 46.9% of earnings before income taxes. In 2005, the rate is unusually high because we recorded additional income tax to adjust deferred tax assets related to various state net operating losses and credits and to establish a reserve for taxes that may be owed to states in which tax returns are not filed. In 2006, the rate is unusually low due to a reduction in the tax rate we use to record net deferred tax liabilities. In both years, the effective tax rate is different from the expected combined tax rate for a company headquartered in Iowa because of the cost of nondeductible driver per diem expense absorbed by us. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings or loss.

     As a result of the factors described above, net earnings were $4.3 million in 2006 (1.9% of revenue), compared with $4.2 million in 2005 (1.9% of revenue). In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 95.8% during 2006 as compared with 95.6% during 2005. Our operating ratio, excluding fuel surcharge revenue, was 95.1% during 2006 as compared with 94.9% during 2005.

     Before the uninsured loss of $1.5 million, which resulted in a charge of $948,000 net of the associated tax benefit, net earnings were $5.2 million in 2006 (2.3% of revenue), compared with $4.2 million in 2005 (1.9% of revenue). In addition, before the net $948,000 charge for the uninsured loss, our operating ratio (operating expenses as a percentage of operating revenue) was 95.2% during 2006, as compared with 95.6% during 2005. Our operating ratio, excluding fuel surcharge revenue and the net charge for our uninsured loss, was 94.3% during 2006, as compared with 94.9% during 2005. Financial measures excluding our fuel surcharge revenue or uninsured loss are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from such measures as used by other companies. We believe that the presentation of these measures provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations, as well as our operating performance between periods.

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

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation increased $14.8 million (24.0%) to $76.4 million in 2005 from $61.6 million in 2004. As a percentage of revenue, purchased transportation increased to 34.7% in 2005 from 32.6% in 2004. The changes reflect higher pay to independent contractors resulting from increases in fuel surcharge revenue and average revenue per billed mile, an increase in the number of independent contractors and in the percentage of the fleet supplied by independent contractors, and higher payments under operating leases of revenue equipment. The percentage of total operating revenue provided by independent contractors increased to 36.4% in 2005 from 35.4% in 2004. In addition, our independent contractor fleet grew nearly 6% in 2005. During the last half of 2004, we leased 117 new tractors under operating leases. Payments under operating leases, a component of purchased transportation, increased $1.4 million, to $2.0 million in 2005 from $540,000 in 2004. If the leased tractors would have been purchased, instead of leased, we would have incurred a similar amount of depreciation and interest expense in lieu of purchased transportation expense.

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

     We had positive working capital of $2.0 million on December 31, 2006 and $3.2 million on December 31, 2005. Working capital, defined as current assets minus current liabilities, is not always fully representative of our liquidity position because cash and trade receivables account for a large portion of our current assets. Our trade accounts receivable are generally collected within 32 days. Alternatively, current maturities of long term debt, a large portion of our current liabilities, are paid over one year.

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

     Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through 2007. We will require additional sources of financing over the long-term to upgrade our tractor and trailer fleets. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our short- and long-term liquidity may be adversely affected by one or more of the following factors: costs associated with insurance and claims; weak freight demand or a loss in customer relationships or volume; the impact of new hours-of-service regulations on asset productivity; the ability to attract and retain sufficient numbers of qualified drivers and independent contractors; elevated fuel prices and the ability to collect fuel surcharges; inability to maintain compliance with, or negotiate amendments to, loan covenants; the ability to finance the tractors and trailers delivered and scheduled for delivery; and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations. Based upon our improved financial results, anticipated future cash flows, current availability under our financing arrangement with LaSalle Bank, and sources of equipment financing that are available, we do not expect to experience significant liquidity constraints in the foreseeable future. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

     Net cash provided by operating activities was $16.8 million, $12.6 million, and $18.5 million for the years ended December 31, 2004, 2005, and 2006, respectively. Historically, our principal use of cash is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased (decreased) $2.0 million, $3.0 million, and ($3.0) million for the years ended December 31, 2004, 2005, and 2006, respectively. The average age of our trade accounts receivable was approximately 33 days for 2004, 32 days for 2005, and 32 days for 2006. Total accounts payable increased (decreased) $2.5 million, $2.1 million, and ($0.2) million for the years ended December 31, 2004, 2005, and 2006, respectively.

     Net cash provided by (used in) investing activities was $2.0 million, ($1.6) million, and ($4.8) million for the years ended December 31, 2004, 2005, and 2006, respectively. Such amounts related primarily to purchases and sales of revenue equipment.

     Net cash used in financing activities of $14.0 million, $15.9 million, and $11.8 million for the years ended December 31, 2004, 2005, and 2006, respectively, consisted primarily of net payments of principal under our long-term debt agreements.

     We have a financing arrangement with LaSalle Bank, which expires on October 31, 2010, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle Bank may terminate the arrangement prior to October 31, 2010, in the event of default, and may terminate at the end of any renewal term.

The agreement provides for a revolving line of credit which allows for borrowings up to 85% of eligible receivables. At December 31, 2006, total borrowings under the revolving line were $0.

     The financing arrangement also includes financing for letters of credit. At December 31, 2006, we had outstanding letters of credit totaling $8.4 million for self-insured amounts under our insurance programs. We are required to pay an annual fee of 1.25% of the outstanding letters of credit. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement discussed above. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity.

     The combination of borrowings under the line of credit and outstanding letters of credit with LaSalle Bank cannot exceed the lower of $15 million or a specified borrowing base, which at December 31, 2006 was $13.4 million, leaving $5.0 million in remaining availability at such date. We are required to pay a facility fee on LaSalle Bank's financing arrangement of .20% of the unused loan limit. Borrowings under the arrangement are secured by accounts receivable. The interest rate on outstanding borrowings under the arrangement is equal to a spread on LaSalle Bank's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, as defined under the agreement. At December 31, 2006 the applicable interest rate under the arrangement was equal to the prime rate minus 75 basis points.

     The LaSalle Bank financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, debt to EBITDAR, and a fixed charge coverage ratio. We were in compliance with these requirements at December 31, 2006. We believe we will maintain compliance with all covenants throughout 2007, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for December 31, 2006 and we expect to remain in compliance for the foreseeable future. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In this event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables set forth the contractual obligations and other commercial commitments as of December 31, 2006:

                                          PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                                   --------------------------------------------------
                                             LESS THAN     1-3       3-5    MORE THAN
CONTRACTUAL OBLIGATIONS             TOTAL      1 YEAR     YEARS     YEARS    5 YEARS
-----------------------            -------   ---------   -------   ------   ---------
Long-term debt..................   $38,485    $10,479    $19,255   $8,751      $--
Operating lease obligations.....     3,688      1,971      1,668       49       --
Purchase obligations............    11,552     11,552         --       --       --
                                   -------    -------    -------   ------      ---
   Total .......................   $53,725    $24,002    $20,923   $8,800      $--
                                   =======    =======    =======   ======      ===

     In our normal course of business we place orders with equipment manufacturers for future delivery of new tractors and trailers. The orders for trailers can be cancelled at any time without penalty prior to taking delivery. The orders for tractors can be cancelled without penalty at any time up to 60 days prior to production of the tractor. If the termination occurs less than 60 days, but more than 45 days, prior to production, we retain the right to cancel subject to a minimal per truck penalty of $500. Orders generally cannot be cancelled within 45 days prior to production. At December 31, 2006, we had commercial commitments of approximately $11.6 million related to tractor orders that cannot be cancelled.

     Approximately 12% of our long-term debt carries a variable interest rate making reliable estimates of future interest payments difficult. Using our weighted average interest rate of 6.48% as of December 31, 2006, the following approximately represents our expected obligations for future interest payments:

                                    INTEREST PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                                   -----------------------------------------------
                                            LESS THAN     1-3     3-5    MORE THAN
                                    TOTAL     1 YEAR     YEARS   YEARS    5 YEARS
                                   ------   ---------   ------   -----   ---------
Total interest payments.........   $4,965     $2,154    $2,399    $412      $--
                                   ======     ======    ======    ====      ===

     We had no other commercial commitments at December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

     Our liquidity is not materially affected by off-balance sheet transactions. During the last six months of 2004, we leased 116 new tractors under operating leases. These new leases will increase equipment rent expense, a component of purchased transportation expense, in future periods. Our obligations under non-cancelable operating lease agreements are as follows: 2007, $2.0 million; 2008, $1.6 million; 2009, $39,000; 2010, $39,000; 2011, $10,000, thereafter $0.
These obligations exclude potential Terminal Remainder Adjustment Clause (TRAC) payments or refunds on 116 tractors amounting to 40% of the original purchase price due at the end of the original 48 month term of the lease. After 48 months, we expect the residual value of the tractors to be greater than 40% of the original cost, allowing us to return the tractors without penalty.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." This interpretation prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, this interpretation provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The provisions of FIN 48 will be effective at the beginning of the first fiscal year that begins after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

     In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 108 (Topic 1N), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective as of the beginning of the first fiscal year that ends after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial statements.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, for some entities, the application of this statement will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the effect, if any, of SFAS 157 on our consolidated financial statements.

     In February 2007 the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits many financial instruments and certain other items to be measured at fair value at the option of the Company. SFAS No. 159 is effective for financial statements issued for first fiscal years beginning after November 15, 2007. We are evaluating the effect, if any, of SFAS 159 on our consolidated financial statements.

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

RISK FACTORS

     We may from time-to-time make written or oral forward-looking statements. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. We rely on this safe harbor in making such disclosures. In connection with this safe harbor provision, we identify below important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by us or on our behalf. Factors that might cause such a difference include, but are not limited to, the following:

THERE ARE RISKS ASSOCIATED WITH THE PENDING MERGER OF OUR COMPANY WITH A WHOLLY OWNED SUBSIDIARY OF WESTERN EXPRESS, INC.

     On March 22, 2007, we announced the signing of a definitive merger agreement by which we would become a wholly owned subsidiary of Western Express, Inc. and our outstanding common stock would be converted into the right to receive $10.63 per share in cash from Western Express. The closing of the transactions contemplated by the merger agreement is subject to the approval of our stockholders and other customary closing conditions. There are certain risks associated with this transaction, including the following:

- The transaction announced may not be completed, or completed within the expected timeframe.

- Unforeseen difficulties associated with the transaction, including business disruption and loss of personnel, could delay completion of the transaction and/or cause it to be more expensive than anticipated and adversely affect our results of operations and financial condition.

     Stockholders should be aware of these risks and the possible closing delays, termination of the merger agreement or adverse impact on our company that they may cause.

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

RAPID CHANGES IN FUEL COSTS AND POTENTIAL CHANGES IN FUEL TAXES COULD IMPACT OUR FINANCIAL RESULTS.

     Fuel and fuel taxes currently represent 21% of our operating expenses. Fuel prices have risen and maintained historically high levels throughout 2004, 2005 and 2006. Shortages of fuel, increases in fuel prices, or rationing of petroleum products could have a materially adverse effect on our operating results.

          We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic, and market factors that are generally outside our control. Political events in the Middle East, Venezuela, and elsewhere, and hurricanes and other weather-related events, also may cause the price of fuel to increase. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through fuel surcharges. Fuel surcharges that can be collected do not always fully offset the increase in the cost of diesel fuel. To the extent we are not successful in these negotiations, our results or operations may be adversely affected. In addition, we incur additional costs when fuel prices rise that cannot be fully recovered due to our engines being idled during cold or warm weather and empty or out-of-route miles that cannot be billed to customers. As of December 31, 2006, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

SEASONALITY AND THE IMPACT OF WEATHER AFFECT OUR OPERATIONS AND PROFITABILITY.

          Our tractor productivity decreases during the winter season because inclement weather impedes operations, and some shippers reduce their shipments after the winter holiday season. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather that creates higher accident frequency, increased claims, and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice storms, and floods that could harm our results or make our results more volatile.

WE WILL HAVE SIGNIFICANT ONGOING CAPITAL REQUIREMENTS THAT COULD REDUCE OUR INCOME IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FROM OPERATIONS.

          The trucking industry is very capital intensive. Historically, we have depended on cash from operations, equipment financing, and debt financing for funds to update our revenue equipment fleet. Beginning in 2004, we began to upgrade our tractor fleet. Going forward, we will need to continue to upgrade our tractor and trailer fleets. We expect to pay for the projected capital expenditures and/or operating leases with cash flows from operations and borrowings from equipment manufacturers or under the financing arrangement with LaSalle Bank. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms in the future, we may have to enter into less favorable financing arrangements or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our operating results.

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

          We currently self-insure for a portion of our claims exposure resulting from cargo loss, personal injury, property damage and workers' compensation and a portion of employee health insurance. We also have a limited amount of excess coverage ($5 million per claim) that, combined with our high self-insured retention, increases our risk associated with the frequency and severity of accidents and could increase our expenses or make them more volatile from period to period. Furthermore, if we experience claims that exceed the limits of our insurance coverage, or if we experience claims for which coverage is not provided, our financial condition and results of operations could suffer a materially adverse effect. Insurance carriers have also recently raised premiums for most trucking companies. As a result, our insurance and claims expenses could increase when some of our current coverages expire in June 2007. If these expenses increase, and we are unable to offset the increase with higher rates, our earnings could be materially and adversely impacted.

WE OPERATE IN A HIGHLY REGULATED INDUSTRY, AND COSTS OF COMPLIANCE WITH, OR LIABILITY FOR VIOLATION OF, EXISTING OR FUTURE REGULATIONS COULD SIGNIFICANTLY INCREASE OUR COSTS OF DOING BUSINESS.

          The U.S. Department of Transportation and various state and federal agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations and safety. If we do not comply with all state and federal laws and regulations, including hours-of-service regulations, our operating results may experience a material adverse effect. The Federal Motor Carrier Safety Administration is studying rules relating to braking distance and on-board data recorders that could result in new rules being proposed. Although we are unable to predict the effect of any proposed rules, the on-board data recorders could increase our compensation costs, limit our fleet size, and decrease productivity, any of which could increase costs in our industry and have an adverse effect on our operating results.

          In addition, the U.S. Environmental Protection Agency recently adopted new emissions control regulations, which require progressive reductions in exhaust emissions from diesel engines through 2010, for engines manufactured in October 2002 and thereafter. In part to offset the costs of compliance with the new engine design requirements, some manufacturers have significantly increased new equipment prices and eliminated or sharply reduced the price of repurchase or trade-in commitments. If new equipment prices were to increase, or if the fair value of used equipment were to decrease, more than anticipated, we may be required to increase our depreciation and interest expense or retain some of our equipment longer, which would result in increased maintenance expense. To the extent we are unable to offset these potential increases in depreciation, interest, or maintenance expenses with rate increases or cost savings, our results of operations could be adversely affected. Our fuel and maintenance expenses may also increase as a result of our use of new, EPA-compliant engines, and if we are unable to offset these increases with fuel surcharges or higher freight rates, our results of operations could be adversely affected. Our business and operations could be further adversely impacted if we experience problems with the reliability of the new engines.

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

WE ARE HIGHLY DEPENDENT ON A FEW MAJOR CUSTOMERS, THE LOSS OF ONE OR MORE OF WHICH COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR BUSINESS.

          A significant portion of our revenue is generated from a limited number of major customers. For the year ended December 31, 2006, our top 25 customers accounted for approximately 54% of our revenue. A reduction in or termination of our services by one or more of our major customers could have a materially adverse effect on our business and operating results.

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

          Our business also is subject to the effects of new tractor engine design requirements implemented by the EPA. Changes in the laws and regulations governing or impacting our industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to shippers.

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

          We classify all of our independent contractors and independent commission sales agents as independent contractors for all purposes, including employment tax and employee benefit purposes. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the employee/independent contractor classification of independent contractors or independent commission sales agents currently doing business with us. Although we believe that there are no proposals currently pending that would change the employee/independent contractor classification of independent contractors or independent commission sales agents currently doing business with our company, the costs associated with potential changes, if any, with respect to these independent contractor classifications could have a material adverse effect on us, including our results of operations and financial condition if we were unable to reflect them in our fee arrangements with the independent contractors or independent commission sales agents or in the prices charged to our customers.

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

Interest Rate Risk

          We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangements with LaSalle Bank and some other lenders provide for a variable interest rate. At December 31, 2006, approximately $4.7 million of our total debt, or 12%, carried variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at December 31, 2006, a one-point increase in the prime rate would increase annual interest expense by approximately $47,000. The remainder of our other debt carries fixed interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our audited financial statements, including our consolidated balance sheets and consolidated statements of operations, cash flows, stockholders' equity, and notes related thereto, are included at pages 44 to 58 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006. During our fourth fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

          Information concerning the names, ages, positions with us, tenure as a director and business experience of our directors and other executive officers is set forth below. All references to experience with us include positions with our operating subsidiary, Smithway Motor Xpress, Inc.

NAME                     AGE                      POSITION                     DIRECTOR SINCE
----                     ---                      --------                     --------------
G. Larry Owens            69   Chairman of the Board, Chief Executive               1996
                               Officer, President, Secretary and Director
Terry G. Christenberry    60   Director                                             1996
Labh S. Hira              58   Director                                             2004
Herbert D. Ihle           67   Director                                             1996
Marlys L. Smith           67   Director                                             2004
Thomas J. Witt            46   Senior Vice President of Sales and Operations         --
Douglas C. Sandvig        42   Senior Vice President, Chief Financial                --
                               Officer and Treasurer
Chad A. Johnson           41   Vice President of Vehicle Operations                  --

          G. LARRY OWENS was appointed as Chief Executive Officer, President and Secretary on March 5, 2004, and Chairman of the Board on April 2, 2004. Mr. Owens had served prior to that time as Executive Vice President and Chief Financial Officer from January 1993 and Chief Administrative Officer from August 2001. Mr. Owens also served as Chief Operating Officer from May 1998 to August 2001. Prior to joining us, Mr. Owens spent twenty-five years in the banking industry, most recently from 1982 through 1992 as President of Boatmen's Bancshares' regional banks in Spencer and Fort Dodge, Iowa.

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

          LABH S. HIRA has served as the dean of the College of Business at Iowa State University since July 2001. Prior to serving as dean, Dr. Hira served the College of Business at Iowa State University as Senior Associate Dean from 2000 through July 2001 and as Associate Dean from 1996 through 2000. Dr. Hira joined the Iowa State faculty in 1982. Dr. Hira specializes in the taxation of retirement and insurance products with financial accounting being his teaching focus. Dr. Hira has a Ph.D. in Agricultural Economics from the University of Missouri - Columbia.

          HERBERT D. IHLE has been President and owner of Diversified Financial Services, a Bonita Springs, Florida, management and financial services consulting firm, since 1989. From 1990 to 1992, Mr. Ihle served as Senior Vice President - Finance and Controller for Northwest Airlines, and from 1963 to 1989 served in various positions, including Executive Vice President - Finance, for Pillsbury Co. Mr. Ihle also served as past Chairman of the Board of Regents of Waldorf College in Forest City, Iowa, and is a past director of Lutheran Brotherhood Insurance Company.

          MARLYS L. SMITH served in various non-executive capacities for us between March 1990 and March 1995, and has been one of our controlling stockholders since 1995.

          THOMAS J. WITT served as Vice President of Sales and Marketing upon joining us in November 2001 and was appointed to serve as Senior Vice President of Sales and Operations in February 2003. Mr. Witt announced his resignation from our company effective April 6, 2007. Prior to joining us, Mr. Witt worked as an Account Manager in sales for i2 Technologies, a software company serving motor carriers and third party logistics companies, from November 2000 through November 2001. From 1998 through November 2000, Mr. Witt served as Vice President-Sales for Roehl Transport, Inc., a truckload carrier.

          DOUGLAS C. SANDVIG was appointed Chief Financial Officer on March 5, 2004, and has held the title of Senior Vice President since February 2003 and Treasurer since October 2003. Mr. Sandvig served as Controller from July 1997 to March 2004 and Chief Accounting Officer from May 2000 to March 2004. Mr. Sandvig also served as Vice President from September 2002 to February 2003. Prior to joining us, Mr. Sandvig worked as a certified public accountant with a regional public accounting firm from 1990 to 1997.

          CHAD A. JOHNSON has served as Vice President of Vehicle Operations since joining us in August 2003. Prior to joining us, Mr. Johnson was employed by Ruan Transportation Management Systems, a transportation management company. Mr. Johnson was employed by Ruan for approximately 19 years during which time he worked in many different capacities, including, most recently, from January 2001 until August 2003, as Vice President - Vehicle Maintenance, from July 2000 through December 2000 as Director of Operations - Vehicle Services, from June 1999 through June 2000 as Director of Vehicle Maintenance, and from January 1997 through May 1999 as Corporate Operations Manager.

CODE OF BUSINESS CONDUCT AND ETHICS

          The board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics includes provisions applicable to our principal executive officer, principal financial officer, principal accounting officer and controller or persons performing similar functions, and constitutes a "code of ethics" within the meaning of Item 406(b) of Regulation S-K.

AUDIT COMMITTEE

          We maintain a standing audit committee that currently is comprised of Terry G. Christenberry, Labh S. Hira, and Herbert D. Ihle. Mr. Christenberry serves as the chairman of the audit committee. Our board of directors has determined that Mr. Ihle is an "audit committee financial expert," as defined under Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC, based upon his education and work experience. Each member of our audit committee, including Mr. Ihle, satisfies the independence and audit committee membership criteria set forth in NASD Rule 4350(d)(2).

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

          Our board of directors, based on recommendations from the compensation committee, seeks to implement compensation policies that (i) attract and retain excellent management personnel, (ii) remain competitive with compensation provided by companies similar to ours, and (iii) align the interests of executive officers with the interests of our stockholders. Our compensation program consists primarily of the following four components, which are collectively designed to encourage stable, long-term growth of our company.

          BASE SALARY. We have no pre-established policy or target for allocating between cash and non-cash or short-term and long-term compensation. However, the majority of each executive officer's compensation historically has been paid in the form of base salary. Base salary typically represents approximately 75 to 85 percent of the total compensation of each of our named executive officers other than our chief executive officer, Mr. Owens. Mr. Owens' base salary has historically been a slightly smaller percentage of total compensation with a corresponding increase in the relative amount of cash incentive compensation paid to him. Our compensation program for 2006 continued this trend. Each executive officer receives a base salary to compensate the executive for performing duties customarily associated with the executive's respective position. The board of directors determines each executive's base salary primarily based on the person's contributions to our company. In formulating recommendations for the board of directors to approve, the compensation committee considers the relative size of our competitors, growth rates, geographic considerations and operating performance. The compensation committee believes that the base salaries of our executive officers have been at or below the average levels paid by our competitors both historically and in 2006, primarily due to our operating performance and the relatively low cost of living in Fort Dodge, Iowa, where our principal offices are located.

          CASH INCENTIVE COMPENSATION. The compensation committee implemented a cash incentive bonus program for 2006. The program is designed to provide an additional incentive for our executive officers to focus on increasing our company's net income and maximize the value of our stock for stockholders. The compensation committee establishes a target cash bonus award for each executive based on that executive's individual objectives for the year and the overall goals for our company. An amount equal to 50% of each executive officer's targeted bonus amount may be earned based on our company's achievement of our quarterly net income goals. The other

50% of each executive officer's targeted bonus amount may be earned based on the achievement by each executive officer of specific individual goals tailored to the executive's area of responsibility within our business. The compensation committee generally determines whether each executive officer has achieved the individual goals established for him. Moreover, no cash bonus may be paid for achievement of individual goals unless our company achieves annual net income equal to at least 85% of our annual net income goal. The amount each executive officer earned under our cash incentive bonus program during 2006 is disclosed in the Summary Compensation Table below in the "Non-Equity Incentive Plan Compensation" column. The compensation committee implemented a bonus program for 2007 pursuant to which the executive officers are eligible to receive cash bonuses on similar terms as the 2006 bonus program.

          STOCK-BASED COMPENSATION. The compensation committee believes that the use of stock-based compensation as a component of potential compensation can align the interests of executive officers and stockholders and encourage executive officers to focus on long-term, profitable growth. The committee exercises its discretion to make or recommend stock option grants or other stock awards to executive officers from time to time when it believes such awards are warranted by performance or necessary to provide proper incentive. When our compensation committee decides to grant or recommend stock-based awards, it typically grants or recommends option awards to provide an incentive for executives to remain with our company and focus on the return provided to our stockholders. The decision of the committee or our board of directors to grant stock-based compensation to our executive officers generally does not materially affect our board of directors' decision to increase or decrease the executive's base salary or cash incentive compensation for a given year. No stock-based awards were made to our company's executive officers in 2006.

          WELFARE AND RETIREMENT BENEFIT AND PERQUISITES. Our executive officers participate in employee benefit and welfare plans generally available to all of our employees, including 401(k), medical and life insurance and disability plans. Our company needs to make these plans available to our executive officers to maintain an overall compensation structure that is reasonably competitive with comparable companies. Our company also provides various perquisites to our executive officers quantified in the "All Other Compensation" column of the Summary Compensation Table below. We do not believe these elements of compensation are material to either our company or to the executives receiving them. However, we do believe that these elements are important in making our overall compensation programs comparable with those of other companies with which we compete for talent.

COMPENSATION COMMITTEE REPORT

          The compensation committee has discussed and reviewed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

                             COMPENSATION COMMITTEE:


                             ---------------------------------------------------
                             Herbert D. Ihle (Chairman)
                             Terry G. Christenberry
                             Labh S. Hira

SUMMARY COMPENSATION TABLE

          The following table summarizes the compensation of our chief executive officer, chief financial officer and our three other most highly compensated executive officers (collectively, the "named executive officers") for the fiscal year ended December 31, 2006.

                                                      NON-EQUITY        ALL OTHER
                                          SALARY    INCENTIVE PLAN    COMPENSATION
  NAME AND PRINCIPAL POSITION     YEAR     ($)     COMPENSATION ($)     ($) (1)      TOTAL ($)
  ---------------------------     ----   -------   ----------------   ------------   ---------
G. Larry Owens                    2006   238,462        96,000           11,315       345,777
Chairman, Chief Executive
Officer, President and
Secretary

Douglas C. Sandvig                2006   158,846        30,000           3,761        192,607
Senior Vice President, Chief
Financial Officer and Treasurer

Thomas J. Witt                    2006   163,846        30,375           9,144        203,365
Senior Vice President of Sales
and Operations

Chad A. Johnson                   2006   133,846        24,500           11,009       169,355
Vice President of Vehicle
Operations

(1)  The following table sets forth all other compensation amounts by type:

                     CAR ALLOWANCE /
                     PERSONAL USE OF   REIMBURSEMENT OF COUNTRY    MATCHING 401(K)
NAME                 COMPANY CAR ($)        CLUB DUES ($)         CONTRIBUTIONS ($)   TOTAL ($)
----                 ---------------   ------------------------   -----------------   ---------
G. Larry Owens            2,100                  3,000                  6,215           11,315
Douglas C. Sandvig        1,200                     --                  3,761            4,961
Thomas J. Witt            6,000                     --                  3,144            9,144
Chad A. Johnson           7,200                     --                  3,809           11,009

          For 2006, each of our company's executive officers received increases in base salary, primarily to reflect a cost-of-living increase. The compensation committee also implemented a bonus program for 2006 described in the "Compensation Discussion and Analysis" section above. The component of the bonus based on our company's net income was earned and paid quarterly while the component of the bonus based on individual goals was earned on an annual basis and paid following completion of 2006.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2006

     The following table sets forth certain information concerning plan-based awards granted to the named executive officers during 2006.

                                  ESTIMATED MAXIMUM FUTURE PAYOUTS UNDER
       NAME          GRANT DATE    NON-EQUITY INCENTIVE PLAN AWARDS (1)
       ----          ----------   --------------------------------------
G. Larry Owens         2/10/06                    96,000
Douglas C. Sandvig     2/10/06                    32,000
Thomas J. Witt         2/10/06                    33,000
Chad A. Johnson        2/10/06                    27,000

(1) Reflects maximum amount payable pursuant to awards made to our executive officers on February 10, 2006 under our 2006 cash incentive bonus program. The program did not include threshold or target amounts. Payment of awards was based 50% on our quarterly net income goals and 50% on individual goals. These awards are reflected above in the Summary Compensation Table under Non-Equity Incentive Plan Compensation.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The following table summarizes certain information concerning unexercised option awards of the named executive officers outstanding as of December 31, 2006.

                                                  OPTION AWARDS
                     -----------------------------------------------------------------------
                      NUMBER OF SECURITIES     NUMBER OF SECURITIES
                     UNDERLYING UNEXERCISED   UNDERLYING UNEXERCISED    OPTION
                             OPTIONS                 OPTIONS           EXERCISE     OPTION
                               (#)                     (#)              PRICE     EXPIRATION
NAME                       EXERCISABLE            UNEXERCISABLE        ($/SHARE)      DATE
----                 ----------------------   ----------------------   --------   ----------
G. Larry Owens               25,000                       --           8.875       1/23/2007
Douglas C. Sandvig           10,000                       --           11.81(2)    1/30/2008
                              7,500                       --            1.78(2)    6/23/2010
                              2,350                       --            2.41(2)     2/1/2012
Thomas J. Witt               12,000                    3,000            1.55(2)   12/14/2011
                             22,250                   15,250            0.82(3)    2/14/2013
Chad A. Johnson              15,000                   10,000            1.25(4)   10/24/2009

(1) Stock option fully vested at December 31, 2006 and expired on January 23, 2007.

(2) Stock option vested at the rate of 20% of the initial grant per year and has now fully vested.

(3) Stock option vests at the rate of 20% of the initial grant per year, with vesting dates on February 14 of 2004, 2005, 2006, 2007, and 2008.

(4) Stock option vests at the rate of 20% of the initial grant per year, with vesting dates on October 24 of 2004, 2005, 2006, 2007, and 2008.

OPTION EXERCISES AND STOCK VESTED

          The following table summaries certain information concerning exercises of stock options by named executive officers during the fiscal year ended December 31, 2006.

                                                OPTION AWARDS
                     ------------------------------------------------------------------
                     NUMBER OF SHARES ACQUIRED ON EXERCISE   VALUE REALIZED ON EXERCISE
        NAME                           (#)                               ($)
        ----         -------------------------------------   --------------------------
G. Larry Owens                         --                                --
Douglas C. Sandvig                   7,500                             61,369
Thomas J. Witt                         --                                --
Chad A. Johnson                        --                                --

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

          CHANGE-IN-CONTROL. We have entered into change-in-control agreements with each of the named executive officers other than Mr. Witt. The change-in-control agreements in general provide that if the named executive officer is involuntarily terminated in connection with the occurrence of certain change-in-control events, then the named executive officer will be entitled to a severance payment from us in an amount intended to compensate him for any salary that he would have otherwise been entitled to receive during the 24-month period following the occurrence of the change-in-control event (this 24-month period being referred to as the "transition period"). In addition, the named executive officer is entitled to receive the maximum bonus to which he would be entitled for the performance period in which he is terminated during the transition period, pro-rated for the number of days worked in such performance period. Both the salary and bonus payments are payable in a lump sum. During the transition period, the named executive officer also would be entitled to participate in any health, disability, and life insurance plans in which he participated prior to his termination, and to be compensated for any legal fees he incurs in connection with the enforcement of his rights under the change-in-control agreement. The change-in-control events giving rise to the named executive officer's rights under the change-in-control agreement include (i) the acquisition by certain persons of beneficial ownership, whether directly or indirectly, of securities representing 35% or more of the combined voting power of our then outstanding securities, (ii) a failure of the continuing directors to constitute a majority of the board of directors, (iii) our consummation of a reorganization, merger or consolidation, or a statutory exchange of our outstanding voting securities, and (iv) a complete liquidation or dissolution or sale or other disposition of all or substantially all of our assets.

          In addition, under certain circumstances in which there is a change of control, holders of outstanding stock options granted under our Incentive Stock Plan, New Employee Incentive Stock Plan and 2005 Omnibus Stock Plan may be entitled to exercise these options notwithstanding that these options may otherwise not have been fully exercisable. Similar rights could be extended to holders of other awards under our equity compensation plans if any awards are granted.

          In the event the named executive officers' employment terminated as of December 31, 2006 in connection with a change-in-control event, the named executive officers would have realized the benefits and payments set forth below:

                                                G. LARRY OWENS   DOUGLAS C. SANDVIG   THOMAS J. WITT   CHAD A. JOHNSON
                                                --------------   ------------------   --------------   ---------------
Lump Sum Cash Payment                              $576,000           $352,000              --             $297,000
Two  Year  Participation  in  Insurance Plans      $ 17,000           $ 17,000              --             $ 17,000
Vesting of Unvested Stock Options (1)                    --                 --              --             $ 87,500
                                                   --------           --------             ---             --------
   Total                                           $593,000           $369,000              --             $401,500

(1) Reflects the difference between the closing price of our common stock on the last trading day of 2006 and the exercise price of the unvested options that would have had their vesting accelerated as a result of the change-in-control agreement.

          Other than the change-in-control agreements described and quantified above, our company has no other agreements, plans, or arrangements that provide for payments to a named executive officer at, following or in connection with any resignation, severance, retirement, or other termination of a named executive officer.

COMPENSATION OF DIRECTORS

          The following table summarizes the compensation of our non-employee directors for the fiscal year ended December 31, 2006.

                                                            OPTION AWARDS
         NAME            FEES EARNED OR PAID IN CASH ($)   ($) (1) (2) (3)   TOTAL ($)
         ----            -------------------------------   ---------------   ---------
Terry C. Christenberry                26,500                    12,119         38,619
Labh S. Hira                          23,000                    12,119         35,119
Herbert D. Ihle                       24,500                    12,119         36,619
Marlys L. Smith                       20,000                    12,119         32,119

(1) Valuation for stock option awards is based on the compensation cost we recognized during fiscal 2006 for financial statement purposes under FAS 123(R) for awards granted in fiscal 2006 and prior years utilizing assumptions discussed in Note 1 to our financial statements for fiscal 2006, but disregarding the estimate of forfeitures related to service based vesting.

(2) The following table shows the aggregate number of shares underlying outstanding stock options held by our non-employee directors as of December 31, 2006.

                         SHARES UNDERLYING
                         OUTSTANDING STOCK
                           OPTION AWARDS     EXERCISABLE   UNXERCISABLE
         NAME                   (#)              (#)            (#)
         ----            -----------------   -----------   ------------
Terry C. Christenberry         10,000           7,000          3,000
Labh S. Hira                    6,000           3,000          3,000
Herbert D. Ihle                10,000           7,000          3,000
Marlys L. Smith                 6,000           3,000          3,000

(3) The following table shows the grant date fair value of all stock option awards made to our non-employee directors during the fiscal year ended December 31, 2006.

                         GRANT DATE
                         FAIR VALUE
                          OF OPTION
                          AWARDS IN
         NAME             2006 ($)
         ----            ----------
Terry C. Christenberry     16,360
Labh S. Hira               16,360
Herbert D. Ihle            16,360
Marlys L. Smith            16,360

          For the year commencing with our 2006 annual meeting of stockholders, directors who were not employed by us received a $10,000 annual retainer, $1,000 for each meeting of the board of directors attended by the director in person and $500 if attended telephonically, and $500 per committee meeting attended by the director (whether in person or telephonically). In addition to the compensation received by non-employee directors generally, the chairman of our audit committee received a $5,000 annual retainer and the chairman of our compensation committee received a $1,500 annual retainer, each paid in advance at the annual meeting. Directors are also reimbursed for their expenses incurred in attending the meetings. For the year commencing with our 2007 annual meeting of stockholders, we anticipate no changes to director compensation. In 2006, non-employee directors who were elected at the annual meeting received an option to purchase 3,000 shares of our Class A Common Stock at the closing market price on the date of the annual meeting. In 2007, we anticipate that non-employee directors who are elected at the annual meeting, if there is an annual meeting, will receive an option to purchase 3,000 shares of our Class A Common Stock at the closing market price on the date of the annual meeting. The options granted to non-employee directors vest on the one-year anniversary of the date of grant and expire on the six-year anniversary of the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          Messrs. Hira, Ihle and Christenberry served as the compensation committee in 2006. None of these individuals has been our officer or employee and no interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 14, 2007, the number and percentage of outstanding shares of Class A and Class B Common Stock beneficially owned by each person known by us to beneficially own more than 5% of such stock, by each director, by each named executive officer, and by all of our directors and executive officers as a group. We had outstanding 3,991,124 shares of Class A Common Stock (each entitled to one vote) and 1,000,000 shares of Class B Common Stock (each entitled to two votes) as of March 14, 2007. Unless otherwise noted, the business address for all persons indicated below is 2031 Quail Avenue, Fort Dodge, Iowa 50501.

                                                                            PERCENTAGE OF OUTSTANDING SHARES
                                                                            --------------------------------
                                                        AMOUNT AND NATURE   CLASS A   CLASS B
   NAME OF BENEFICIAL OWNER                               OF BENEFICIAL      COMMON    COMMON
     OR IDENTITY OF GROUP           TITLE OF CLASS        OWNERSHIP (1)      STOCK     STOCK    COMMON STOCK
   ------------------------      --------------------   -----------------   -------   -------   ------------
DIRECTORS AND EXECUTIVE
   OFFICERS:
G. Larry Owens                   Class A Common Stock        265,725 (2)      6.7%        --         5.3%
Terry G. Christenberry           Class A Common Stock         29,800 (3)        *         --           *
Labh S. Hira                     Class A Common Stock          6,000 (4)        *         --           *
Herbert D. Ihle                  Class A Common Stock         18,000 (5)        *         --           *
Marlys L. Smith                  Class A Common Stock      1,089,856 (6)     27.3%        --        21.8%
                                 Class B Common Stock      1,000,000 (6)       --      100.0%       20.0%
Thomas J. Witt                   Class A Common Stock         34,250 (7)        *         --           *
Douglas C. Sandvig               Class A Common Stock         22,600 (8)        *         --           *
Chad A. Johnson                  Class A Common Stock         15,000 (9)        *         --           *
Executive officers and
   directors as a group (8
   persons)                      Class A Common Stock     1,481,231 (10)     36.2%        --        29.1%
                                 Class B Common Stock     1,000,000 (10)       --      100.0%       20.0%

5% OR GREATER STOCKHOLDERS
Mesirow Financial Investment     Class A Common Stock       358,125 (11)      9.0%        --         7.2%
Management
   350 North Clark Street
   Chicago, IL 60610
Dimensional Fund Advisors LP     Class A Common Stock       236,300 (12)      5.9%        --         4.7%
   1299 Ocean Ave., 11th Floor
   Santa Monica, CA 90401

----------
*    Less than 1%.

(1) In accordance with applicable rules under the Securities Exchange Act of 1934, as amended, the number of shares indicated as beneficially owned by a person includes shares of Class A Common Stock underlying options that are currently exercisable or will be exercisable within 60 days from March 14, 2007. Shares of Class A Common Stock underlying stock options that are currently exercisable or will be exercisable within 60 days from March 14, 2007, are deemed to be outstanding for purposes of computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated all shares are owned directly.

(2) Consists of (a) 235,695 shares of Class A Common Stock, (b) 29,830 shares of Class A Common Stock allocated to the account of Mr. Owens under our 401(k) plan and (c) 200 shares of Class A Common Stock held as custodian for Mr. Owens' minor children under the Uniform Gifts to Minors Act, as to which beneficial ownership is disclaimed.

(3) Consists of (a) 17,300 shares of Class A Common Stock, (b) 2,500 shares of Class A Common Stock held under the Christenberry, Collett & Company, Inc. 401(k) Plan, a unitized plan that has allocated approximately 25% of the Plan assets to Mr. Christenberry, as to which beneficial ownership of plan assets not allocated to Mr. Christenberry is disclaimed, and (c) options to purchase 10,000 shares of Class A Common Stock that are currently exercisable or will become exercisable within 60 days from March 14, 2007.

(4) Consists of options to purchase 6,000 shares of Class A Common Stock that are currently exercisable or will become exercisable within 60 days from March 14, 2007.

(5) Consists of (a) 8,000 shares of Class A Common Stock and (b) options to purchase 10,000 shares of Class A Common Stock that are currently exercisable or will become exercisable within 60 days from March 14, 2007.

(6) The Class B Common Stock is entitled to two votes per share so long as it is beneficially owned by Ms. Smith or certain members of her immediate family. As a result of this two-class structure, Ms. Smith beneficially owns shares of Class A and Class B Common Stock representing 51.7% of the voting power of all outstanding voting shares. Consists of (a) 858,832 shares of Class A Common Stock, (b) 1,000,000 shares of Class B Common Stock, (c) 190,000 shares of Class A Common Stock held in the name of Melissa Turner as voting trustee for the benefit of the Smith Family Limited Partnership, as to which beneficial ownership is disclaimed, (d) 35,024 shares of Class A Common Stock held a 401(k) Plan account and (e) options to purchase 6,000 shares of Class A Common Stock that are currently exercisable or will become exercisable within 60 days from March 14, 2007. Melissa Turner is the daughter of Ms. Smith.

(7) Consists of options to purchase 34,250 shares of Class A Common Stock that are currently exercisable or will become exercisable within 60 days from March 14, 2007.

(8) Consists of (a) 2,750 shares of Class A Common Stock and (b) options to purchase 19,850 shares of Class A Common Stock that are currently exercisable or will become exercisable within 60 days from March 14, 2007.

(9) Consists of options to purchase 20,000 shares of Class A Common Stock that are currently exercisable or will become exercisable within 60 days from March 14, 2007.

(10) Consists of (a) 1,380,131 shares of Class A Common Stock, (b) 1,000,000 shares of Class B Common Stock and (c) options to purchase 101,100 shares of Class A Common Stock that are currently exercisable or will become exercisable within 60 days from March 14, 2007.

(11) As reported on a Schedule 13G dated February 14, 2007. Mesirow Financial Investment Management is an investment adviser. Mesirow Financial Investment Management exercises sole dispositive power with respect to all the shares and sole voting power with respect to 83,468 of the shares.

(12) As reported on a Schedule 13G dated February 1, 2007. Dimensional Fund Advisors LP is an investment adviser. The amount reported represents shares of Class A Common Stock held in various advisory accounts. No advisory account has an interest relating to more than 5% of the outstanding shares of Class A Common Stock. Dimensional Fund Advisors LP exercises sole voting and dispositive power with respect to all the shares. Dimensional Fund Advisors, Inc. disclaims beneficial ownership of these securities.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2006 for our compensation plans under which securities may be issued:

                                 NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                                   ISSUED UPON EXERCISE OF      EXERCISE PRICE OF     REMAINING AVAILABLE FOR
                                    OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     FUTURE ISSUANCE UNDER
         PLAN CATEGORY               WARRANTS AND RIGHTS       WARRANTS AND RIGHTS   EQUITY COMPENSATION PLANS
         -------------           --------------------------   --------------------   -------------------------
Equity compensation plans
   approved by securityholders             197,850                    $5.02                   822,500
Equity compensation plans
   not approved by
   securityholders                              --                       --                        --
      Total                                197,850                    $5.02                   822,500

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITYHOLDERS

     On July 27, 2000, we made a one-time grant to each of our three non-employee directors of an option to purchase 4,000 shares of our Class A Common Stock. The exercise price was set at 85% of the closing price on the date of the grant ($2.60), and the options vested immediately. During 2004, one director's option to purchase 4,000 shares was forfeited due to his retirement. The remaining options were exercised in 2006. These grants were not subject to stockholder approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
     INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

     We had no related party transactions in 2006 required to be disclosed in this report.

     During our three most recently completed fiscal years, we have not had any related party transactions required to be disclosed by SEC regulations in our reports on Form 10-K. Although we rarely engage in significant related party transactions, we have an unwritten policy of reviewing financial transactions in which we are a participant and in which a related person has a direct or indirect interest in the transaction involving at least $120,000 in value. For purposes of this policy, related persons include all of our directors and executive officers, any nominee for director, any immediate family member of a director, nominee for director or executive officer of our company and any holder of more than 5% of either class of our common stock, or an immediate family member of such holder. Generally, the audit committee of our board of directors must approve any binding commitment with respect to our transactions with related persons. However, our board of directors may appoint a special committee to review a transaction covered by our related party transactions policy, provided that no member of the special committee has a direct or indirect interest in the transaction under review and the special committee includes at least one member of our board of directors. A transaction with a related person will only be approved by the audit committee or special committee if the reviewing committee determines that the transaction is beneficial to our company and the terms of the transaction are fair to us in light of all circumstances surrounding the transaction.

DIRECTOR INDEPENDENCE

We are subject to standards relating to corporate governance embodied in rules promulgated by the National Association of Securities Dealers, Inc. Our board of directors has reviewed business, employment, charitable, legal and familial relationships between us and each director to determine compliance with the NASD standard for independence and to evaluate whether there are any other facts or circumstances that might impair a director or nominee's independence. Based on that review, the board has determined that Terry G. Christenberry, Labh S. Hira, and Herbert D. Ihle are "independent" under NASD Rule 4200(a)(15) and have no relationships that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors. Mr. Owens is not independent under the NASD standard because of his employment as our Chief Executive Officer, President and Secretary. Ms. Smith is not independent because her husband, William G. Smith, was our former President, Chief Executive Officer and Secretary and Ms. Smith owns a majority of our outstanding shares of common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for 2005 and 2006, and fees for other services rendered by KPMG LLP relating to these fiscal years. KPMG LLP has served as our independent auditors or primary independent registered public accounting firm since December 1994.

           DESCRIPTION OF FEES               2006       2005
           -------------------             --------   --------
Audit Fees(1)                              $115,300   $115,300
Audit-Related Fees(2)                         8,500     11,730
                                           --------   --------
      Total Audit and Audit-Related Fees    123,800    127,030
Tax Fees:
   Tax Compliance Fees                           --         --
   Tax Consultation and Advice Fees(3)           --        575
                                           --------   --------
      Total Tax Fees                             --        575
All Other Fees                                   --         --
                                           --------   --------
      Total                                $123,800   $127,605
                                           ========   ========

----------
(1) Audit fees in 2005 and 2006 consisted of the annual audit and quarterly reviews of the Company's consolidated financial statements, statutory audit and assistance with and review of documents filed with the SEC.

(2) Audit-related fees in 2005 consisted of an employee benefit plan audit, assistance with the filing of a registration statement on Form S-8 and assistance in responding to a letter from the Securities and Exchange Commission. Audit-related fees in 2006 consisted of an employee benefit plan audit.

(3) Tax consultation and advice fees in 2005 consisted of corporate tax research.

APPROVAL OF PRIMARY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM SERVICES AND FEES

     Our audit committee maintains a policy pursuant to which it pre-approves all audit, audit-related, tax, and other permissible non-audit services provided by our primary independent registered public accounting firm in order to assure that the provision of such services is compatible with maintaining the primary independent registered public accounting firm's independence. Under this policy, the audit committee pre-approves, on an annual basis, specific types or categories of engagements constituting audit, audit-related, tax or other permissible non-audit services to be provided by the primary independent registered public accounting firm. Pre-approval of an engagement for a specific type or category of services generally is provided for up to one year and typically is subject to a budget comprised of a range of anticipated fee amounts for the engagement. Management and the primary independent registered public accounting firm are required to periodically report to the audit committee regarding the extent of services provided by the primary independent registered public accounting firm in accordance with the annual pre-approval, and the fees for the services performed to date. To the extent that management believes that a new service or the expansion of a current service provided by the primary independent registered public accounting firm is necessary or desirable, the new or expanded services are presented to the audit committee for its review and approval prior to the engagement of the primary independent registered public accounting firm to render the services. No audit-related, tax, or other non-audit services were approved by the audit committee pursuant to the de minimus exception to the pre-approval requirement under Rule 2-01(c)(7)(i)(C) of Regulation S-X during 2006.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)  1.   FINANCIAL STATEMENTS.

     Our audited financial statements are set forth at the following pages of this report:

Independent Auditors' Report..........................................   Page 43
Consolidated Balance Sheets...........................................   Page 44
Consolidated Statements of Operations.................................   Page 46
Consolidated Statements of  Stockholders' Equity......................   Page 47
Consolidated Statements of Cash Flows.................................   Page 48
Notes to Consolidated Financial Statements............................   Page 49

     2.   FINANCIAL STATEMENT SCHEDULES.

     Financial statement schedules are not required because all required information is included in the financial statements or is immaterial.

(B)  EXHIBITS

EXHIBIT
 NUMBER                                   EXHIBIT
-------                                   -------
2.1       Agreement and Plan of Merger, dated as of March 22, 2007, among
          Smithway Motor Xpress Corp., Western Express, Inc., and Western
          Express Acquisition Corporation (1)

3.1       Articles of Incorporation (2)

3.2       Amended and Restated Bylaws (as in effect on March 5, 2004) (3)

10.1      401(k) Plan adopted August 14, 1992, as amended (4) +

10.2 Form of Outside Director Stock Option Agreement dated July 27, 2000, between Smithway Motor Xpress Corp. and each of Terry G. Christenberry and Herbert D. Ihle (5) +

10.3      New Employee Incentive Stock Plan, adopted August 6, 2001 (6) +

10.4      Amended and Restated Loan and Security Agreement dated December 30,
          2005, by and among Smithway Motor Xpress, Inc., East West Motor
          Xpress, Inc. and LaSalle Bank National Association (7)

10.5      Master Lease Agreement dated August 6, 2004 between LaSalle National
          Leasing Corporation, as Lessor, and Smithway Motor Xpress Corp. and
          Smithway Motor Xpress, Inc., as Lessee (8)

10.6      Form of Stock Option Agreement for New Employee Incentive Stock Plan
          (9) +

10.7      Smithway Motor Xpress Corp. 2005 Omnibus Stock Plan (10)

10.8      Form of Incentive Stock Option Agreement under Smithway Motor Xpress
          Corp. 2005 Omnibus Stock Plan (11)

10.9      Form of Non-Statutory Stock Option Agreement (Employee) under Smithway
          Motor Xpress Corp. 2005 Omnibus Stock Plan (12)

10.10     Form of Non-Statutory Stock Option Agreement (Director) under Smithway
          Motor Xpress Corp. 2005 Omnibus Stock Plan (13)

10.11     Form of Change-in-Control Agreement with G. Larry Owens, Douglas C.
          Sandvig and Chad A. Johnson (14) +

10.12     Description of Bonus Program (15) +

EXHIBIT
 NUMBER                                   EXHIBIT
-------                                   -------
14        Code of Ethics (16)

21        List of Subsidiaries (17)

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

*    Filed herewith.

(1) Incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K dated March 22, 2007. Commission File No. 000-20793, filed March 23, 2007.

(2) Incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996.

(3) Incorporated by reference to exhibit 3.2 to our Annual report on Form 10-K for the fiscal year ended December 31, 2003. Commission File No. 000-20793, dated March 30, 2004.

(4) Incorporated by reference to exhibit 10.3 to our Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996.

(5) Incorporated by reference to exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended September 30, 2000. Commission File No. 000-20793, dated November 3, 2000.

(6) Incorporated by reference to exhibit 10.10 to our Annual report on Form 10-K for the fiscal year ended December 31, 2001. Commission File No. 000-20793, dated March 28, 2002.

(7) Incorporated by reference to exhibit 10 to our Current Report on Form 8-K dated December 30, 2005. Commission File No. 000-20793, filed January 4, 2006.

(8) Incorporated by reference to exhibit 10.22 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004. Commission File No. 000-20793, filed November 12, 2004.

(9) Incorporated by reference to exhibit 10.25 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004. Commission File No. 000-20793, filed November 12, 2004.

(10) Incorporated by reference to annex A to our definitive proxy statement for our 2005 annual meeting of stockholders. Commission File No. 000-20793, filed April 15, 2005.

(11) Incorporated by reference to exhibit 10.2 to our Registration Statement on Form S-8, Registration No. 333-126026, effective June 22, 2005.

(12) Incorporated by reference to exhibit 10.3 to our Registration Statement on Form S-8, Registration No. 333-126026, effective June 22, 2005.

(13) Incorporated by reference to exhibit 10.4 to our Registration Statement on Form S-8, Registration No. 333-126026, effective June 22, 2005.

(14) Incorporated by reference to exhibit 10 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005. Commission File No. 000-20793, filed May 11, 2005.

(15) Incorporated by reference to the description of this program included in
     Item 1.01 of our Current Report on Form 8-K dated February 10, 2006. Commission File No. 000-20793, filed February 21, 2006.

(16) Incorporated by reference to exhibit 14 to our Annual report on Form 10-K for the fiscal year ended December 31, 2003. Commission File No. 000-20793, dated March 30, 2004.

(17) Incorporated by reference to exhibit 21 to our Annual report on Form 10-K for the fiscal year ended December 31, 1999. Commission File No. 000-20793, dated March 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SMITHWAY MOTOR XPRESS CORP.


Date: April 2, 2007                     By: /s/ Douglas C. Sandvig
                                            ------------------------------------
                                            Douglas C. Sandvig
                                            Senior Vice President, Chief
                                            Financial Officer, and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Position                     Date
---------                                      --------                     ----


/s/ G. Larry Owens               President, Chief Executive Officer,   April 2, 2007
------------------------------   and Secretary; Director
G. Larry Owens                   (principal executive officer)


/s/ Douglas C. Sandvig           Senior Vice President, Chief          April 2, 2007
-----------------------------    Financial Officer, and Treasurer
Douglas C. Sandvig               (principal financial officer and
                                 principal accounting officer)


/s/ *                            Director                              April 2, 2007
------------------------------
Herbert D. Ihle


/s/ *                            Director                              April 2, 2007
------------------------------
Labh S. Hira


/s/ *                            Director                              April 2, 2007
------------------------------
Terry G. Christenberry


/s/ *                            Director                              April 2, 2007
------------------------------
Marlys L. Smith

* Douglas C. Sandvig, by signing his name hereto, does hereby sign this document on behalf of each of the above-named officers and/or directors of the registrant pursuant to powers of attorney duly executed by such persons.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Smithway Motor Xpress Corp.:

We have audited the accompanying consolidated balance sheets of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smithway Motor Xpress Corp. and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Shared-Based Payment, on January 1, 2006.


                                        /s/ KPMG LLP

Des Moines, Iowa
March 29, 2007

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                     DECEMBER 31,
                                                 -------------------
                                                   2005       2006
                                                 --------   --------
                    ASSETS

Current assets:
   Cash and cash equivalents .................   $    168   $  2,020
Receivables:
      Trade (note 4) .........................     19,209     15,916
      Other ..................................        611        866
      Recoverable income taxes ...............         --      1,025
Inventories ..................................        938      1,158
Deposits, primarily with insurers (note 10)...        976        975
Prepaid expenses .............................      1,597      2,474
Deferred income taxes (note 5) ...............      1,714      2,242
                                                 --------   --------
         Total current assets ................     25,213     26,676
                                                 --------   --------
Property and equipment (note 4):
   Land ......................................      1,137      1,137
   Buildings and improvements ................      7,052      7,144
   Tractors ..................................     72,354     74,036
   Trailers ..................................     36,260     38,724
   Other equipment ...........................      4,323      4,673
                                                 --------   --------
                                                  121,126    125,714
   Less accumulated depreciation .............     59,704     52,880
                                                 --------   --------
      Net property and equipment .............     61,422     72,834
                                                 --------   --------
Goodwill (note 2) ............................      1,745      1,745
Other assets .................................        312        310
                                                 --------   --------
                                                 $ 88,692   $101,565
                                                 ========   ========

          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                                                      DECEMBER 31,
                                                                                   ------------------
                                                                                     2005      2006
                                                                                   -------   --------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (note 4) ...............................   $ 8,363   $ 10,479
   Accounts payable ............................................................     7,401      6,436
   Accrued loss reserves (note 10) .............................................     3,024      4,960
   Accrued compensation ........................................................     2,463      2,274
   Other accrued expenses ......................................................       493        538
   Income tax payable ..........................................................       313         --
                                                                                   -------   --------
         Total current liabilities .............................................    22,057     24,687
Long-term debt, less current maturities (note 4) ...............................    24,425     28,006
Line of credit (note 4) ........................................................       760         --
Accrued loss reserves, less current portion (note 10) ..........................     3,657      3,952
Deferred income taxes (note 5) .................................................    10,315     13,001
                                                                                   -------   --------
         Total liabilities .....................................................    61,214     69,646
                                                                                   -------   --------
Stockholders' equity (notes 6 and 7):
   Preferred stock (.01 par value; authorized 5 million shares; issued none) ...        --         --
   Common stock:
      Class A (.01 par value; authorized 20 million shares;
         issued 2005 and 2006 - 4,035,989 shares) ..............................        40         40
      Class B (.01 par value; authorized 5 million shares;
         issued 2005 and 2006 - 1 million shares) ..............................        10         10
   Additional paid-in capital ..................................................    11,511     11,627
   Retained earnings ...........................................................    16,058     20,340
   Reacquired shares, at cost (2005 - 64,365 shares; 2006 - 44,865 shares) .....      (141)       (98)
                                                                                   -------   --------
         Total stockholders' equity ............................................    27,478     31,919
Commitments (note 10)
                                                                                   -------   --------
                                                                                   $88,692   $101,565
                                                                                   =======   ========

          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2004       2005       2006
                                                 --------   --------   --------
Operating revenue:
   Freight ...................................   $188,190   $218,850   $226,762
   Other .....................................        811      1,536      2,000
                                                 --------   --------   --------
         Operating revenue ...................    189,001    220,386    228,762
                                                 --------   --------   --------
Operating expenses:
   Purchased transportation ..................     61,638     76,403     80,052
   Compensation and employee benefits ........     54,468     56,314     56,423
   Fuel, supplies, and maintenance ...........     38,427     49,957     53,129
   Insurance and claims ......................      5,636      6,708      5,724
   Uninsured loss ............................         --         --      1,529
   Taxes and licenses ........................      3,653      3,599      3,839
   General and administrative ................      6,929      7,752      7,804
   Communications and utilities ..............      1,274      1,189      1,180
   Gain on disposal of assets ................       (470)    (2,245)    (2,794)
   Depreciation and amortization .............     12,810     11,017     12,355
                                                 --------   --------   --------
      Total operating expenses ...............    184,365    210,694    219,241
                                                 --------   --------   --------
      Earnings from operations ...............      4,636      9,692      9,521
Financial (expense) income
   Interest expense ..........................     (1,563)    (1,826)    (2,316)
   Interest income ...........................         54        124        183
   Other income ..............................        727         --         --
                                                 --------   --------   --------
      Earnings before income taxes ...........      3,854      7,990      7,388
Income tax expense (note 5) ..................      1,613      3,749      3,106
                                                 --------   --------   --------
      Net earnings ...........................   $  2,241   $  4,241   $  4,282
                                                 ========   ========   ========
Basic earnings per share (note 8) ............   $   0.46   $   0.86   $   0.86
                                                 ========   ========   ========
Diluted earnings per share (note 8) ..........   $   0.45   $   0.84   $   0.84
                                                 ========   ========   ========

          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2004, 2005, and 2006
                             (Dollars in thousands)

                                                      Additional                               Total
                                             Common     paid-in    Retained   Reacquired   stockholders'
                                              stock     capital    earnings     shares         Equity
                                             ------   ----------   --------   ----------   -------------
Balance at December 31, 2003 .............     $50      $11,393     $ 9,576     $(414)        $20,605
Net earnings .............................      --           --       2,241        --           2,241
Treasury stock reissued (53,800 shares) ..      --           45          --       118             163
                                               ---      -------     -------     -----         -------
Balance at December 31, 2004 .............      50       11,438      11,817      (296)         23,009
Net earnings .............................      --           --       4,241        --           4,241
Treasury stock reissued (71,003 shares) ..      --           73          --       155             228
                                               ---      -------     -------     -----         -------
Balance at December 31, 2005 .............      50       11,511      16,058      (141)         27,478
Net earnings .............................      --           --       4,282        --           4,282
Treasury stock reissued (19,500 shares) ..      --           51          --        43              94
Share based compensation expense .........      --           65          --        --              65
                                               ---      -------     -------     -----         -------
Balance at December 31, 2006 .............     $50      $11,627     $20,340     $ (98)        $31,919
                                               ===      =======     =======     =====         =======

          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                   YEARS ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  2004       2005       2006
                                                                --------   --------   --------
Cash flows from operating activities:
   Net earnings .............................................   $  2,241   $  4,241   $  4,282
                                                                --------   --------   --------
   Adjustments to reconcile net earnings to cash provided
      by operating activities:
      Depreciation and amortization .........................     12,810     11,017     12,355
      Gain on Disposal of assets ............................       (470)    (2,245)    (2,794)
      Deferred income tax expense ...........................      1,271        632      2,158
      Change in:
         Receivables ........................................     (2,061)    (3,044)     3,038
         Inventories ........................................        (66)        10       (220)
         Deposits, primarily with insurers ..................          9        (40)         1
         Prepaid expenses ...................................        564        (53)       (79)
         Accounts payable and other accrued liabilities .....      2,472      2,095       (216)
                                                                --------   --------   --------
            Net cash provided by operating activities .......     16,770     12,613     18,525
                                                                --------   --------   --------
Cash flows from investing activities:
   Purchase of property and equipment .......................     (2,063)   (10,367)    (7,811)
   Proceeds from sale of property and equipment .............      4,051      8,750      2,979
   Other ....................................................        (37)        23          2
                                                                --------   --------   --------
         Net cash provided by (used in) investing activities       1,951     (1,594)    (4,830)
                                                                --------   --------   --------
Cash flows from financing activities:
   Net borrowings (repayment) on line of credit .............       (426)       760       (760)
   Principal payments on long-term debt .....................    (13,087)   (16,893)   (11,242)
   Change in checks issued in excess of cash balances .......       (672)        --         --
   Treasury stock reissued ..................................        163        221         94
   Other ....................................................         --          8         65
                                                                --------   --------   --------
         Net cash used in financing activities ..............    (14,022)   (15,905)   (11,843)
                                                                --------   --------   --------
         Net increase (decrease) in cash and cash equivalents      4,699     (4,886)     1,852
Cash and cash equivalents at beginning of year ..............        355      5,054        168
                                                                --------   --------   --------
Cash and cash equivalents at end of year ....................   $  5,054   $    168   $  2,020
                                                                ========   ========   ========
Supplemental disclosure of cash flow information:
   Cash paid during year for:
         Interest ...........................................   $  1,589   $  1,811   $  2,294
         Income taxes .......................................        263      2,798      2,239
                                                                ========   ========   ========
Supplemental schedules of noncash investing and financing
   activities:
   Notes payable issued for tractors and trailers ...........   $  9,205   $ 19,302   $ 16,141
   Fair market value of revenue equipment traded ............      1,179      1,356      5,353
   Notes payable issued for excess insurance premiums .......         --      1,071        798
                                                                ========   ========   ========

          See accompanying notes to consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             (Dollars in thousands, except share and per share data)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

     Smithway Motor Xpress Corp. and subsidiaries (the "Company", "we", "us", or "our") is a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily in flatbed operations. We generally operate over short-to-medium traffic routes, serving shippers located predominantly in the central United States. We also operate in the southern provinces of Canada. Canadian revenues, based on miles driven, were approximately $211, $385, and $495 for the years ended December 31, 2004, 2005, and 2006, respectively. The consolidated financial statements include the accounts of Smithway Motor Xpress Corp. and its three wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Customers

     We serve a diverse base of shippers. No single customer accounted for more than 10% of our total operating revenues during any of the years ended December 31, 2004, 2005, and 2006. Our 10 largest customers accounted for approximately 31%, 25%, and 36% of our total operating revenues during 2004, 2005, and 2006, respectively. Our largest concentration of customers is in the steel and building materials industries, which together accounted for approximately 48%, 49%, and 46% of our total operating revenues in 2004, 2005, and 2006, respectively.

Use of Estimates

     We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period, to prepare these financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates.

Cash and Cash Equivalents

     We consider interest-bearing instruments with maturity of three months or less at the date of purchase to be the equivalent of cash. We did not hold any cash equivalents as of December 31, 2005 or 2006.

Receivables

     Trade receivables are stated net of an allowance for doubtful accounts of $363 and $262 at December 31, 2005 and 2006, respectively. We monitor and check the financial status of customers when granting credit. We routinely have significant dollar transactions with certain customers, however at December 31, 2005 and 2006, no individual customer accounted for more than 10% of total trade receivables.

Inventories

     Inventories consist of tractor and trailer supplies and parts which are expensed when they are put in service. Inventories are stated at lower of cost (first-in, first-out method) or market.

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

     Rent charged to expense on the above leases, expired leases, and short-term rentals was $687 in 2004; $2,071 in 2005; and $2,090 in 2006. We currently lease 116 tractors under operating leases which began during 2004. These leases increase equipment rent expense, a component of purchased transportation expense.

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

Litigation Contingencies

     In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," we record an accrual for losses related to litigation at such time an unfavorable outcome becomes probable and the amount can be reasonably estimated. In addition, it is our policy to include legal costs that we expect to incur in connection with a loss contingency as part of the loss contingency charge. See Note 10 "Commitments and Contingent Liabilities" of the Notes to the Consolidated Financial Statements for additional discussion of our loss contingencies.

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

Stock Option Plans

     As of December 31, 2006, we have two stock-based employee compensation plans, which are described more fully in Note 7. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment" ("No. 123R"), using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under for either recognition or pro forma disclosures.

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

Net Earnings Per Common Share

     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the years. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees as potential common shares. For the years ended December 31, 2004, 2005 and 2006, respectively, 100,999; 115,927 and 99,727 potential common shares were included in the calculation of diluted net earnings per common share. The dilutive effect of stock options excludes 59,000, 55,000 and 42,000 shares for 2004, 2005 and 2006, respectively, as the exercise prices of the underlying options were out of the money and the effect was anti-dilutive. Stock options outstanding at December 31, 2004, 2005 and 2006 totaled 253,850; 205,350 and 197,850, respectively.

Reclassifications

     Certain prior years' balances have been reclassified to conform to the 2006 presentation.

NOTE 2: GOODWILL

     SFAS 142, "Goodwill and Other Intangible Assets," requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. Goodwill is tested for impairment at least annually under SFAS 142. At December 31, 2003, we received an independent appraisal on goodwill and the analysis indicated no further impairment. At December 31, 2004, 2005 and 2006 we updated our impairment analysis as required under SFAS 142 using internal calculations similar to those used in the previous independent appraisal. The analysis indicated no further impairment.

NOTE 3: FINANCIAL INSTRUMENTS

     SFAS 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2006, the carrying amounts of cash and cash equivalents, trade receivables, other receivables, accounts payable, and accrued liabilities, approximate fair value because of the short maturity of those instruments. The fair value of our long-term debt, including current maturities, was $33,413 and $38,426 at December 31, 2005 and 2006, respectively, based upon estimated market rates.

NOTE 4: LONG-TERM DEBT

     We have a financing arrangement with LaSalle Bank, which expires on October 31, 2010, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle Bank may terminate the arrangement prior to October 31, 2010, in the event of default, and may terminate at the end of any renewal terms. During 2005, the arrangement was amended to decrease the interest rate and to voluntarily reduce the maximum borrowing limit to $15,000.

     The agreement provides for a revolving line of credit which allows for borrowings up to 85% of eligible receivables. At December 31, 2006 there were no borrowings under the revolving line.

     The financing arrangement also includes financing for letters of credit. At December 31, 2006, we had outstanding letters of credit totaling $8,425 for self-insured amounts under our insurance programs. (See note 10). We are required to pay an annual fee of 1.25% of the outstanding letters of credit. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement discussed above. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity.

     At December 31, 2006, our borrowing limit under the financing arrangement was $13,396, leaving $4,970 in remaining availability at such date.

     The LaSalle Bank financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, debt to EBITDAR (as defined under the agreement), and a fixed charge coverage ratio. We were in compliance with these requirements at December 31, 2006.

     The weighted average interest rates on debt outstanding at December 31, 2005 and 2006 were approximately 6.11% and 6.48%, respectively. The interest rate on outstanding borrowings under the arrangement is equal to a spread on LaSalle Bank's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to EBITDAR, as defined under the agreement. In connection with a December 2005 amendment to the LaSalle Bank agreement, the interest rate spreads on outstanding borrowings under the arrangement were decreased and our effective rate decreased from LaSalle Bank's prime rate plus 0.25% to the prime rate minus 0.75%. As of December 31, 2006, we pay a facility fee on the financing arrangement of 0.20% of the unused loan limit. Borrowings under the agreement are secured by accounts receivable.

     Long-term debt also includes equipment notes with balances of $32,789 and $38,485 at December 31, 2005 and 2006, respectively. Interest rates on the equipment notes range from 5.69% to 8.10% with maturities through 2011. The equipment notes are collateralized by the underlying equipment, and some contain a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement for December 31, 2006.

     If we fail to maintain compliance with financial covenants in our borrowing obligations, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

     Future maturities on long-term debt at December 31, 2006 are as follows:
2007, $10,479; 2008, $9,372; 2009, $9,883; 2010, $6,762; 2011, $1,989;
thereafter, $0.

NOTE 5: INCOME TAXES

     Income taxes consisted of the following components for the three years ended December 31:

                     2004                       2005                       2006
           ------------------------   ------------------------   ------------------------
           Federal   State   Total    Federal   State    Total   Federal   State    Total
           -------   -----   ------   -------   -----   ------   -------   -----   ------
Current     $  265    $ 77   $  342    $2,755    $362   $3,117    $  803    $145   $  948
Deferred     1,192      79    1,271       121     511      632     2,007     151    2,158
            ------    ----   ------    ------    ----   ------    ------    ----   ------
            $1,457    $156   $1,613    $2,876    $873   $3,749    $2,810    $296   $3,106
            ======    ====   ======    ======    ====   ======    ======    ====   ======

     Total income tax expense differs from the amount of income tax expense computed by applying the normal United States federal income tax rate of 34% to earnings before income tax expense. The reasons for such differences are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                        2004     2005     2006
                                                       ------   ------   ------
Computed "expected" income tax expense                 $1,311   $2,716   $2,512
State income tax expense, net of federal taxes            103      576      195
Permanent differences:
   Nondeductible driver per diem and travel expenses      456      453      371
   Nontaxable life insurance proceeds                    (247)      --       --
   Other                                                  (10)       4       28
                                                       ------   ------   ------
                                                       $1,613   $3,749   $3,106
                                                       ======   ======   ======

     Temporary differences between the financial statement basis of assets and liabilities and the related deferred tax assets and liabilities at December 31, 2005 and 2006, were as follows:

                                                          2005       2006
                                                        --------   --------
Deferred tax assets attributable to:
   Net operating loss carryforwards                     $     76   $     58
   Alternative minimum tax (AMT) credit carryforwards         18        320
   Accrued expenses                                        3,133      3,744
   Goodwill                                                  577        495
   Other items                                                --         21
                                                        --------   --------
      Total gross deferred tax assets                      3,804      4,638
                                                        --------   --------
Deferred tax liabilities attributable to:
   Property and equipment                                (12,405)   (15,397)
                                                        --------   --------
      Net deferred tax liabilities                      $ (8,601)  $(10,759)
                                                        ========   ========

     At December 31, 2006, we have net operating loss carryforwards for state income tax purposes of approximately $87 which are available to offset future state taxable income. These net operating losses expire during the years 2019 through 2022. We also have federal and state AMT credit carryforwards which are available indefinitely to reduce future income tax liabilities to the extent they exceed state AMT liabilities.

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

     Options granted under these plans vest in installments from 12 to 60 months after the date of grant. The options are exercisable over a period not to exceed ten years from the date of grant. At December 31, 2006, 822,500 shares were available for granting additional awards under these plans.

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("No. 123R"), using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. Stock-based employee compensation expense for the year ended December 31, 2006 was $65 and is included as an expense within the consolidated statements of operations, giving rise to a related tax benefit of $19. As of December 31, 2006, the total compensation cost related to non-vested option awards not yet recognized was $63 and the weighted-average period over which it is expected to be recognized was one year. There was no cumulative effect of initially adopting SFAS No. 123R.

     The following table summarizes stock option activity for the year ended December 31, 2006:

                                                                WEIGHTED
                                                   WEIGHTED      AVERAGE
                                                    AVERAGE     REMAINING    AGGREGATE
                                       NUMBER OF   EXERCISE    CONTRACTUAL   INTRINSIC
                                        OPTIONS      PRICE    TERM (YEARS)     VALUE
                                       ---------   --------   ------------   ---------
Outstanding at beginning of period      205,350     $ 4.38
   Options granted                       12,000      11.42
   Options exercised                    (19,500)      2.24
   Options forfeited                         --
   Options expired                           --
                                        -------     ------        ----          ----
Outstanding at end of period            197,850     $ 5.02        4.04          $985
                                        =======     ======        ====          ====
Options exercisable at end of period    161,850     $ 4.81        3.62          $840

     The following table summarizes options that were granted during the years ended December 31, 2004, 2005 and 2006 and the assumptions used to estimate the fair value of those stock options using a Black-Scholes valuation model:

                                                    2004      2005      2006
                                                   ------   -------   -------
Number of options granted                           2,000    25,500    12,000
Risk-free interest rate                              3.23%     3.71%     5.05%
Expected dividend yield                                 0%        0%        0%
Expected volatility                                    69%       69%       66%
Expected term (in years)                              3.0       3.7       3.0
Weighted-average grant-date fair value per share   $ 1.43   $  2.85   $  5.45

     The risk-free interest rate assumptions were based upon the yield of a US Treasury interest only strip with a maturity date corresponding to the estimated term of the option. The expected volatility was based on historical bi-monthly price changes of our stock since December 2003. The estimated term was the average number of years that we estimate the options will be outstanding.

     The following table summarizes options that were exercised during the years ended December 31, 2004, 2005 and 2006.

                                                  2004      2005      2006
                                                -------   -------   -------
Number of options exercised                      53,800    70,000    19,500
Cash received from exercise of stock  options   $   110   $   189   $    44
Total intrinsic value of options exercised          262       343       145
Tax benefits realized from exercised options         52        26        51

     Although we do not have a formal policy for issuing shares upon exercise of stock options, these shares are generally issued from treasury stock. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock option exercises during 2007.

     In periods prior to January 1, 2006, we accounted for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost was reflected in our statements of operations, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of the grant.

     The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting periods.

                                                       2004     2005
                                                      ------   ------
Net earnings, as reported                             $2,241   $4,241
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects            (14)     (19)
                                                      ------   ------
Pro forma net earnings                                $2,227   $4,222
                                                      ======   ======
Basic earnings per share   - as reported              $ 0.46   $ 0.86
                           - pro forma                $ 0.46   $ 0.86
Diluted earnings per share - as reported              $ 0.45   $ 0.84
                           - pro forma                $ 0.45   $ 0.84

NOTE 8: EARNINGS PER SHARE

     A summary of the basic and diluted earnings per share computations is presented below:

YEARS ENDED DECEMBER 31                             2004         2005         2006
-----------------------                          ----------   ----------   ----------
Net earnings applicable to common stockholders   $    2,241   $    4,241   $    4,282
                                                 ----------   ----------   ----------
Basic weighted-average shares outstanding         4,850,935    4,931,446    4,982,288
   Effect of dilutive stock options                 100,999      115,927       99,727
                                                 ----------   ----------   ----------
Diluted weighted-average shares outstanding       4,951,934    5,047,373    5,082,015
                                                 ==========   ==========   ==========
Basic earnings per share                         $     0.46   $     0.86   $     0.86
Diluted earnings per share                       $     0.45   $     0.84   $     0.84
                                                 ----------   ----------   ----------

NOTE 9: EMPLOYEES' PROFIT SHARING AND SAVINGS PLAN

     We have an Employees' Profit Sharing and Savings Plan, which is a qualified plan under the provisions of Sections 401(a) and 501(a) of the Internal Revenue Code. Eligible employees are allowed to contribute up to a maximum of 15% of pre-tax compensation into the plan. Employers may make savings, matching, and discretionary contributions, subject to certain restrictions. During the years ended December 31, 2004, 2005 and 2006 we accrued $211, $269 and $222 for employer contributions which were made to the plan in the subsequent year. The plan owns 317,481 shares of the Company's Class A common stock at December 31, 2006.

NOTE 10: COMMITMENTS AND CONTINGENT LIABILITIES

     During the years ended December 31, 2004, 2005 and 2006, our insurance policies for auto liability, physical damage, cargo losses, and workers' compensation involved a deductible of $250 per incident. From July 2003 through January 2005 we had no insurance coverage for losses over our $2.0 million of primary coverage. We reinstated excess coverage on February 1, 2005 which covers losses above our primary policy limit of $2.0 million up to $5.0 million. At December 31, 2005 and 2006, we had $6,681 and $7,457, respectively, accrued for our estimated liability for the retained portion of incurred losses related to these policies.

     The insurance companies require us to provide letters of credit to provide funds for payment of the deductible amounts. At December 31, 2005 and 2006, we had $7,634 and $8,425 letters of credit issued under the financing arrangement described in note 4. In addition, funds totaling $887 were held by the insurance companies as deposits at December 31, 2005 and 2006.

     Our obligations under non-cancelable operating lease agreements are as follows: 2007, $1,971; 2008, $1,628; 2009, $39; 2010, $39; 2011, $10; thereafter
$0. These obligations exclude potential Terminal Remainder Adjustment Clause
(TRAC) payments or refunds on 116 tractors amounting to 40% of the original purchase price due at the end of the original 48-month term of the lease. After 48 months we expect the residual value of the tractors to be greater than 40% of the original cost, allowing us to return the tractors without a TRAC payment. If the residual value of the tractors falls below 13% of the original cost, the maximum TRAC payment would be $2.6 million.

     We are committed to purchase $11.6 million of property and equipment during 2007.

     Our health insurance program is provided as an employee benefit for all eligible employees and contractors. The plan is self funded for losses up to $125 per covered member. At December 31, 2005 and 2006, we had approximately $1,183 and $1,038, respectively, accrued for our estimated liability related to these claims.

     In March 2007, we settled a lawsuit related to a traffic accident that occurred in a prior year resulting in an uninsured loss of $1.25 million. Legal fees of $279,000 related to the case were also accrued in accordance with our policy.

     We are involved in certain legal actions and proceedings arising from the normal course of operations. We believe that liability, if any, arising from such legal actions and proceedings will not have a materially adverse effect on our results of operations or financial position or cash flows.

NOTE 11: TRANSACTIONS WITH RELATED PARTIES

     During the years ended December 31, 2004, 2005 and 2006, there were no material transactions with related parties.

NOTE 12: QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the Company for 2005 and 2006 is as follows:

                                    MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31(1)
                                    --------   -------   ------------   --------------
2005
Operating revenue                    $49,724   $55,356      $57,307         $57,999
Earnings from operations               1,326     2,726        3,297           2,343
Net earnings                             503     1,355        1,628             755
Basic earnings per share             $  0.10   $  0.27      $  0.33         $  0.15
Diluted earnings per share           $  0.10   $  0.27      $  0.32         $  0.15

2006
Operating revenue                    $57,689   $60,881      $58,999         $51,193
Earnings from operations               2,350     3,277        3,571             323
Net earnings (loss)                    1,043     1,559        1,722             (42)
Basic earnings (loss) per share      $  0.21   $  0.31      $  0.35         $ (0.01)
Diluted earnings (loss) per share    $  0.21   $  0.31      $  0.34         $ (0.01)

----------
(1) During the quarter ended December 31, 2006, the Company incurred an uninsured loss of $1,529, including related legal fees, in connection with the settlement of litigation.

     As a result of rounding, the total of the four quarters may not equal the results for the year.

NOTE 13: SUBSEQUENT EVENT

     On March 22, 2007, the Company, Western Express, Inc., a Tennessee corporation ("Western"), and Western Express Acquisition Corporation, a Nevada corporation ("Acquisition Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of Acquisition Sub with and into the Company with the Company surviving as a wholly-owned subsidiary of Western (the "Merger"). Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company's common stock will be converted into and represent the right to receive $10.63 in cash. The Merger Agreement has been approved by the Company's Board of Directors and Western's Board of Directors. The transactions contemplated by the Merger Agreement are subject to the approval of the Company's stockholders and other customary closing conditions and are expected to close in the summer of 2007.

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                     EXHIBIT                          FILING STATUS
-------   ------------------------------------------   -------------------------
   2.1    Agreement and Plan of Merger, dated as of    Incorporated by Reference
          March 22, 2007, among Smithway Motor
          Xpress Corp., Western Express, Inc., and
          Western Express Acquisition Corporation

   3.1    Articles of Incorporation                    Incorporated by Reference

   3.2    Amended and Restated Bylaws (as in effect    Incorporated by Reference
          on March 5, 2004)

  10.1    401(k) Plan adopted August 14, 1992, as      Incorporated by Reference
          amended

  10.2    Form of Outside Director Stock Option        Incorporated by Reference
          Agreement dated July 27, 2000, between
          Smithway Motor Xpress Corp. and each of
          Terry G. Christenberry and Herbert D. Ihle

  10.3    New Employee Incentive Stock Plan, adopted   Incorporated by Reference
          August 6, 2001

  10.4    Amended and Restated Loan and Security       Incorporated by Reference
          Agreement dated December 30, 2005, by and
          among Smithway Motor Xpress, Inc., East
          West Motor Xpress, Inc. and LaSalle Bank
          National Association

  10.5    Master Lease Agreement dated August 6,       Incorporated by Reference
          2004 between LaSalle National Leasing
          Corporation, as Lessor, and Smithway Motor
          Xpress Corp. and Smithway Motor Xpress,
          Inc., as Lessee

  10.6    Form of Stock Option Agreement for New       Incorporated by Reference
          Employee Incentive Stock Plan

  10.7    Smithway Motor Xpress Corp. 2005 Omnibus     Incorporated by Reference
          Stock Plan

  10.8    Form of Incentive Stock Option Agreement     Incorporated by Reference
          under Smithway Motor Xpress Corp. 2005
          Omnibus Stock Plan

  10.9    Form of Non-Statutory Stock Option           Incorporated by Reference
          Agreement (Employee) under Smithway Motor
          Xpress Corp. 2005 Omnibus Stock Plan

 10.10    Form of Non-Statutory Stock Option           Incorporated by Reference
          Agreement (Director) under Smithway Motor
          Xpress Corp. 2005 Omnibus Stock Plan

 10.11    Form of Change-in-Control Agreement with     Incorporated by Reference
          G. Larry Owens, Douglas C. Sandvig and
          Chad A. Johnson

 10.12    Description of Bonus Program                 Incorporated by Reference

    14    Code of Ethics                               Incorporated by Reference

    21    List of Subsidiaries                         Incorporated by Reference

    23    Consent of KPMG LLP, independent             Filed Herewith
          registered public accounting firm

    24    Powers of Attorney                           Filed Herewith

  31.1    Certification pursuant to Item 601(b)(31)    Filed Herewith
          of Regulation S-K, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of
          2002, by G. Larry Owens, the Company's
          principal executive officer

  31.2    Certification pursuant to Item 601(b)(31)    Filed Herewith
          of Regulation S-K, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of
          2002, by Douglas C. Sandvig, the Company's
          principal financial officer

  32.1    Certification pursuant to 18 U.S.C.          Filed Herewith
          Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of
          2002, by G. Larry Owens, the Company's
          principal executive officer

  32.2    Certification pursuant to 18 U.S.C.          Filed Herewith
          Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of
          2002, by Douglas C. Sandvig, the Company's
          principal financial officer