Form 10-Q
period 2007-03-31
SMITHWAY MOTOR XPRESS CORP
filed 2007-05-15
CIK 941914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 4, 2007, the registrant had 3,993,124 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
                                     PART I
                              FINANCIAL INFORMATION

Item 1  Financial Statements...........................................      3
        Condensed Consolidated Balance Sheets as of December 31, 2006
           and March 31, 2007 (unaudited)..............................      3
        Condensed Consolidated Statements of Operations for the three
           months ended March 31, 2006 and 2007 (unaudited)............      5
        Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 2006 and 2007 (unaudited)............      6
        Notes to Condensed Consolidated Financial Statements
           (unaudited).................................................      7
Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     10
Item 3  Quantitative and Qualitative Disclosures About Market Risk.....     17
Item 4  Controls and Procedures........................................     17

                                     PART II
                                OTHER INFORMATION

Item 1  Legal Proceedings..............................................     18
Item 1A Risk Factors...................................................     18
Item 2  Unregistered Sales of Equity Securities and Use of Proceeds....     18
Item 3  Defaults Upon Senior Securities................................     18
Item 4  Submission of Matters to a Vote of Security Holders............     18
Item 5  Other Information..............................................     18
Item 6  Exhibits.......................................................     18
Signatures.............................................................     19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                          DECEMBER 31,    MARCH 31,
                                              2006           2007
                                          ------------   -----------
                                                         (unaudited)
                 ASSETS
Current assets:
   Cash and cash equivalents ..........     $  2,020       $    238
   Receivables, net:
      Trade ...........................       15,916         19,201
      Other ...........................          866          2,582
      Recoverable income taxes ........        1,025            224
   Inventories ........................        1,158          1,247
   Deposits, primarily with insurers ..          975          3,542
   Prepaid expenses ...................        2,474          2,701
   Deferred income taxes ..............        2,242          1,906
                                            --------       --------
         Total current assets .........       26,676         31,641
                                            --------       --------
Property and equipment:
   Land ...............................        1,137          1,137
   Buildings and improvements .........        7,144          7,144
   Tractors ...........................       74,036         75,775
   Trailers ...........................       38,724         41,235
   Other equipment ....................        4,673          4,652
                                            --------       --------
                                             125,714        129,943
   Less accumulated depreciation ......       52,880         49,795
                                            --------       --------
         Net property and equipment ...       72,834         80,148
                                            --------       --------
Goodwill ..............................        1,745          1,745
Other assets ..........................          310            320
                                            --------       --------
                                            $101,565       $113,854
                                            ========       ========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                       DECEMBER 31,    MARCH 31,
                                           2006           2007
                                       ------------   -----------
                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term
      debt .........................     $ 10,479      $ 11,321
   Accounts payable ................        6,436         7,122
   Accrued loss reserves ...........        4,960         4,952
   Accrued compensation ............        2,274         2,715
   Other accrued expenses ..........          538           550
                                         --------      --------
      Total current liabilities ....       24,687        26,660
Long-term debt, less current
   maturities ......................       28,006        36,965
Line of credit .....................           --         2,600
Accrued loss reserves, less current
   portion .........................        3,952         3,040
Deferred income taxes ..............       13,001        12,713
                                         --------      --------
      Total liabilities ............       69,646        81,978
                                         --------      --------
Stockholders' equity:
   Preferred stock .................           --            --
   Common stock:
      Class A ......................           40            40
      Class B ......................           10            10
   Additional paid-in capital ......       11,627        11,647
   Retained earnings ...............       20,340        20,277
   Reacquired shares, at cost ......          (98)          (98)
                                         --------      --------
      Total stockholders' equity ...       31,919        31,876
Commitments
                                         --------      --------
                                         $101,565      $113,854
                                         ========      ========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                -----------------------
                                                   2006         2007
                                                ----------   ----------
Operating revenue:
   Freight ..................................   $   57,277   $   52,100
   Other ....................................          412          499
                                                ----------   ----------
      Operating revenue .....................       57,689       52,599
                                                ----------   ----------
Operating expenses:
   Purchased transportation .................       20,553       17,679
   Compensation and employee benefits .......       15,129       14,204
   Fuel, supplies, and maintenance ..........       12,758       12,457
   Insurance and claims .....................        1,433        1,120
   Taxes and licenses .......................          954          959
   General and administrative ...............        1,866        2,217
   Communications and utilities .............          344          330
   Gain on disposal of assets ...............         (562)        (378)
   Depreciation and amortization ............        2,864        3,375
                                                ----------   ----------
         Total operating expenses ...........       55,339       51,963
                                                ----------   ----------
      Earnings from operations ..............        2,350          636
Financial (expense) income
   Interest expense .........................         (501)        (800)
   Interest income ..........................           18           39
                                                ----------   ----------
      Earnings (loss) before income taxes ...        1,867         (125)
Income tax expense (benefit) ................          824          (62)
                                                ----------   ----------
      Net earnings (loss) ...................   $    1,043   $      (63)
                                                ==========   ==========
Basic earnings (loss) per share .............   $     0.21   $    (0.01)
                                                ==========   ==========
Diluted earnings (loss) per share ...........   $     0.21   $    (0.01)
                                                ==========   ==========
Basic weighted average shares outstanding ...    4,971,624    4,991,124
      Effect of dilutive stock options ......      104,269       91,269
                                                ----------   ----------
Diluted weighted average shares
   outstanding ..............................    5,075,893    5,082,393
                                                ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                                ------------------
                                                  2006      2007
                                                -------   --------
Cash flows from operating activities:
   Net earnings (loss) ......................   $ 1,043   $   (63)
                                                -------   -------
   Adjustments to reconcile net earnings
      to cash provided by (used in)
      operating activities:
      Depreciation and amortization .........     2,864     3,375
      Gain on disposal of assets ............      (562)     (378)
      Deferred income tax (benefit)
         expense ............................       (12)       48
      Change in:
         Receivables ........................    (1,408)   (4,200)
         Inventories ........................       (55)      (89)
         Deposits, primarily with
            insurers ........................      (100)       --
         Prepaid expenses ...................      (551)     (227)
         Accounts payable and other
            accrued liabilities .............     1,873       219
                                                -------   -------
            Net cash provided by (used
               in) operating
               activities ...................     3,092    (1,315)
                                                -------   -------
Cash flows from investing activities:
   Purchase of property and equipment .......    (1,598)   (1,135)
   Proceeds from sale of property and
      equipment .............................     1,577       608
   Other ....................................        (1)      (10)
                                                -------   -------
            Net cash used in investing
               activities ...................       (22)     (537)
                                                -------   -------
Cash flows from financing activities:
   Net (repayment) borrowings on line of
      credit ................................      (760)    2,600
   Principal payments on long-term
      debt ..................................    (2,411)   (2,550)
   Other ....................................        12        20
                                                -------   -------
            Net cash (used in) provided
               by financing activities ......    (2,892)       70
                                                -------   -------
            Net increase (decrease) in
               cash and cash
               equivalents ..................       178    (1,782)
Cash and cash equivalents at beginning
   of period ................................       168     2,020
                                                -------   -------
Cash and cash equivalents at end of
   period ...................................   $   346   $   238
                                                =======   =======
Supplemental disclosure of cash flow
   information:
   Cash paid (received) during period
      for:
            Interest ........................   $   504   $   748
            Income taxes ....................       288      (912)
                                                =======   =======
Supplemental schedules of noncash
   investing and financing activities:
   Fair market value of revenue
      equipment traded ......................   $   225   $ 2,709
   Notes payable issued for tractors and
      trailers ..............................     2,186    12,493
   Notes payable issued as equipment
      purchase deposit ......................        --     2,567
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

     The condensed consolidated financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles, pursuant to the published rules and regulations of the Securities and Exchange Commission. The accompanying condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of the results for the interim periods presented, such adjustments being of a normal recurring nature. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006, Condensed Consolidated Balance Sheet was derived from our audited balance sheet for the year then ended. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

NOTE 2. NET EARNINGS PER COMMON SHARE

     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees and directors as potential common shares. The dilutive effect of stock options excludes 30,000 and 32,000 shares for the three months ending on March 31, 2006 and 2007, respectively, as the exercise prices of the underlying options were out of the money and the effect was anti-dilutive. Stock options outstanding at March 31, 2006 and 2007, totaled 205,350 and 149,350, respectively.

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

     Options granted under these plans vest in installments from 12 to 60 months after the date of grant. The options are exercisable over a period not to exceed ten years from the date of grant. At March 31, 2007, 822,500 shares were available for granting additional awards under these plans.

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("No. 123R"), using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based employee compensation expense for the three months ended March 31, 2006 and 2007 was $12 and $20, respectively, and is included as an expense within the consolidated statements of operations. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $3 and $6 for the three months ended March 31, 2006 and 2007, respectively. As of March 31, 2007, the total compensation cost related to non-vested awards not yet recognized was $43 and the weighted-average period over which it is expected to be recognized was one year. There was no cumulative effect of initially adopting No. 123R.

     The following table summarizes stock option activity for the three months ended March 31, 2007:

                                                              WEIGHTED
                                                 WEIGHTED      AVERAGE
                                                  AVERAGE     REMAINING    AGGREGATE
                                     NUMBER OF   EXERCISE    CONTRACTUAL   INTRINSIC
                                      OPTIONS      PRICE    TERM (YEARS)     VALUE
                                     ---------   --------   ------------   ---------
Outstanding at beginning of period    197,850      $5.02
   Options granted                         --         --
   Options exercised                       --         --
   Options forfeited                  (23,500)      6.68
   Options expired                    (25,000)      8.88
                                      -------      -----        ----          ----
Outstanding at end of period          149,350      $4.12        4.78          $919
                                      =======      =====        ====          ====
Options exercisable at end of
   period                             116,850      $3.60        4.37          $779

     No stock options vested, were exercised, or granted during the three-month periods ended March 31, 2007 and 2006. The fair value of stock option grants are estimated using a Black-Scholes valuation model.

     Although we do not have a formal policy for issuing shares upon exercise of stock options, these shares are generally issued from treasury stock. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock option exercises during 2007.

NOTE 4. INCOME TAXES

     We adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, on January 1, 2007. There were no adjustments recorded as a result of the adoption of FIN 48. We had a total gross liability for unrecognized tax benefits of $117 as of the adoption date, which is included as a reduction to recoverable income taxes. If recognized, the unrecognized tax benefits would not materially impact our effective tax rate. Interest of $11 and penalties of $8 have been reflected as a component of the total liability. It is our policy to recognize as additional income tax expense interest and penalties directly related to income taxes.

     For the three month period ended March 31, 2007, there were no material changes to the total amount of unrecognized tax benefits. We do not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

     We file income tax returns in the U.S. and various states. Tax returns filed during 2003 through 2007 are subject to examination.

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

BUSINESS OVERVIEW

     We are a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily on the flatbed segment of the truckload market. We offer comprehensive truckload transportation services to shippers located predominantly between the Rocky Mountains in the West and the Appalachian Mountains in the East, and in the southern provinces of Canada. Our fiscal year ends on December 31 of each year. Thus, this report discusses the first quarter of our 2006 and 2007 fiscal years.

RECENT DEVELOPMENT

     On March 22, 2007, we entered into a merger agreement with Western Express, Inc. and Western Express Acquisition Corporation, providing for the merger of Western Express Acquisition with and into our company with our company surviving as a wholly-owned subsidiary of Western Express. Pursuant to the merger agreement, at the effective time of the merger, each outstanding share of our common stock will be converted into and represent the right to receive $10.63 in cash. The merger agreement has been approved by our board of directors, as well as Western Express' board of directors. The transactions contemplated by the merger agreement are subject to the approval of our stockholders and other customary closing conditions and are expected to close in the summer of 2007.

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

     Several industry-wide issues caused downward trends in our revenues during the first quarter of 2007, including softer freight demand, particularly for the transportation of building materials; a challenging driver retention and recruiting market; and volatile fuel prices, which have worked to drive some independent contractors out of business. During the first quarter of 2007, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) decreased to $2,645 from $2,816 in the first quarter of 2006. Our operating revenue decreased $5.1 million (8.8%), to $52.6 million in the 2007 quarter from $57.7 million in the 2006 quarter, reflecting the decrease in average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) and lower weighted average tractors, which decreased 1.4% to 1,250 in the 2007 quarter from 1,268 in the 2006 quarter. Our ending fleet size decreased to 1,235 units at March 31, 2007 compared to 1,269 units at March 31, 2006. The reduction in our fleet came predominantly from a decrease in independent-contractors.

     The main factors that impact our profitability on the expense side are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment, and the compensation of non-driver personnel. Effectively controlling our expenses has been a key component of our profit improvement plan.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items to revenue for the three months ended March 31, 2006 and 2007:

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                              ------------------
                                                  2006    2007
                                                 -----   -----
Operating revenue .........................      100.0%  100.0%
Operating expenses:
   Purchased transportation ...............       35.6    33.6
   Compensation and employee benefits .....       26.2    27.0
   Fuel, supplies, and maintenance ........       22.1    23.7
   Insurance and claims ...................        2.5     2.1
   Taxes and licenses .....................        1.7     1.8
   General and administrative .............        3.2     4.2
   Communication and utilities ............        0.6     0.6
   Gain from disposal of assets ...........       (1.0)   (0.7)
   Depreciation and amortization ..........        5.0     6.4
                                                 -----   -----
   Total operating expenses ...............       95.9    98.8
                                                 -----   -----
Earnings from operations ..................        4.1     1.2
Interest expense, net .....................       (0.9)   (1.4)
                                                 -----   -----
Earnings (loss) before income taxes .......        3.2    (0.2)
Income tax expense (benefit) ..............        1.4    (0.1)
                                                 -----   -----
Net earnings (loss) .......................        1.8%   (0.1)%
                                                 =====   =====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 WITH THREE MONTHS ENDED MARCH 31, 2006.

     Operating revenue decreased $5.1 million (8.8%) to $52.6 million in the 2007 quarter from $57.7 million in the 2006 quarter. The decrease in operating revenue resulted from decreased average operating revenue per tractor per week and a decrease in our weighted average tractors to 1,250 in the 2007 quarter from 1,268 in the 2006 quarter. The components of operating revenue are as follows:

                           THREE MONTHS ENDED
(Dollars in thousands)         MARCH 31,
                           ------------------
                              2006      2007
                            -------   -------
Trucking revenue            $46,419   $42,986
Brokerage revenue             2,661     2,050
Fuel surcharge revenue        8,197     7,064
                            -------   -------
   Total freight revenue     57,277    52,100
   Other revenue                412       499
                            -------   -------
      Operating revenue     $57,689   $52,599
                            =======   =======

     Average operating revenue per tractor per week decreased to $3,237 in the 2007 quarter from $3,500 in the 2006 quarter. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation as this provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) decreased to $2,645 in the 2007 quarter from $2,816 in the 2006 quarter, primarily due to decreased freight demand which caused a reduction in weekly miles per tractor per week to 1,687 in the 2007 quarter from 1,791 in the 2006 quarter. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) remained constant at $1.61 in both the 2007 quarter and the 2006 quarter. Fuel surcharge revenue decreased $1.1 million to $7.1 million in the 2007 quarter from $8.2 million in the 2006 quarter. During the first quarter of 2007 and 2006, approximately $4.1 million and $4.7 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $2.9 million (14.0%) to $17.7 million in the 2007 quarter from $20.6 million in the 2006 quarter. As a percentage of revenue, purchased transportation decreased to 33.6% in the 2007 quarter from 35.6% in the 2006 quarter. The changes reflect a decrease in the percentage of our fleet supplied by independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 35.4% in the 2007 quarter from 37.1% in the 2006 quarter.

     Compensation and employee benefits decreased $925,000 (6.1%) to $14.2 million in the 2007 quarter from $15.1 million in the 2006 quarter reflecting lower health claims and worker's compensation expense and fewer compensable miles per tractor per week, partially offset by increased mileage pay rates compared to the 2006 quarter. As a percentage of revenue, compensation and employee benefits increased to 27.0% in the 2007 quarter from 26.2% in the 2006 quarter, reflecting the factors discussed above and an increase in the percentage of our fleet supplied by company trucks. The percentage of total operating revenue provided by company trucks increased to 59.1% in the 2007 quarter from 56.9% in the 2006 quarter. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, decreased to 5.06 during the 2007 quarter compared to 5.13 in the 2006 quarter. The market for recruiting drivers continues to be challenging. Driver pay has not been increased since April 2006. Increases may be necessary to continue to recruit and retain qualified drivers. Future increases in driver pay will negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

     Fuel, supplies, and maintenance decreased $301,000 (2.4%) to $12.5 million in the 2007 quarter from $12.8 million in the 2006 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 23.7% of revenue in the 2007 quarter compared with 22.1% in the 2006 quarter. This reflects higher fuel prices and an increase in the percentage of our fleet supplied by company trucks as previously discussed. As expected, maintenance costs have decreased as we continue to update our fleet with new equipment. Fuel prices increased approximately 1.6% to an average of $2.43 per gallon in the 2007 quarter from $2.39 per gallon in the 2006 quarter. Despite the increase in fuel prices, our fuel surcharge revenue per gallon decreased $0.10 due to soft freight demand. The resulting $0.14 increase in net fuel price per gallon negatively impacted on our fuel, supplies, and maintenance expense by $615,000.

     Insurance and claims decreased $313,000 (21.8%) to $1.1 million in the 2007 quarter from $1.4 million in the 2006 quarter. As a percentage of revenue, insurance and claims decreased to 2.1% of revenue in the 2007 quarter compared with 2.5% in the 2006 quarter. This reflects an increase in auto liability claims, partially offset by a reduction in both primary and excess insurance premiums, as well as lower physical damage and cargo claims. The insurance policies are expected to be renewed on July 1, 2007 with no material change in coverage.

     Taxes and licenses increased $5,000 (0.5%) to $959,000 in the 2007 quarter from $954,000 in the 2006 quarter As a percentage of revenue, taxes and licenses increased to 1.8% of revenue in the 2007 quarter compared with 1.7% of revenue in the 2006 quarter.

     General and administrative expenses increased $351,000 (18.8%) to $2.2 million in the 2007 quarter from $1.9 million in the 2006 quarter, reflecting increases in advertising and driver orientation expenses related to driver recruiting. As a percentage of revenue, general and administrative expenses increased to 4.2% of revenue in the 2007 quarter compared with 3.2% of revenue in the 2006 quarter, reflecting the items noted above.

     Communications and utilities decreased $14,000 (4.1%) to $330,000 in the 2007 quarter from $344,000 in the 2006 quarter. As a percentage of revenue, communications and utilities remained constant at 0.6% of revenue in the 2007 and 2006 quarters.

     Gains on the disposal of assets decreased $184,000 (32.7%) to $378,000 in the 2007 quarter from $562,000 in the 2006 quarter, primarily due to the nature of the assets being disposed. As a percentage of revenue, gains on the disposal of assets decreased to 0.7% of revenue in the 2006 quarter compared to 1.0% of revenue in the 2005 quarter.

     Depreciation and amortization increased $511,000 (17.8%) to $3.4 million in the 2007 quarter from $2.9 million in the 2006 quarter reflecting the acquisition of new tractors and trailers to replace older equipment which in many cases was no longer being depreciated. As a percentage of revenue, depreciation and amortization increased to 6.4% of revenue in the 2007 quarter compared with 5.0% in the 2006 quarter reflecting the changes described above. As we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

     Interest expense, net of interest income, increased $278,000 (57.6%) to $761,000 in the 2007 quarter from $483,000 in the 2006 quarter. This increase was attributable to higher average debt outstanding and higher interest rates. As a percentage of revenue, interest expense, net, increased to 1.4% of revenue in the 2007 quarter from 0.9% of revenue in the 2006 quarter.

     As a result of the foregoing, our pre-tax margin decreased to (0.2%) in the 2007 quarter from 3.2% in the 2006 quarter.

     Our income tax benefit in the 2007 quarter was $62,000, or 49.6% of loss before income taxes. Our income tax expense in the 2006 quarter was $824,000, or 44.1% of earnings before income taxes. In both quarters, the effective tax rate was different from the expected combined tax rate for a company headquartered in Iowa because a portion of the cost of driver per diem expense is not deductible. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings or loss.

     As a result of the factors described above, net loss was $63,000 in the 2007 quarter (0.1% of revenue), compared with net earnings of $1.0 million in the 2006 quarter (1.8% of revenue). In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 98.8% during the 2007 quarter as compared with 95.9% during the 2007 quarter. Our adjusted operating ratio (operating expenses minus fuel surcharge revenue as a percentage of operating revenue excluding fuel surcharge revenue) was 98.6% during the 2007 quarter as compared with 95.3% during the 2006 quarter.

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

     Our primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with commercial lending institutions and equipment manufacturers. At March 31, 2007, we had $238,000 in cash and adequate borrowing availability on our line of credit to finance any near-term needs for working capital. During the first three months of 2007, we purchased 105 new tractors and 175 new trailers for $13.3 million, which was financed, in part, with $12.5 million of new long term debt. We plan to purchase approximately 45 new tractors and 225 new trailers throughout the remainder of 2007, allowing for the replacement of older, high mileage tractors and trailers.

     At March 31, 2007, we had positive working capital of $5.0 million compared to positive working capital of $4.3 million at March 31, 2006. Working capital, defined as current assets minus current liabilities, is not always fully representative of our liquidity position because cash and trade receivables account for a large portion of our current assets. Our trade accounts receivable are generally collected within 31 days. Alternatively, current maturities of long term debt, a large portion of our current liabilities, are paid over one year.

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

     Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through March 2008. We will require additional sources of financing over the long-term to upgrade our tractor and trailer fleets. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our short- and long-term liquidity may be adversely affected by one or more of the following factors: costs associated with insurance and claims; weak freight demand or a loss in customer relationships or volume; the impact of new hours-of-service regulations on asset productivity; the impact of stricter emissions standards; the ability to attract and retain sufficient numbers of qualified drivers and independent contractors; elevated fuel prices and the ability to collect fuel surcharges; inability to maintain compliance with, or negotiate amendments to, loan covenants; the ability to finance the tractors and trailers delivered and scheduled for delivery; and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations. Based upon our profitability, anticipated future cash flows, current availability under the financing arrangement with LaSalle Bank, and sources of equipment financing that are available, we do not expect to experience significant liquidity constraints in the foreseeable future. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

     Net cash used by operating activities was $1.3 million for the three months ended March 31, 2007, compared to net cash provided of $3.1 million for the three months ended March 31, 2006. Historically, our principal use of cash generated from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $4.2 million for the three months ended March 31, 2007. The average age of our trade accounts receivable remained constant at 30.9 days in the 2007 and 2006 period.

     Net cash used in investing activities was $537,000 for the three months ended March 31, 2007. This related primarily to the use of cash to purchase property and equipment offset by proceeds from the sale of revenue equipment.

     Net cash provided by financing activities was $70,000 for the three months ended March 31, 2007, consisting of borrowing on our line of credit offset by net payments of principal under our long-term debt agreements.

     We have a financing arrangement with LaSalle Bank, which expires on October 31, 2010, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle Bank may terminate the arrangement prior to October 31, 2010, in the event of default, and may terminate at the end of any renewal term. The agreement provides for a revolving line of credit which allows for borrowings at up to 85% of eligible receivables. At March 31, 2007, there was $2.6 million owed under our revolving line of credit.

     The LaSalle Bank financing arrangement also includes financing for letters of credit. At March 31, 2007, we had outstanding letters of credit totaling $8.5 million for self-insured amounts under our insurance programs. We are required to pay an annual fee of 1.25% of the outstanding letters of credit. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement discussed above. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity.

     The combination of borrowings under the line of credit and outstanding letters of credit with LaSalle Bank cannot exceed the lower of $15 million or a specified borrowing base, which at March 31, 2007 was $15.0 million, leaving $3.9 million in remaining availability at such date. We are required to pay a facility fee on the LaSalle Bank financing arrangement of .25% of the unused loan limit. Borrowings under the arrangement are secured by accounts receivable. The interest rate on outstanding borrowings under the arrangement is equal to a spread on LaSalle Bank's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, as defined under the agreement. At March 31, 2007 the applicable interest rate under the arrangement was equal to the prime rate minus 50 basis points.

     The LaSalle Bank financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, debt to EBITDAR, and a fixed charge coverage ratio. We were in compliance with these requirements at March 31, 2007. We believe we will maintain compliance with all covenants throughout 2007, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement at March 31, 2007 and we expect to remain in compliance for the foreseeable future. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In this event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables set forth our contractual obligations and other commercial commitments as of March 31, 2007:

                                      PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                              -----------------------------------------------------
                                        Less than                            After
Contractual Obligations        Total     One year   1-3 years   3-5 years   5 years
-----------------------       -------   ---------   ---------   ---------   -------
Long-term debt                $48,286    $11,321     $23,539     $12,920      $506
Line of credit                  2,600         --          --       2,600        --
Operating lease obligations     3,164      1,940       1,185          39        --
Purchase obligations            5,452      5,452          --          --        --
                              -------    -------     -------     -------      ----
Total                         $59,502    $18,713     $24,724     $15,559      $506
                              =======    =======     =======     =======      ====

     We cannot reasonably estimate when the unrecognized tax benefits will be realized. In our normal course of business we place orders with equipment manufacturers for future delivery of new tractors and trailers. The orders for trailers can be cancelled at any time without penalty prior to taking delivery. The orders for tractors can be cancelled without penalty at any time up to 60 days prior to production of the tractor. If the termination occurs less than 60 days, but more than 45 days prior to production, we retain the right to cancel subject to a per truck penalty of $500. Orders generally cannot be cancelled within 45 days prior to production. At March 31, 2007, we had commercial commitments of approximately $5.5 million, related to tractor and trailer orders that cannot be cancelled. Financing for these commitments has been prearranged.

Approximately 11% of our long-term debt carries a variable interest rate making reliable estimates of future interest payments difficult. Using our weighted average interest rate of 6.59% as of March 31, 2007, the following approximately represents our expected obligations for future interest payments:

                                      PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                              -----------------------------------------------------
                                        Less than                            After
                               Total     One year   1-3 years   3-5 years   5 years
                              -------   ---------   ---------   ---------   -------
Total interest payments        $6,878    $ 2,809     $ 3,297     $   755      $ 17
                               ======    =======     =======     =======      ====

     We had no other commercial commitments at March 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

     Our liquidity is not materially affected by off-balance sheet transactions. As of March 31, 2007, our fleet included 126 tractors and 11 trailers obtained under operating leases. The lease payments for these tractors and trailers increase equipment rent expense, a component of purchased transportation expense, rather than depreciation and interest expense. These obligations are included in our schedule of contractual obligations, and exclude potential Terminal Remainder Adjustment Clause (TRAC) payments or refunds on 116 tractors amounting to 40% of the original purchase price due at the end of the original 48 month term of the lease. After 48 months, we expect the residual value of the tractors to be greater than 40% of the original cost, allowing us to return the tractors without penalty.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make decisions based upon estimates, assumptions, and factors we consider as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated. A summary of the significant accounting policies followed in preparation of the financial statements included in this Form 10-Q is contained in Note 1 of the consolidated financial statements included in our Form 10-K for the year ended December 31, 2006. Other footnotes in the Form 10-K describe various elements of the financial statements included in this Form 10-Q and the assumptions on which specific amounts were determined.

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

INTEREST RATE RISK

     We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangement with LaSalle Bank carries a variable interest rate equal to a spread on LaSalle's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to EBITDAR, as defined under the agreement. In addition, approximately $5.4 million of our other debt carries variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at March 31, 2007, a one-point increase in the prime rate would increase interest expense by approximately $54,000. The remainder of our other debt carries fixed interest rates. At March 31, 2007, approximately 11% of our debt carried a variable interest rate and the remainder was fixed.

ITEM 4. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007. During our first fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act rules.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------   ----------------------------------------------------------------------
2         Agreement and Plan of Merger, dated as of March 22, 2007, among
          Smithway Motor Xpress Corp., Western Express, Inc., and Western
          Express Acquisition Corporation (1)

3.1       Articles of Incorporation (2)

3.2       Bylaws of Smithway Motor Xpress Corp. (as amended and restated
          November 3, 2006) (3)

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

----------
(1) Incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K dated March 22, 2007. Commission File No. 000-20793, filed March 23, 2007.

(2) Incorporated by reference to the same numbered exhibit to our Registration Statement on Form S-1, Registration No. 33-90356, effective June 27, 1996.

(3) Incorporated by reference to Exhibit 3 to our Current Report on Form 8-K dated and filed November 3, 2006 (SEC File No. 000-20793).

*    Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SMITHWAY MOTOR XPRESS CORP.


Date: May 15, 2007                      By: /s/ Douglas C. Sandvig
                                            ------------------------------------
                                            Douglas C. Sandvig
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer
                                            (On behalf of the registrant and as
                                            the registrant's principal financial
                                            and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT                                                                  METHOD OF
NUMBER                            DESCRIPTION                             FILING
-------   ----------------------------------------------------------   ------------
   2      Agreement and Plan of Merger, dated as of March 22, 2007,    Incorporated
          among Smithway Motor Xpress Corp., Western Express, Inc.,    by reference
          and Western Express Acquisition Corporation

  3.1     Articles of Incorporation                                    Incorporated
                                                                       by reference

  3.2     Bylaws of Smithway Motor Xpress Corp. (as amended and        Incorporated
          restated November 3, 2006)                                   by reference

 31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive    Filed
          Officer                                                      herewith

 31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial    Filed
          Officer                                                      herewith

 32.1     Certification pursuant to 18 U.S.C. Section 1350, as         Filed
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act    herewith
          of 2002, by G. Larry Owens, the Registrant's principal
          executive officer

 32.2     Certification pursuant to 18 U.S.C. Section 1350, as         Filed
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act    herewith
          of 2002, by Douglas C. Sandvig, the Registrant's principal financial officer