Form 10-Q
period 2007-06-30
SMITHWAY MOTOR XPRESS CORP
filed 2007-08-14
CIK 941914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

YES [ ]   NO [X]

As of July 31, 2007, the registrant had 3,993,124 shares of Class A Common Stock and 1,000,000 shares of Class B Common Stock outstanding.

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
                                     PART I
                              FINANCIAL INFORMATION

Item 1    Financial Statements.........................................      3

          Condensed Consolidated Balance Sheets as of December 31, 2006
             and June 30, 2007 (unaudited).............................      3

          Condensed Consolidated Statements of Operations for the three
             and six months ended June 30, 2006 and 2007 (unaudited)...      5

          Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 2006 and 2007 (unaudited)...........      6

          Notes to Condensed Consolidated Financial Statements
             (unaudited)...............................................      7

Item 2    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      9

Item 3    Quantitative and Qualitative Disclosures About Market Risk...     19

Item 4    Controls and Procedures......................................     19

                                     PART II
                                OTHER INFORMATION

Item 1    Legal Proceedings............................................     20

Item 1A   Risk Factors.................................................     20

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds..     20

Item 3    Defaults Upon Senior Securities..............................     20

Item 4    Submission of Matters to a Vote of Security Holders..........     20

Item 5    Other Information............................................     20

Item 6    Exhibits.....................................................     20

Signatures.............................................................     21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                      DECEMBER 31,     JUNE 30,
                                                          2006           2007
                                                      ------------   -----------
                                                                     (unaudited)
                        ASSETS
Current assets:
   Cash and cash equivalents ......................     $  2,020      $     72
   Receivables, net:
      Trade .......................................       15,916        19,135
      Other .......................................          866         2,277
      Recoverable income taxes ....................        1,025           168
   Inventories ....................................        1,158         1,169
   Deposits, primarily with insurers ..............          975           924
   Prepaid expenses ...............................        2,474         1,601
   Deferred income taxes ..........................        2,242         1,177
                                                        --------      --------
      Total current assets ........................       26,676        26,523
                                                        --------      --------
Property and equipment:
   Land ...........................................        1,137         1,137
   Buildings and improvements .....................        7,144         7,144
   Tractors .......................................       74,036        72,885
   Trailers .......................................       38,724        42,303
   Other equipment ................................        4,673         4,646
                                                        --------      --------
                                                         125,714       128,115
   Less accumulated depreciation ..................       52,880        45,879
                                                        --------      --------
      Net property and equipment ..................       72,834        82,236
                                                        --------      --------
Goodwill ..........................................        1,745         1,745
Other assets ......................................          310           434
                                                        --------      --------
                                                        $101,565      $110,938
                                                        ========      ========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                      DECEMBER 31,     JUNE 30,
                                                          2006           2007
                                                      ------------   -----------
                                                                     (unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ...........     $ 10,479       $ 11,240
   Accounts payable ...............................        6,436          7,524
   Accrued loss reserves ..........................        4,960          3,570
   Accrued compensation ...........................        2,274          2,494
   Other accrued expenses .........................          538            589
                                                        --------       --------
      Total current liabilities ...................       24,687         25,417
Long-term debt, less current maturities ...........       28,006         37,823
Accrued loss reserves, less current portion .......        3,952          2,621
Deferred income taxes .............................       13,001         12,557
                                                        --------       --------
      Total liabilities ...........................       69,646         78,418
                                                        --------       --------
Stockholders' equity:
   Preferred stock ................................           --             --
   Common stock:
      Class A .....................................           40             40
      Class B .....................................           10             10
   Additional paid-in capital .....................       11,627         11,647
   Retained earnings ..............................       20,340         20,917
   Reacquired shares, at cost .....................          (98)           (94)
                                                        --------       --------
      Total stockholders' equity ..................       31,919         32,520
Commitments
                                                        --------       --------
                                                        $101,565       $110,938
                                                        ========       ========

     See accompanying notes to condensed consolidated financial statements.

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        JUNE 30,                  JUNE 30,
                                                -----------------------   -----------------------
                                                   2006         2007         2006         2007
                                                ----------   ----------   ----------   ----------
Operating revenue:
   Freight...................................   $   60,371   $   55,720   $  117,648   $  107,820
   Other.....................................          510          488          922          987
                                                ----------   ----------   ----------   ----------
      Operating revenue......................       60,881       56,208      118,570      108,807
                                                ----------   ----------   ----------   ----------
Operating expenses:
   Purchased transportation..................       21,681       18,568       42,234       36,247
   Compensation and employee benefits........       14,683       14,327       29,812       28,531
   Fuel, supplies, and maintenance...........       14,183       13,755       26,941       26,212
   Insurance and claims......................        1,485        1,472        2,918        2,592
   Taxes and licenses........................        1,012        1,026        1,966        1,985
   General and administrative ...............        2,026        2,017        3,892        4,234
   Communications and utilities..............          273          267          617          597
   Gain on disposal of assets................         (750)        (784)      (1,312)      (1,162)
   Depreciation and amortization.............        3,011        3,496        5,875        6,871
                                                ----------   ----------   ----------   ----------
      Total operating expenses...............       57,604       54,144      112,943      106,107
                                                ----------   ----------   ----------   ----------
      Earnings from operations...............        3,277        2,064        5,627        2,700
Financial (expense) income
      Interest expense.......................         (539)        (814)      (1,040)      (1,614)
      Interest income........................           41           24           59           63
                                                ----------   ----------   ----------   ----------
         Earnings before income taxes........        2,779        1,274        4,646        1,149
Income tax expense...........................        1,220          634        2,044          572
                                                ----------   ----------   ----------   ----------
         Net earnings........................   $    1,559   $      640   $    2,602   $      577
                                                ==========   ==========   ==========   ==========
Basic earnings per share.....................   $     0.31   $     0.13   $     0.52   $     0.12
                                                ==========   ==========   ==========   ==========
Diluted earnings per share...................   $     0.31   $     0.13   $     0.51   $     0.11
                                                ==========   ==========   ==========   ==========
Basic weighted average shares outstanding....    4,978,575    4,992,619    4,975,118    4,991,875
         Effect of dilutive stock options....      104,397       43,968      104,419       68,363
                                                ----------   ----------   ----------   ----------
Diluted weighted average shares outstanding..    5,082,972    5,036,587    5,079,537    5,060,238
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

                  SMITHWAY MOTOR XPRESS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                        -----------------
                                                                          2006      2007
                                                                        -------   -------
Cash flows from operating activities:
   Net earnings .....................................................   $ 2,602   $   577
                                                                        -------   -------
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization .................................     5,875     6,871
      Gain on disposal of assets ....................................    (1,312)   (1,162)
      Deferred income tax expense ...................................       447       621
      Change in:
         Receivables ................................................    (1,356)   (3,773)
         Inventories ................................................       (73)      (11)
         Deposits, primarily with insurers ..........................       (10)       51
         Prepaid expenses ...........................................       615       873
         Accounts payable and other accrued liabilities .............     1,659    (1,362)
                                                                        -------   -------
            Net cash provided by operating activities ...............     8,447     2,685
                                                                        -------   -------
Cash flows from investing activities:
  Purchase of property and equipment ................................      (982)   (1,413)
  Proceeds from sale of property and equipment ......................     2,423     1,959
  Other .............................................................        (3)     (124)
                                                                        -------   -------
         Net cash provided by investing activities ..................     1,438       422
                                                                        -------   -------
Cash flows from financing activities:
   Net repayment on line of credit ..................................      (760)       --
   Principal payments on long-term debt .............................    (4,917)   (5,079)
   Treasury stock reissued ..........................................        70        10
   Other ............................................................        24        14
                                                                        -------   -------
         Net cash used in financing activities ......................    (5,583)   (5,055)
                                                                        -------   -------
         Net increase (decrease) in cash and cash equivalents .......     4,302    (1,948)
Cash and cash equivalents at beginning of period ....................       168     2,020
                                                                        -------   -------
Cash and cash equivalents at end of period ..........................   $ 4,470   $    72
                                                                        =======   =======
Supplemental disclosure of cash flow information:
   Cash paid (received) during period for:
      Interest ......................................................   $ 1,026   $ 1,562
      Income taxes ..................................................     1,655      (909)
                                                                        =======   =======
Supplemental schedules of noncash investing and financing activities:
   Fair market value of revenue equipment traded ....................   $ 1,603   $ 4,051
   Notes payable issued for tractors and trailers ...................    10,936    19,708

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

NOTE 2. NET EARNINGS PER COMMON SHARE

     Basic earnings per share have been computed by dividing net earnings by the weighted-average outstanding Class A and Class B common shares during each of the quarters. Diluted earnings per share have been calculated by also including in the computation the effect of employee stock options, nonvested stock, and similar equity instruments granted to employees and directors as potential common shares. The dilutive effect of stock options excludes 42,000 and 32,000 shares for the three and six months ending on June 30, 2006 and 2007, respectively, as the exercise prices of the underlying options were out of the money and the effect was anti-dilutive. Stock options outstanding at June 30, 2006 and 2007, totaled 203,850 and 84,850, respectively.

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

     Options granted under these plans vest in installments from 12 to 60 months after the date of grant. The options are exercisable over a period not to exceed ten years from the date of grant. At June 30, 2007, 851,000 shares were available for granting additional awards under these plans.

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("No. 123R"), using a modified version of the prospective transition method. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. Stock-based employee compensation expense for the six months ended June 30, 2006 and 2007 was $24 and $14, respectively, and is included as an expense within the consolidated statements of operations. The total income tax benefit recognized in the income statement for stock-based compensation arrangements was $6 and $12 for the six months ended June 30, 2006 and 2007, respectively. As of June 30, 2007, the total compensation cost related to non-vested awards not yet recognized was $2 and the weighted-average period over which it is expected to be recognized was six months. There was no cumulative effect of initially adopting No. 123R.

     The following table summarizes stock option activity for the six months ended June 30, 2007:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                    WEIGHTED    REMAINING
                                                     AVERAGE   CONTRACTUAL   AGGREGATE
                                         NUMBER     EXERCISE       TERM      INTRINSIC
                                       OF OPTIONS     PRICE      (YEARS)       VALUE
                                       ----------   --------   -----------   ---------
Outstanding at beginning of period      197,850       $5.02
   Options granted                           --          --
   Options exercised                     (2,000)       2.05
   Options forfeited                    (86,000)       3.10
   Options expired                      (25,000)       8.88
                                        -------       -----
Outstanding at end of period             84,850       $5.90        3.77         $397
                                        =======       =====        ====         ====
Options exercisable at end of period     79,850       $6.19        3.61         $350

     No stock options were granted during the six months ended June 30, 2007. We granted 12,000 stock options during the six months ended June 30, 2006. The weighted-average grant-date fair value of these options was $5.45 per share. The fair value of stock options granted was estimated using a Black-Scholes valuation model with the following assumptions:

Risk-free interest rate    5.05%
Expected dividend yield       0%
Expected volatility          66%
Expected term (in years)       3

     The risk-free interest rate assumptions were based upon the yield of a US Treasury interest only strip with a maturity date corresponding to the estimated term of the option. The expected volatility was based on historical bi-monthly price changes of our stock since July 1996. The estimated term was the average number of years that we estimate the options will be outstanding.

     The following table summarizes options that were exercised during the six months ended June 30, 2006 and 2007.

                                                  2006     2007
                                                -------   ------
Number of shares exercised                       13,500    2,000
Cash received from exercise of stock options    $    30   $    4
Total intrinsic value of options exercised          103       17
Tax benefits realized from exercised options         40        6

     Although we do not have a formal policy for issuing shares upon exercise of stock options, these shares are generally issued from treasury stock. Based on current treasury stock levels, we do not expect to repurchase additional shares specifically for stock option exercises during 2007.

NOTE 4. INCOME TAXES

     We adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, on January 1, 2007. There were no adjustments recorded as a result of the adoption of FIN 48. We had a total gross liability for unrecognized tax benefits of $147 as of the adoption date, which is included as a reduction to recoverable income taxes. If recognized, the unrecognized tax benefits that would impact our effective tax rate would be $97. Interest of $11 and penalties of $8 have been reflected as a component of the total liability as of January 1, 2007. It is our policy to recognize as additional income tax expense interest and penalties directly related to income taxes.

     For the six month period ended June 30, 2007, there were no material changes to the total amount of unrecognized tax benefits. We do not expect any significant increases or decreases for uncertain tax positions during the next 12 months.

     We file income tax returns in the U.S. and various states. Tax returns filed during 2003 through 2007 are subject to examination

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

BUSINESS OVERVIEW

     We are a truckload carrier that provides nationwide transportation of diversified freight, concentrating primarily on the flatbed segment of the truckload market. We offer comprehensive truckload transportation services to shippers located predominantly between the Rocky Mountains in the West and the Appalachian Mountains in the East, and in the southern provinces of Canada. Our fiscal year ends on December 31 of each year. Thus, this report discusses the second quarter and first six months of our 2006 and 2007 fiscal years.

RECENT DEVELOPMENT

     On March 22, 2007, we entered into a merger agreement with Western Express, Inc. and Western Express Acquisition Corporation, providing for the merger of Western Express Acquisition with and into our company with our company surviving as a wholly-owned subsidiary of Western Express. Pursuant to the merger agreement, at the effective time of the merger, each outstanding share of our common stock will be converted into and represent the right to receive $10.63 in cash. The merger agreement has been approved by our stockholders and board of directors, as well as Western Express' board of directors. The transactions contemplated by the merger agreement are subject to customary closing conditions and are expected to close in August 2007.

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

     We monitor our revenue production primarily through average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues). We exclude fuel surcharge, brokerage and other more volatile revenues in this measurement because we believe the analysis of tractor productivity is more meaningful if these revenues are excluded from the computation, providing useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. The components of revenue are as follows:

                              THREE MONTHS       SIX MONTHS ENDED
(Dollars in thousands)       ENDED JUNE 30,          JUNE 30,
                           -----------------   -------------------
                             2006      2007      2006       2007
                           -------   -------   --------   --------
Trucking revenue           $48,115   $44,892   $ 94,534   $ 87,878
Brokerage revenue            2,095     2,013      4,756      4,062
Fuel surcharge revenue      10,161     8,815     18,358     15,880
                           -------   -------   --------   --------
   Total freight revenue    60,371    55,720    117,648    107,820
   Other revenue               510       488        922        987
                           -------   -------   --------   --------
      Operating revenue    $60,881   $56,208   $118,570   $108,807
                           =======   =======   ========   ========

     Several industry-wide issues caused downward trends in our revenues during the second quarter and first six months of 2007, including softer demand for freight transportation, particularly of building materials; a challenging driver retention and recruiting market; and volatile fuel prices, which have driven some independent contractors out of business, reducing the size of our fleet. Our revenues were also negatively impacted by driver retention and recruitment issues, as well as management and supervisor retention issues, related to our pending merger with Western Express.

     During the second quarter of 2007, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) decreased to $2,758 from $2,947 in the second quarter of 2006. Our operating revenue decreased $4.7 million (7.7%), to $56.2 million in the second quarter of 2007 from $60.9 million in the second quarter of 2006, reflecting the decrease in average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) and lower weighted average tractors, which decreased 0.3% to 1,252 in the second quarter of 2007 from 1,256 in the second quarter of 2006. Our ending fleet size decreased to 1,251 units at June 30, 2007 compared to 1,261 units at June 30, 2006. The reduction in our fleet came predominantly from a decrease in independent-contractors.

     During the first six months of 2007, our average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) decreased to $2,702 from $2,881 in the first six month of 2006. Our operating revenue decreased $9.8 million (8.2%), to $108.8 million in the 2007 period from $118.6 million in the 2006 period, reflecting the decrease in average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenues) and lower weighted average tractors, which decreased 0.9% to 1,251 in the 2007 period from 1,262 in the 2006 period.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items to revenue for the three and six months ended June 30, 2006 and 2007:

                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                  JUNE 30,            JUNE 30,
                                                             ------------------   ----------------
                                                                2006    2007        2006   2007
                                                             -------   -----      ------  -----
Operating revenue ........................................     100.0%  100.0%      100.0%  100.0%
Operating expenses:
   Purchased transportation ..............................      35.6    33.0        35.6    33.3
   Compensation and employee benefits ....................      24.1    25.5        25.1    26.2
   Fuel, supplies, and maintenance .......................      23.3    24.5        22.7    24.1
   Insurance and claims ..................................       2.4     2.6         2.5     2.4
   Taxes and licenses ....................................       1.7     1.8         1.7     1.8
   General and administrative ............................       3.3     3.6         3.3     3.9
   Communication and utilities ...........................       0.4     0.5         0.5     0.5
   Gain from disposal of assets ..........................      (1.2)   (1.4)       (1.1)   (1.1)
   Depreciation and amortization .........................       4.9     6.2         5.0     6.3
                                                               -----   -----       -----   -----
   Total operating expenses ..............................      94.6    96.3        95.3    97.5
                                                               -----   -----       -----   -----
Earnings from operations .................................       5.4     3.7         4.7     2.5
Interest expense, net ....................................      (0.8)   (1.4)       (0.8)   (1.4)
                                                               -----   -----       -----   -----
Earnings before income taxes .............................       4.6     2.3         3.9     1.1
Income tax expense .......................................       2.0     1.1         1.7     0.5
                                                               -----   -----       -----   -----
Net earnings .............................................       2.6%    1.1%        2.2%    0.5%
                                                               =====   =====       =====   =====

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 WITH THREE MONTHS ENDED JUNE 30, 2006

     Operating revenue decreased $4.7 million (7.7%) to $56.2 million in the 2007 quarter from $60.9 million in the 2006 quarter. The decrease in operating revenue resulted from decreased average operating revenue per tractor per week and a decrease in our weighted average tractors to 1,252 in the 2007 quarter from 1,256 in the 2006 quarter.

     Average operating revenue per tractor per week decreased to $3,453 in the 2007 quarter from $3,729 in the 2006 quarter. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation as this provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) decreased to $2,758 in the 2007 quarter from $2,947 in the 2006 quarter, primarily due to decreased freight demand which caused a reduction in weekly miles per tractor per week to 1,801 in the 2007 quarter from 1,853 in the 2006 quarter. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) remained relatively constant at $1.62 in the 2007 quarter and $1.63 in the 2006 quarter. Fuel surcharge revenue decreased $1.4 million to $8.8 million in the 2007 quarter from $10.2 million in the 2006 quarter. During the second quarter of 2007 and 2006, approximately $5.2 million and $5.8 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $3.1 million (14.4%) to $18.6 million in the 2007 quarter from $21.7 million in the 2006 quarter. As a percentage of revenue, purchased transportation decreased to 33.0% in the 2007 quarter from 35.6% in the 2006 quarter. The changes reflect a decrease in the percentage of our fleet supplied by independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 34.9% in the 2007 quarter from 38.1% in the 2006 quarter.

     Compensation and employee benefits decreased $356,000 (2.4%) to $14.3 million in the 2007 quarter from $14.7 million in the 2006 quarter reflecting lower health claims and worker's compensation expense and fewer compensable miles per tractor per week compared to the 2006 quarter. As a percentage of revenue, compensation and employee benefits increased to 25.5% in the 2007 quarter from 24.1% in the 2006 quarter, reflecting the factors discussed above and an increase in the percentage of our fleet supplied by company trucks. The percentage of total operating revenue provided by company trucks increased to 60.0% in the 2007 quarter from 57.0% in the 2006 quarter. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, decreased to 4.94 during the 2007 quarter compared to 5.00 in the 2006 quarter. The market for recruiting drivers continues to be challenging. We increased driver pay in April 2006 and expect that further increases will be necessary. Future increases in driver pay will negatively impact our results of operations to the extent that corresponding freight rate increases are not obtained.

     Fuel, supplies, and maintenance decreased $428,000 (3.0%) to $13.8 million in the 2007 quarter from $14.2 million in the 2006 quarter. As a percentage of revenue, fuel, supplies, and maintenance increased to 24.5% of revenue in the 2007 quarter compared with 23.3% in the 2006 quarter. This reflects decreased maintenance costs as we continue to update our fleet with new equipment and lower company truck miles. These factors were partially offset by an increase in the percentage of our fleet supplied by company trucks as previously discussed. Fuel prices decreased approximately 0.6% to an average of $2.73 per gallon in the 2007 quarter from $2.75 per gallon in the 2006 quarter. Our fuel surcharge revenue per gallon decreased $0.13 due to weak freight demand causing net fuel price per gallon to increase by $0.11.

     Insurance and claims decreased $13,000 (0.9%) and were approximately $1.5 million in both the 2007 quarter and 2006 quarter. As a percentage of revenue, insurance and claims increased to 2.6% of revenue in the 2007 quarter compared with 2.4% in the 2006 quarter. This reflects a decrease in auto liability claims, which was partially offset by higher cargo claims. The insurance policies were renewed on July 1, 2007 with no material change in coverage.

     Taxes and licenses increased $14,000 (1.4%) and were approximately $1.0 million in both the 2007 quarter and the 2006 quarter. As a percentage of revenue, taxes and licenses increased to 1.8% of revenue in the 2007 quarter compared with 1.7% of revenue in the 2006 quarter.

     General and administrative expenses decreased $9,000 (0.4%) and were approximately $2.0 million in both the 2007 quarter and the 2006 quarter. As a percentage of revenue, general and administrative expenses increased to 3.6% of revenue in the 2007 quarter compared with 3.3% of revenue in the 2006 quarter reflecting slight decreases in our revenue without a corresponding decrease in our general and administrative expenses.

     Communications and utilities decreased $6,000 (2.2%) to $267,000 in the 2007 quarter from $273,000 in the 2006 quarter. As a percentage of revenue, communications and utilities remained relatively constant at 0.5% of revenue in the 2007 quarter and 0.4% in the 2006 quarter.

     Gains on the disposal of assets increased $34,000 (4.5%) to $784,000 in the 2007 quarter from $750,000 in the 2006 quarter. As a percentage of revenue, gains on the disposal of assets decreased to 1.4% of revenue in the 2007 quarter compared to 1.2% of revenue in the 2006 quarter.

     Depreciation and amortization increased $485,000 (16.1%) to $3.5 million in the 2007 quarter from $3.0 million in the 2006 quarter reflecting the acquisition of new tractors and trailers to replace older equipment which in many cases was no longer being depreciated. As a percentage of revenue, depreciation and amortization increased to 6.2% of revenue in the 2007 quarter compared with 4.9% in the 2006 quarter reflecting the changes described above and an increase in the percentage of our fleet supplied by company trucks. As we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

     Interest expense, net of interest income, increased $292,000 (58.6%) to $790,000 in the 2007 quarter from $498,000 in the 2006 quarter. This increase was attributable to higher average debt outstanding and higher interest rates. As a percentage of revenue, interest expense, net, increased to 1.4% of revenue in the 2007 quarter from 0.8% of revenue in the 2006 quarter.

     As a result of the foregoing, our pre-tax margin decreased to 2.3% in the 2007 quarter from 4.6% in the 2006 quarter.

     Our income tax expense in the 2007 quarter was $634,000, or 49.8% of earning before income taxes. Our income tax expense in the 2006 quarter was $1.2 million, or 43.9% of earnings before income taxes. In both quarters, the effective tax rate was different from the expected combined tax rate for a company headquartered in Iowa because a portion of the cost of driver per diem expense is not deductible. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings.

     As a result of the factors described above, net earnings were $640,000 in the 2007 quarter (1.1% of revenue), compared with net earnings of $1.6 million in the 2006 quarter (2.6% of revenue). In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 96.3% during the 2007 quarter as compared with 94.6% during the 2007 quarter. Our adjusted operating ratio (operating expenses minus fuel surcharge revenue as a percentage of operating revenue excluding fuel surcharge revenue) was 95.6% during the 2007 quarter as compared with 93.5% during the 2006 quarter.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 WITH SIX MONTHS ENDED JUNE 30,
2006.

     Operating revenue decreased $9.8 million (8.2%) to $108.8 million in the first six months of 2007 from $118.6 million in first six months of 2006. The decrease in operating revenue resulted from decreased average operating revenue per tractor per week and a decrease in our weighted average tractors to 1,251 in the 2007 period from 1,262 in the 2006 period.

     Average operating revenue per tractor per week decreased to $3,345 in the 2007 period from $3,614 in the 2006 period. Operating revenue includes revenue from operating our trucks as well as other, more volatile revenue items, including fuel surcharge, brokerage, and other revenue. We believe the analysis of tractor productivity is more meaningful if fuel surcharge, brokerage, and other revenue are excluded from the computation as this provides useful information to investors regarding business trends relating to our financial condition and results of ongoing operations. Average revenue per tractor per week (excluding fuel surcharge, brokerage, and other revenue) decreased to $2,702 in the 2007 period from $2,881 in the 2006 period, primarily due to decreased freight demand which caused a reduction in weekly miles per tractor per week to 1,742 in the 2007 period from 1,822 in the 2006 period. Revenue per loaded mile (excluding fuel surcharge, brokerage, and other revenue) remained constant at $1.62 in both the 2007 and 2006 periods. Fuel surcharge revenue decreased $2.5 million to $15.9 million in the 2007 period from $18.4 million in the 2006 period. During the first six months of 2007 and 2006, approximately $9.3 million and $10.5 million, respectively, of the fuel surcharge revenue collected helped to offset our fuel costs. The remainder was passed through to independent contractors.

     Purchased transportation consists primarily of payments to independent contractor providers of revenue equipment, expenses related to brokerage activities, and payments under operating leases of revenue equipment. Purchased transportation decreased $6.0 million (14.2%) to $36.2 million in the 2007 period from $42.2 million in the 2006 period. As a percentage of revenue, purchased transportation decreased to 33.3% in the 2007 period from 35.6% in the 2006 period. The changes reflect a decrease in the percentage of our fleet supplied by independent contractors. The percentage of total operating revenue provided by independent contractors decreased to 35.1% in the 2007 period from 37.6% in the 2006 period.

     Compensation and employee benefits decreased $1.3 million (4.3%) to $28.5 million in the 2007 period from $29.8 million in the 2006 period reflecting lower health claims and worker's compensation expense and fewer compensable miles per tractor per week. As a percentage of revenue, compensation and employee benefits increased to 26.2% in the 2007 period from 25.1% in the 2006 period, reflecting the factors discussed above and an increase in the percentage of our fleet supplied by company trucks. The percentage of total operating revenue provided by company trucks increased to 59.6% in the 2007 period from 56.9% in the 2006 period. Our ratio of tractors to non-driver employees, a key measure of administrative efficiency, decreased to 5.00 during the 2007 period compared to 5.06 in the 2006 period. The market for recruiting drivers continues to be challenging. We increased driver pay in April 2006.

     Fuel, supplies, and maintenance decreased $729,000 (2.7%) to $26.2 million in the 2007 period from $26.9 million in the 2006 period. As a percentage of revenue, fuel, supplies, and maintenance increased to 24.1% of revenue in the 2007 period compared with 22.7% in the 2006 period. This reflects decreased maintenance costs as we continue to update our fleet with new equipment and lower company truck miles. These factors were partially offset by an increase in the percentage of our fleet supplied by company trucks as previously discussed. Fuel prices increased approximately 0.8% to an average of $2.58 per gallon in the 2007 period from $2.56 per gallon in the 2006 period. Our fuel surcharge revenue per gallon decreased $0.11 due to weak freight demand causing net fuel price per gallon to increase by $0.09.

     Insurance and claims decreased $326,000 (11.2%) to $2.6 million in the 2007 period from $2.9 million in the 2006 period. As a percentage of revenue, insurance and claims decreased to 2.4% of revenue in the 2007 period compared with 2.5% in the 2006 period. This reflects significantly lower auto liability claims. The insurance policies were renewed on July 1, 2007 with no change in coverage.

     Taxes and licenses increased $19,000 (1.0%) and were approximately $2.0 million in both the 2007 period and the 2006 period. As a percentage of revenue, taxes and licenses increased to 1.8% of revenue in the 2007 period compared with 1.7% of revenue in the 2006 period.

     General and administrative expenses increased $342,000 (8.8%) to $4.2 million in the 2007 period from $3.9 million in the 2006 period, reflecting increased advertising expense related to driver recruiting and an increase in outside loading services which were previously performed internally. As a percentage of revenue, general and administrative expenses increased to 3.9% of revenue in the 2007 period from 3.3% of revenue in the 2006 period, reflecting slight decreases in revenue without a corresponding decrease in our general and administrative expenses.

     Communications and utilities decreased $20,000 (3.2%) to $597,000 in the 2007 period from $617,000 in the 2006 period. As a percentage of revenue, communications and utilities remained constant at 0.5% of revenue in both the 2007 and 2006 periods.

     Gains on the disposal of assets decreased $150,000 (11.4%) to $1.2 million in the 2007 period from $1.3 million in the 2006 period. As a percentage of revenue, gains on the disposal of assets remained constant at 1.1% of revenue in the 2007 and 2006 periods.

     Depreciation and amortization increased $1.0 million (17.0%) to $6.9 million in the 2007 period from $5.9 million in the 2006 period reflecting an increase in company owned tractors and trailers and an increase in the value of equipment subject to depreciation. As a percentage of revenue, depreciation and amortization increased to 6.3% of revenue in the 2007 period compared with 5.0% in the 2006 period, reflecting the items noted above and an increase in the percentage of our fleet supplied by company trucks. As we continue to upgrade our equipment fleet, we expect depreciation expense to increase.

     Interest expense, net, increased $570,000 (58.1%) to $1.6 million in the 2007 period from $981,000 in the 2006 period. This increase was attributable to higher average debt outstanding and higher interest rates. As a percentage of revenue, interest expense, net, increased to 1.4% of revenue in the 2007 period from 0.8% of revenue in the 2006 period.

     As a result of the foregoing, our pre-tax margin increased to 1.1% in the 2007 period from 3.9% in the 2006 period.

     Our income tax expense in the 2007 period was $572,000, or 49.8% of earnings before income taxes. Our income tax expense in the 2006 period was $2.0 million, or 44.0% of earnings before income taxes. In both periods, the effective tax rate was different from the expected combined tax rate for a company headquartered in Iowa because a portion of the cost of driver per diem expense is not deductible. The impact of paying per diem travel expenses varies depending upon the ratio of drivers to independent contractors and the level of our pre-tax earnings.

     As a result of the factors described above, net earnings were $577,000 in the 2007 period (0.5% of revenue), compared with $2.6 million in the 2006 period (2.2% of revenue). In addition, our operating ratio (operating expenses as a percentage of operating revenue) was 97.5% during the 2007 period as compared with 95.3% during the 2006 period. Our adjusted operating ratio (operating expenses minus fuel surcharge revenue as a percentage of operating revenue excluding fuel surcharge revenue) was 97.1% during the 2007 period as compared with 94.4% during the 2006 period.

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

     Our primary sources of liquidity have been funds provided by operations and borrowings under credit arrangements with commercial lending institutions and equipment manufacturers. At June 30, 2007, we had $72,000 in cash and adequate borrowing availability on our line of credit to finance any near-term needs for working capital. During the first six months of 2007, we purchased 135 new tractors and 357 new trailers for $20.5 million, which was financed, in part, with $19.7 million of new long term debt. No significant equipment purchases are planned for the remainder of 2007.

     At June 30, 2007, we had positive working capital of $1.1 million compared to positive working capital of $3.8 million at June 30, 2006. Working capital, defined as current assets minus current liabilities, is not always fully representative of our liquidity position because cash and trade receivables account for a large portion of our current assets. Our trade accounts receivable are generally collected within 31 days. Alternatively, current maturities of long term debt, a large portion of our current liabilities, are paid over one year.

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

     Although there can be no assurance, we believe that cash generated by operations and available sources of financing for acquisitions of revenue equipment will be adequate to meet our currently anticipated working capital requirements and other cash needs through June 2008. We will require additional sources of financing over the long-term to upgrade our tractor and trailer fleets. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. Specifically, our short- and long-term liquidity may be adversely affected by one or more of the following factors: costs associated with insurance and claims; weak freight demand or a loss in customer relationships or volume; the impact of new hours-of-service regulations on asset productivity; the impact of stricter emissions standards; the ability to attract and retain sufficient numbers of qualified drivers and independent contractors; elevated fuel prices and the ability to collect fuel surcharges; inability to maintain compliance with, or negotiate amendments to, loan covenants; the ability to finance the tractors and trailers delivered and scheduled for delivery; and the possibility of shortened payment terms by our suppliers and vendors worried about our ability to meet payment obligations. Based upon our profitability, anticipated future cash flows, current availability under the financing arrangement with LaSalle Bank, and sources of equipment financing that are available, we do not expect to experience significant liquidity constraints in the foreseeable future. To the extent that actual results or events differ from our financial projections or business plans, our liquidity may be adversely affected and we may be unable to meet our financial covenants. In such event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured.

     Net cash provided by operating activities was $2.7 million for the six months ended June 30, 2007, compared to net cash provided of $8.4 million for the six months ended June 30, 2006. Historically, our principal use of cash generated from operations is to service debt and to internally finance acquisitions of revenue equipment. Total receivables increased $3.8 million for the six months ended June 30, 2007. The average age of our trade accounts receivable were 31.2 days in the 2007 period and 30.9 in the 2006 period.

     Net cash provided by investing activities was $422,000 for the six months ended June 30, 2007. This related primarily to proceeds from the sale of revenue equipment partially offset by cash used to purchase property and equipment.

     Net cash used in financing activities was $5.1 million for the six months ended June 30, 2007, consisting primarily of net payments of principal under our long-term debt agreements.

     We have a financing arrangement with LaSalle Bank, which expires on October 31, 2010, and provides for automatic month-to-month renewals under certain conditions after that date. LaSalle Bank may terminate the arrangement prior to October 31, 2010, in the event of default, and may terminate at the end of any renewal term. The agreement provides for a revolving line of credit which allows for borrowings at up to 85% of eligible receivables. At June 30, 2007, there was no balance owed under our revolving line of credit.

     The LaSalle Bank financing arrangement also includes financing for letters of credit. At June 30, 2007, we had outstanding letters of credit totaling $8.4 million for self-insured amounts under our insurance programs. We are required to pay an annual fee of 1.25% of the outstanding letters of credit. These letters of credit directly reduce the amount of potential borrowings available under the financing arrangement discussed above. Any increase in self-insured retention, as well as increases in claim reserves, may require additional letters of credit to be posted, which would negatively affect our liquidity.

     The combination of borrowings under the line of credit and outstanding letters of credit with LaSalle Bank cannot exceed the lower of $15.0 million or a specified borrowing base, which at June 30, 2007 was $15.0 million, leaving $6.6 million in remaining availability at such date. We are required to pay a facility fee on the LaSalle Bank financing arrangement of .25% of the unused loan limit. Borrowings under the arrangement are secured by accounts receivable. The interest rate on outstanding borrowings under the arrangement is equal to a spread on LaSalle Bank's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, as defined under the agreement. At June 30, 2007 the applicable interest rate under the arrangement was equal to the prime rate minus 25 basis points.

     The LaSalle Bank financing arrangement requires compliance with certain financial covenants, including compliance with a minimum tangible net worth, debt to EBITDAR, and a fixed charge coverage ratio. We were in compliance with these requirements at June 30, 2007. We believe we will maintain compliance with all covenants throughout 2007, although there can be no assurance that the required financial performance will be achieved. In addition, equipment financing provided by a manufacturer contains a minimum tangible net worth requirement. We were in compliance with the required minimum tangible net worth requirement at June 30, 2007 and we expect to remain in compliance for the foreseeable future. If we fail to maintain compliance with these financial covenants, or to obtain a waiver of any noncompliance, the lenders will have the right to declare all sums immediately due and pursue other remedies. In this event, we believe we could renegotiate the terms of our debt or that alternative financing would be available, although this cannot be assured. As of the filing date, we were in compliance with all financial covenants.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables set forth our contractual obligations and other commercial commitments as of June 30, 2007:

                                      PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                              -----------------------------------------------------
                                        Less than                            After
                               Total     One year   1-3 years   3-5 years   5 years
                              -------   ---------   ---------   ---------   -------
Contractual Obligations
Long-term debt                $49,063    $11,240     $24,378     $10,819     $2,626
Operating lease obligations     2,679      1,908         742          29         --
                              -------    -------     -------     -------     ------
Total                         $51,742    $13,148     $25,120     $10,848     $2,626
                              =======    =======     =======     =======     ======

     We cannot reasonably estimate when the unrecognized tax benefits will be realized. In our normal course of business we place orders with equipment manufacturers for future delivery of new tractors and trailers. The orders for trailers can be cancelled at any time without penalty prior to taking delivery. The orders for tractors can be cancelled without penalty at any time up to 60 days prior to production of the tractor. If the termination occurs less than 60 days, but more than 45 days prior to production, we retain the right to cancel subject to a per truck penalty of $500. Orders generally cannot be cancelled within 45 days prior to production. At June 30, 2007, we did not have any commercial commitments related to tractor and trailer orders that cannot be cancelled.

Approximately 4% of our long-term debt carries a variable interest rate. Using our weighted average interest rate of 6.51% as of June 30, 2007, the following approximately represents our expected obligations for future interest payments:

                                 PAYMENTS (IN THOUSANDS) DUE BY PERIOD
                          ----------------------------------------------------
                                   Less than                            After
                           Total    One year   1-3 years   3-5 years   5 years
                          ------   ---------   ---------   ---------   -------
Total interest payments   $7,120     $2,828      $3,308       $899       $85
                          ======     ======      ======       ====       ===

     We had no other commercial commitments at June 30, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

     Our liquidity is not materially affected by off-balance sheet transactions. As of June 30, 2007, our fleet included 124 tractors and 11 trailers obtained under operating leases. The lease payments for these tractors and trailers increase equipment rent expense, a component of purchased transportation expense, rather than depreciation and interest expense. These obligations are included in our schedule of contractual obligations, and exclude potential Terminal Remainder Adjustment Clause (TRAC) payments or refunds on 116 tractors amounting to 40% of the original purchase price due at the end of the original 48 month term of the lease. After 48 months, we expect the residual value of the tractors to be greater than 40% of the original cost, allowing us to return the tractors without penalty.

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

     Our critical accounting policies include the following:

     REVENUE RECOGNITION

     We generally recognize operating revenue when the freight to be transported has been loaded. We operate primarily in the short-to-medium length haul category of the trucking industry; therefore, our typical customer delivery is completed one day after pickup. Accordingly, this method of revenue recognition is not materially different from recognizing revenue based on completion of delivery. We recognize operating revenue when the freight is delivered for longer haul loads where delivery is completed more than one day after pickup. Amounts payable to independent contractors for purchased transportation, to company drivers for wages, and other direct expenses are accrued when the related revenue is recognized. Had we recognized operating revenue when the freight was delivered, net income would have been $14,000 higher and $40,000 lower during the three and six months ended June 30, 2007, respectively.

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

INTEREST RATE RISK

     We also are exposed to market risks from changes in certain interest rates on our debt. Our financing arrangement with LaSalle Bank carries a variable interest rate equal to a spread on LaSalle's prime rate or LIBOR, at our option. The spread is determined by our ratio of funded debt to EBITDAR, as defined under the agreement. In addition, approximately $1.8 million of our other debt carries variable interest rates. This variable interest exposes us to the risk that interest rates may rise. Assuming borrowing levels at June 30, 2007, a one-point increase in the prime rate would increase interest expense by approximately $18,000. The remainder of our other debt carries fixed interest rates. At June 30, 2007, approximately 4% of our debt carried a variable interest rate and the remainder was fixed.

ITEM 4. CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007. During our second fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act rules.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 8, 2007, we held a special meeting of stockholders at which our stockholders considered approving the Agreement and Plan of Merger, dated March 22, 2007, (the "Plan of Merger") between us, Western Express, Inc., a Tennessee corporation ("Buyer"), and Western Express Acquisition Corporation, a Nevada corporation ("Sub"), whereby Sub would merge with and into our Company, with our Company surviving as a wholly owned subsidiary of Western. At the special meeting, 4,991,002 votes were cast for approval of the Plan of Merger, 14,780 votes were cast against approval of the Plan of Merger and the holders of 354 shares abstained.

ITEM 5. OTHER INFORMATION

     On August 10, 2007, Chad A. Johnson, our Vice President of Vehicle Operations, tendered his resignation from all positions held with the company. Mr. Johnson has accepted a management position with a company outside the trucking industry.

ITEM 6. EXHIBITS

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
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

----------
(1) Incorporated by reference to exhibit 2.1 to our Current Report on Form 8-K dated March 22, 2007 (SEC File No. 000-20793), filed March 23, 2007.

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

                                        SMITHWAY MOTOR XPRESS CORP.


Date: August 14, 2007                   By: /s/ Douglas C. Sandvig
                                            ------------------------------------
                                            Douglas C. Sandvig
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer
                                            (On behalf of the registrant and as
                                            the registrant's principal financial
                                            and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT                                                                              METHOD OF
 NUMBER                                 DESCRIPTION                                    FILING
-------                                 -----------                               ---------------
   2      Agreement and Plan of Merger, dated as of March 22, 2007, among         Incorporated by
          Smithway Motor Xpress Corp., Western Express, Inc., and Western         reference
          Express Acquisition Corporation

  3.1     Articles of Incorporation                                               Incorporated by
                                                                                  reference

  3.2     Bylaws of Smithway Motor Xpress Corp. (as amended and restated          Incorporated by
          November 3, 2006)                                                       reference

  31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer       Filed herewith

  31.2    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer       Filed herewith

  32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant   Filed herewith
          to Section 906 of the Sarbanes-Oxley Act of 2002, by G. Larry Owens,
          the Registrant's principal executive officer

  32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant   Filed herewith
          to Section 906 of the Sarbanes-Oxley Act of 2002, by Douglas C.
          Sandvig, the Registrant's principal financial officer